Form 10-Q
period 1994-03-31
IRT PROPERTY CO
filed 1994-05-10
CIK 311099

                    UNITED STATES SECURITIES AND EXCHANGE
                      COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1994

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From         to
                                            ---------   --------

                        Commission File Number 1-7859

                             IRT PROPERTY COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Georgia                              58-1366611
      --------------------------------        --------------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

      200 Galleria Parkway, Suite 1400
             Atlanta, Georgia                            30339
      --------------------------------        --------------------------
           (Address of principal                       (Zip Code)
             executive offices)


                                (404) 955-4406
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                     year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at May 10, 1994
- - ---------------------------          ---------------------------
Common Stock, $1 Par Value                25,321,889 Shares

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                       March 31,                December 31,
                                                                         1994                      1993
                                                                    --------------             ------------
                                                                     (Unaudited)
 ASSETS

 Real estate investments:

   Rental properties, at cost                                        $331,350,472               $331,012,764
   Accumulated depreciation                                           (35,439,213)               (33,463,530)
                                                                      -----------                -----------

                                                                      295,911,259                297,549,234

   Net investment in direct financing
     leases                                                             9,418,797                  9,461,899
   Mortgage loans, net of interest discounts of
     $312,698 in 1994 and $313,253 in 1993                              8,359,160                  8,392,959
                                                                      -----------                -----------

       Net real estate investments                                    313,689,216                315,404,092


 Cash and cash equivalents                                             77,811,475                 78,629,700
 Accrued interest receivable                                              732,349                    895,556
 Prepaid expenses and other assets                                      6,958,928                  7,389,777
                                                                      -----------                -----------

                                                                     $399,191,968               $402,319,125
                                                                      ===========                ===========
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:
   Mortgage notes payable plus net interest premium of
       $146,271 in 1994 and $163,244 in 1993                         $ 98,415,940               $ 98,878,505
   7.3% convertible subordinated
        debentures due August 15, 2003                                 86,250,000                 86,250,000
   Accrued interest on debentures                                         804,521                  2,116,240
   Accrued expenses and other
        liabilities                                                     4,103,747                  3,617,213
   Deferred income taxes                                                1,122,000                  1,122,000
                                                                      -----------                -----------

       Total liabilities                                              190,696,208                191,983,958
                                                                      -----------                -----------

 Shareholders' Equity:
   Common stock, $1 par value, authorized 75,000,000
     shares; 25,321,489 shares issued and outstanding in
     1994 and 25,288,624 shares in 1993                                25,321,489                 25,288,624
   Additional paid-in capital                                         197,099,558                196,793,150
   Cumulative distributions in excess of net earnings                 (13,925,287)               (11,746,607)
                                                                      -----------                -----------

       Total shareholders' equity                                     208,495,760                210,335,167
                                                                      -----------                -----------

                                                                     $399,191,968               $402,319,125
                                                                      ===========                ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 1994 and 1993
                                  (Unaudited)



                                                                           1994                    1993
                                                                           ----                    ----

 Revenues:
   Income from rental properties                                         $10,646,645             $10,123,959
   Interest                                                                  857,844                 355,164
   Interest on direct financing leases                                       534,310                 465,231
                                                                         -----------             -----------

                                                                          12,038,799              10,944,354
                                                                         -----------             -----------
 Expenses:
   Operating expenses of real estate investments                           2,407,360               2,485,012
   Interest on mortgages                                                   2,182,824               2,752,088
   Interest on debentures                                                  1,571,413                 151,632
   Interest on indebtedness to bank                                           23,991                  54,777
   Depreciation                                                            1,975,683               1,855,171
   Amortization of debt costs                                                111,096                  24,033
   General & administrative                                                  634,501                 538,918
                                                                         -----------             -----------

                                                                           8,906,868               7,861,631
                                                                         -----------             -----------

       Net earnings                                                      $ 3,131,931             $ 3,082,723
                                                                         ===========             ===========


 Per Share:

       Net earnings                                                      $      0.12             $      0.15
                                                                         ===========             ===========


 Weighted average number of shares outstanding                            25,297,019              21,030,136
                                                                         ===========             ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (UNAUDITED)





                                                              Additional         Distributions            Total
                                             Common            Paid-In           in Excess of         Shareholders'
                                             Stock             Capital           Net Earnings            Equity
                                             ------           ----------         -------------       -------------

 Balance at December 31, 1992              $21,016,570       $155,618,551        $ (8,061,119)        $168,574,002

 Net earnings for period                        -                  -                3,082,723            3,082,723

 Cash dividends paid -
   $.21 per share                               -                  -               (4,415,658)          (4,415,658)

 Issuance of shares under
 Dividend Reinvestment
 Plan,  net                                     25,047            290,716              -                   315,763

 Exercise of Incentive Stock
 Options, net                                    1,939              5,454              -                     7,393

 Issuance of shares for the
   acquisition of properties                     9,182            105,409              -                   114,591
                                           -----------       ------------        ------------         ------------


 Balance at March 31, 1993                 $21,052,738       $156,020,130        $ (9,394,054)        $167,678,814
                                           ===========       ============        ============         ============


 Balance at December 31, 1993              $25,288,624       $196,793,150        $(11,746,607)        $210,335,167

 Net earnings for period                        -                  -                3,131,931            3,131,931

 Cash dividends paid -
   $.21 per share                               -                  -               (5,310,611)          (5,310,611)

 Issuance of shares under
 Dividend Reinvestment
 Plan,  net                                     21,093            196,981              -                   218,074

 Exercise of Incentive Stock
 Options, net                                      610               (519)             -                        91

 Issuance of shares for the
   acquisition of properties                    11,162            109,946              -                   121,108
                                           -----------       ------------        ------------         ------------


 Balance at March 31, 1994                 $25,321,489       $197,099,558        $(13,925,287)        $208,495,760
                                           ===========       ============        ============         ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (UNAUDITED)



                                                                                      1994                   1993
                                                                                      ----                   ----

 Cash flows from operating activities:
   Net earnings                                                                    $ 3,131,931            $ 3,082,723
   Adjustments to reconcile earnings to net cash from operating activities:
       Depreciation                                                                  1,975,683              1,855,171
       Amortization of debt costs                                                      111,096                 24,033
       Recovery of investment in direct
          financing leases                                                              43,102                 38,483
                                                                                   -----------            -----------

                                                                                     5,261,812              5,000,410
       Changes in accrued assets and liabilities:
         Increase (decrease) in accrued interest on
          debentures -
             7.3% interest payable                                                  (1,311,719)                 -
             2.0% interest payable                                                       -                     28,650
             Accrued premium on 2.0% debentures                                          -                    122,982
         Decrease (increase) in interest receivable,
           prepaid expenses and other assets                                           482,960               (122,579)
         Increase in accrued expenses and other
           liabilities                                                                 604,361                868,956
                                                                                   -----------            -----------


       Net cash flows from operating activities                                      5,037,414              5,898,419
                                                                                   -----------            -----------

 Cash flows from (used in) investing activities:
   Additions to real estate investments, net -
     Acquisitions, expansions and renovations                                         (144,397)            (1,619,957)
     Improvements                                                                     (190,030)              (310,633)
   Collections of mortgage loans, net                                                   33,799                  1,077
                                                                                   -----------            -----------

       Net cash flows used in investing activities                                    (300,628)            (1,929,513)
                                                                                   -----------            -----------

 Cash flows from (used in) financing activities:
   Cash dividends paid, net                                                         (5,092,537)            (4,099,895)
   Exercise of Incentive Stock Options, net                                                 91                  7,393
   Amortization of mortgage notes payable, net                                        (332,565)              (395,764)
   Repayment of mortgage notes payable, net                                           (130,000)              (920,213)
   Increase in bank indebtedness, net                                                    -                  3,799,900
                                                                                   -----------            -----------

       Net cash flows used in financing activities                                  (5,555,011)            (1,608,579)
                                                                                   -----------            -----------


 Net increase (decrease) in cash and cash equivalents                                 (818,225)             2,360,327

 Cash and cash equivalents at beginning of period                                   78,629,700                133,549
                                                                                   -----------            -----------

 Cash and cash equivalents at end of period                                        $77,811,475            $ 2,493,876
                                                                                   ===========            ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (UNAUDITED)




                                                                             1994                1993
                                                                             ----                ----
 Supplemental disclosures of cash flow
 information:
 -------------------------------------

 Cash paid during the period for interest
             related to:

     Mortgage notes payable                                              $ 2,234,936           $ 2,767,760

     Convertible subordinated debentures -
       7.3% interest                                                       2,885,782                 -
       2% interest                                                             -                     -
       Premiums                                                                -                     -

     Indebtedness to bank                                                     24,524                71,491
                                                                          ----------           -----------

         Total cash paid during the period
           for interest                                                  $ 5,145,242           $ 2,839,251
                                                                         ===========           ===========



 Supplemental schedule of noncash investing
 and financing activities:
 ------------------------------------------
 Acquisitions:

   Cost of acquisitions, expansions and
            renovations                                                  $   265,505           $ 5,734,548

   Additions to mortgage notes payable -
     Assumed                                                                   -                (4,000,000)

   Issuance of common stock                                                 (121,108)             (114,591)
                                                                         -----------           -----------


       Cash paid for acquisitions, expansions
            and renovations of real estate
                 investments                                             $   144,397           $ 1,619,957
                                                                         ===========           ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                              March 31, 1994 and 1993


1.       Unaudited Financial Statements and Reclassification

         These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1993. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 1994 and 1993 have been recorded. Certain items on the consolidated statements of earnings and cash flows have been reclassified to conform with the 1994 presentation.

2.       Earnings Per Share

         Earnings per share have been computed based on the weighted average number of shares of common stock outstanding. The effect on earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

3.       Interest on Short-Term Investments

         Interest income includes income on certificates of deposit of $634,534 for the three months ended March 31, 1994.

4.       Mortgage Loan Investment

         On April 14, 1994, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan filed Chapter 11 bankruptcy. The principal balance of the loan at March 31, 1994 was $5,234,897. This wrap-around mortgage is subject to two first mortgages having an aggregate balance of $1,285,267 as of March 31, 1994. In accordance with the Company's accounting policy on income recognition, the Company ceased accruing interest income on the wrap-around mortgage loan effective April 1, 1994. The outcome of the bankruptcy proceedings cannot be determined at this time.

5.       Commitments and Contingencies

         The Company has executed contracts to purchase two shopping centers in Florida. The total purchase price is estimated to be $12,700,000, consisting of approximately $5,300,000 of first mortgage financing and $7,400,000 of cash.

         During 1992, the Company purchased from the Sofran Group and the IBM Retirement Plan Trust Fund (advised by Dreyfus Realty Advisors) 17 shopping centers which have certain rental guaranties from the sellers. At the time of the purchases, 290,762 shares of the Company's common stock (representing approximately $3,003,000 of the purchase price) were retained as "holdback shares." The Company may be required to issue all or a portion of the holdback shares at various dates over the holdback periods if certain occupancy levels on a portfolio basis or on agreed-upon spaces are achieved by the end of the respective periods.

         The Sofran holdback, which expires January 1995, contained a total of 169,290 shares. For the period August 1, 1992 through December 31, 1993, the number of shares available to the sellers was reduced by 110,540 shares and the Company issued 9,182 shares to the sellers, leaving a balance of 49,568 holdback shares.

         The Dreyfus holdback, which expires December 1995, contained a total of 121,472 shares. For the period December 23, 1992 through December 31, 1993, the number of shares available to the sellers was reduced by 25,387 shares and the Company issued 31,731 shares to the sellers, leaving a balance of 64,354 holdback shares.

         The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers are entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares may be extinguished at the close of the periods. The Company paid dividend equivalents of $10,409 and $25,110 during the first three months of 1994 and 1993, respectively, to the sellers of the Sofran centers. Also, the Company paid dividend equivalents of $15,858 and $25,509 during the first quarter of 1994 and 1993, respectively, to the sellers of the Dreyfus centers. These payments are considered part of the cost of acquisition on the respective payment dates.

         Additionally, the seller of one of the IBM/Dreyfus centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through December 31, 1993, 15,943 shares held as collateral were released to the seller and 773 shares were retired.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Material Changes in Financial Condition. There were no material changes in the Company's financial condition during the first quarter of 1994.

         During the first quarter of 1994, the Company had an average of approximately $79,000,000 of the proceeds of the August 1993 equity and debt offerings invested in short-term money market investments earning an average interest rate of approximately 3.2%. This resulted in temporary dilution in funds from operations. This temporary dilution will cease as this cash is invested in higher-yielding real estate investments which the Company is actively pursuing.

         Material Changes in Results of Operations. Funds from operations is defined as net cash flows from operating activities before changes in accrued assets and liabilities. Funds from operations totaled $5,261,812 and $5,000,410 for the three-month periods ended March 31, 1994 and 1993, respectively.

         The Company's 1993 property acquisitions, expansions and sales resulted in net increases in income from rental properties and depreciation and a net decrease in operating expenses of real estate investments during the first quarter of 1994.

         The increase in interest income during the quarter ended March 31, 1994 was primarily due to approximately $635,000 of interest earned on short-term investments. No cash was available for short-term investing in the first quarter of 1993. The 1994 increase was partially offset by a decrease in interest income of approximately $107,000 due to the repayment of two of the Company's mortgage loan investments in December 1993.

         During the first quarter of 1994, the Company received percentage rental totaling $292,000 from its four Wal-Mart investments accounted for as direct financing leases, an increase of approximately $73,000 over that received in 1993.

         The decrease in interest on mortgages was primarily due to the repayment of eleven mortgage notes payable during 1993 and the refinancing of a 12.625% mortgage at 8.125% in March 1994, partially offset by additional interest from 1993 acquisitions.

         The increase in interest on debentures during the three-month period ended March 31, 1994 resulted from the issuance of $86,250,000 of 7.3% convertible subordinated debentures in

August 1993, partially offset by the Company's redemption of the remaining 2% convertible subordinated debentures on August 1, 1993.

         The Company had no borrowings under its bank credit facility during the three months ended March 31, 1994, but had average borrowings of approximately $2.5 million during the comparable period in 1993. This resulted in decreased interest expense on bank debt for the first quarter of 1994.

         The increase in general and administrative expenses in 1994 was primarily due to the costs of increased administrative and property management personnel.

         On April 14, 1994, the borrower under the wrap-around mortgage loan secured by Spanish Quarter Apartments filed Chapter 11 bankruptcy. In accordance with the Company's accounting policy on income recognition, the Company ceased accruing interest income on this loan effective April 1, 1994. The outcome of the bankruptcy proceedings cannot be determined at this time. (See Note 4.)

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the first quarter of 1994.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                                  IRT PROPERTY COMPANY


Date: May 10, 1994                                /s/ Donald W. Macleod
                                                  --------------------------
                                                  Donald W. MacLeod
                                                  Chairman & President


Date: May 10, 1994                                /s/ Mary M. Thomas
                                                  --------------------------
                                                  Mary M. Thomas
                                                  Executive Vice President &
                                                  Treasurer