Form 10-Q
period 1994-06-30
IRT PROPERTY CO
filed 1994-08-05
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended        June 30, 1994
                                        -------------------------

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From           to
                                        ---------    ----------

Commission File Number                                                    1-7859
- - --------------------------------------------------------------------------------

                             IRT PROPERTY COMPANY
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                              58-1366611
- - --------------------------------        --------------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                            30339
- - --------------------------------        --------------------------
     (Address of principal                       (Zip Code)
       executive offices)

                                (404) 955-4406
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
- - --------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                     year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at August 5, 1994
- - ---------------------------     ----------------------------------

Common Stock, $1 Par Value               25,357,562 Shares

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,                    December 31,
                                                                                         1994                          1993
                                                                                       ---------                   ------------
                                                                                      (Unaudited)
 ASSETS
 Real estate investments:

   Rental properties, at cost                                                          $355,043,861               $331,012,764
   Accumulated depreciation                                                             (37,414,911)               (33,463,530)
                                                                                        -----------                -----------
                                                                                        317,628,950                297,549,234

   Net investment in direct financing
     leases                                                                               9,374,535                  9,461,899
   Mortgage loans, net of interest
     discounts of $312,143 in 1994 and
     $313,253 in 1993                                                                     8,352,871                  8,392,959
                                                                                        -----------                -----------
       Net real estate investments                                                      335,356,356                315,404,092

 Cash and cash equivalents                                                               48,057,372                 78,629,700
 Accrued interest receivable                                                                658,584                    895,556
 Prepaid expenses and other assets                                                        7,134,608                  7,389,777
                                                                                        -----------                -----------
                                                                                       $391,206,920               $402,319,125
                                                                                        ===========                ===========
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:
   Mortgage notes payable, plus net
     interest premium of $128,861 in
     1994 and $163,244 in 1993                                                         $ 89,808,332               $ 98,878,505
   7.3% convertible subordinated
     debentures due August 15, 2003                                                      86,250,000                 86,250,000
   Accrued interest on debentures                                                         2,378,583                  2,116,240
   Accrued expenses and other
     liabilities                                                                          5,152,426                  3,617,213
   Deferred income taxes                                                                  1,122,000                  1,122,000
                                                                                        -----------                -----------
       Total liabilities                                                                184,711,341                191,983,958
                                                                                        -----------                -----------
 Shareholders' Equity:
   Common stock, $1 par value,
     authorized 75,000,000 shares;
     25,357,562 shares issued and
     outstanding in 1994 and 25,288,624
     shares in 1993                                                                      25,357,562                 25,288,624
   Additional paid-in capital                                                           197,429,490                196,793,150
   Cumulative distributions in excess
     of net earnings                                                                    (16,291,473)               (11,746,607)
                                                                                        -----------                -----------
       Total shareholders' equity                                                       206,495,579                210,335,167
                                                                                        -----------                -----------
                                                                                       $391,206,920               $402,319,125
                                                                                        ===========                ===========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   For the Three- and Six-Month Periods Ended
                             June 30, 1994 and 1993
                                  (Unaudited)

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                                  ------------------                  ----------------

                                                1994               1993            1994               1993
                                                ----               ----            ----               ----
 Revenues:
   Income from rental
     properties                             $10,636,629        $10,318,828     $21,283,274        $20,442,787
   Interest                                     877,673            354,662       1,735,517            709,826
   Interest on direct
     financing leases                           240,912            245,375         775,222            710,606
                                             ----------         ----------      ----------         ----------
                                             11,755,214         10,918,865      23,794,013         21,863,219
                                             ----------         ----------      ----------         ----------

 Expenses:
   Operating expenses of real
     estate investments                       2,448,657          2,526,620       4,856,017          5,011,632
   Interest on mortgages                      2,085,999          2,718,666       4,268,823          5,470,754
   Interest on debentures                     1,562,630            151,632       3,134,043            303,264
   Interest on indebtedness
     to bank                                     24,257            100,892          48,248            155,669
   Depreciation                               1,975,698          1,886,261       3,951,381          3,741,432
   Amortization of debt costs                   111,786             25,189         222,882             49,222
   General & administrative                     657,417            611,546       1,291,918          1,150,464
                                             ----------         ----------      ----------         ----------
                                              8,866,444          8,020,806      17,773,312         15,882,437
                                             ----------         ----------      ----------         ----------

       Earnings from
            operations                        2,888,770          2,898,059       6,020,701          5,980,782
 Capital loss                                (3,685,454)                 -      (3,685,454)                 -
                                             ----------          ---------      ----------          ---------
       Earnings before
            extraordinary item                (796,684)          2,898,059       2,335,247          5,980,782
 Extraordinary item -
   Gain on extinguishment of
     debt                                     3,748,095             -            3,748,095             -
                                             ----------         ----------      ----------         ----------
       Net earnings                         $ 2,951,411        $ 2,898,059     $ 6,083,342        $ 5,980,782
                                             ==========         ==========      ==========         ==========

 Per Share:

   Earnings from operations                      $ 0.12              $0.14          $ 0.24              $0.28

   Capital loss                                   (0.15)                -            (0.15)                -
                                             ----------         ----------      ----------         ----------

       Earnings before
            extraordinary
            item                                  (0.03)              0.14            0.09               0.28
   Extraordinary item                              0.15                  -            0.15                  -
                                             ----------         ----------      ----------         ----------
       Net earnings                          $     0.12         $     0.14      $     0.24         $     0.28
                                             ==========         ==========      ==========         ==========



 Weighted average number of
   shares outstanding                        25,332,560         21,062,396      25,314,888         21,046,355
                                             ==========         ==========      ==========         ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)





                                                                                  Cumulative
                                                              Additional         Distributions           Total
                                              Common           Paid-In           in Excess of        Shareholders'
                                              Stock            Capital           Net Earnings           Equity
                                              ------          ----------         -------------       -------------
 Balance at December 31, 1992              $21,016,570        $155,618,551       $ (8,061,119)        $168,574,002

 Net earnings for period                        -                   -               5,980,782            5,980,782

 Cash dividends paid -
   $.42 per share                               -                   -              (8,836,733)          (8,836,733)

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                    53,593             619,965             -                   673,558

 Exercise of Incentive Stock
   Options                                       4,439              24,001             -                    28,440

 Issuance of shares for the
   acquisition of properties                     9,182             105,409             -                   114,591
                                            ----------         -----------        -----------          -----------

 Balance at June 30, 1993                  $21,083,784        $156,367,926       $(10,917,070)        $166,534,640
                                            ==========         ===========        ===========          ===========


 Balance at December 31, 1993              $25,288,624        $196,793,150       $(11,746,607)        $210,335,167

 Net earnings for period                        -                   -               6,083,342            6,083,342

 Cash dividends paid -
   $.42 per share                               -                   -             (10,628,208)         (10,628,208)

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                    44,604             402,643             -                   447,247

 Exercise of Incentive Stock
   Options, net                                  1,010               2,131             -                     3,141

 Issuance of shares for the
   acquisitions of properties                   23,324             231,566             -                   254,890
                                            ----------         -----------        -----------          -----------


 Balance at June 30, 1994                  $25,357,562        $197,429,490       $(16,291,473)        $206,495,579
                                            ==========         ===========        ===========          ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)

                                                                                      1994                   1993
                                                                                      ----                   ----
 Cash flows from operating activities:
   Earnings before extraordinary item                                            $  2,335,247            $  5,980,782
   Adjustments to reconcile earnings to net
     cash from operating activities:
       Depreciation                                                                 3,951,381               3,741,432
       Capital loss                                                                 3,685,454                  -
       Amortization of debt costs                                                     222,882                  49,222
       Recovery of investment in direct
        financing leases                                                               87,364                  78,001
                                                                                  -----------             -----------
                                                                                   10,282,328               9,849,437
       Changes in accrued assets and
         liabilities:
           Increase in accrued interest on
             debentures
               7.3% Interest payable                                                  262,343                  -
               Accrued premium on 2.0% debentures                                      -                      245,964
           Decrease (increase) in interest
             receivable, prepaid expenses and
             other assets                                                              22,559                (463,245)
           Increase in accrued expenses and
             other liabilities                                                      1,575,593               1,479,042
                                                                                  -----------             -----------
       Net cash flows from operating
         activities                                                                12,142,823              11,111,198
                                                                                  -----------             -----------
 Cash flows from (used in) investing
 activities:
    Additions to real estate investments, net -
      Acquisitions, expansions and
        renovations                                                               (26,909,520)            (11,111,725)
      Improvements                                                                   (345,821)               (492,588)
    Collections of mortgage loans, net                                                 40,088                   2,687
                                                                                  -----------             -----------
       Net cash flows used in investing activities                                (27,215,253)            (11,601,626)
                                                                                  -----------             -----------
 Cash flows from (used in) financing
  activities:
     Cash dividends paid, net                                                     (10,180,961)             (8,163,175)
     Exercise of Incentive Stock Options, net                                           3,141                  28,440
     Amortization of mortgage notes payable, net                                     (692,078)               (788,016)
     Repayment of mortgage notes payable, net                                      (8,378,095)               (920,213)
     Increase in bank indebtedness, net                                                -                   11,799,900
     Extraordinary item -
       Gain on extinguishment of debt                                               3,748,095                  -
                                                                                  -----------             -----------
       Net cash flows from (used in)
         financing activities                                                     (15,499,898)              1,956,936
                                                                                  -----------             -----------


 Net increase (decrease) in cash and cash
  equivalents                                                                     (30,572,328)              1,466,508

 Cash and cash equivalents at beginning of
  period                                                                           78,629,700                 133,549
                                                                                  -----------             -----------
 Cash and cash equivalents at end of period                                      $ 48,057,372            $  1,600,057
                                                                                  ===========             ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993




                                                                             1994                1993
                                                                             ----                ----
 Supplemental disclosures of cash flow
 information:
 ------------------------------------
 Cash paid during the year for interest
  related to:

     Mortgage notes payable                                               $  4,386,837         $ 5,487,243

     Convertible subordinated debentures -
       7.3% interest                                                         2,885,782              -
       2% interest                                                              -                   57,300
       Premiums                                                                 -                   -

     Indebtedness to banks                                                      48,515             154,732
                                                                           -----------          ----------
         Total cash paid during the period for
             interest                                                     $  7,321,134         $ 5,699,275
                                                                           ===========          ==========



 Supplemental schedule of noncash investing
 and financing activities:
 ------------------------------------------
 Acquisitions:

   Cost of acquisitions, expansions and
      renovations                                                         $ 27,164,410         $15,226,316

   Additions to mortgage notes payable -
     Assumed                                                                    -               (4,000,000)

   Issuance of common stock                                                   (254,890)           (114,591)
                                                                           -----------          ----------
       Cash paid for acquisitions, expansions
         and renovations of real estate
         investments                                                      $ 26,909,520         $11,111,725
                                                                           ===========          ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                             June 30, 1994 and 1993


1.       Unaudited Financial Statements and Reclassification

         These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1993. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 1994 and 1993 have been recorded. Certain items on the consolidated statements of cash flows have been reclassified to conform with the 1994 presentation.

2.       Earnings Per Share

         Earnings per share have been computed based on the weighted average number of shares of common stock outstanding. The effect on earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

3.       Interest on Short-Term Investments

         Interest income includes income on certificates of deposit of $788,665 and $1,423,199 for the three-month and six-month periods ended June 30, 1994.

4.       Purchase of Rental Properties

         On June 30, 1994, the Company purchased two shopping centers in Cooper City and Sunrise, Florida for approximately $25,350,000 cash.

5.       Mortgage Loan Investment

         On April 14, 1994, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan filed Chapter 11 bankruptcy. This wrap-around mortgage, with an outstanding balance of $5,234,897, is subject to two first mortgages having an aggregate balance of $1,235,980 as of June 30, 1994. In accordance with the Company's accounting policy on income recognition, the Company ceased accruing interest income on the wrap-around mortgage loan effective April 1, 1994. The outcome of the bankruptcy proceedings cannot be determined at this time.

6.       Extraordinary Item and Capital Loss

         On June 28, 1994, the Company purchased the 9.5% mortgage note payable secured by Valley West Mall in Glendale, Arizona for $4,500,000. The mortgage note payable had an outstanding principal balance of $8,248,095, which resulted in an extraordinary gain on extinguishment of this indebtedness of $3,748,095 for both financial reporting and tax purposes. In addition, as a result of this transaction, the Company recorded a $3,685,454 reduction in the carrying value of Valley West Mall due to a permanent impairment in the value of this investment. For tax purposes, the Company will not be able to claim this deduction until the actual disposition of the property. Subsequent to quarter end, the Company also acquired the land underlying this investment (See Note
8).

7.       Commitments and Contingencies

         The Company has executed a contract to purchase a shopping center in North Carolina for a purchase price of approximately $3,010,000.

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

         The Dreyfus holdback, which expires December 1995, contained a total of 121,472 shares. For the period December 23, 1992 through March 31, 1994, the number of shares available to the sellers was reduced by 27,905 shares and the Company issued 45,257 shares to the sellers, leaving a balance of 48,310 holdback shares.

         The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers are entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares may be extinguished at the close of the periods. The Company paid dividend equivalents of $20,818 and $50,233 during the first six months of 1994 and 1993, respectively, to the sellers of the Sofran centers. Also, the Company paid dividend equivalents of $28,557 and $50,162 during the first half of 1994 and 1993, respectively, to the sellers of the Dreyfus centers. These payments are considered part of the cost of acquisition on the respective payment dates.

         Additionally, the seller of one of the IBM/Dreyfus centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through March 31, 1994, 18,758 shares held as collateral were released to the seller and 2,137 shares were retired, leaving a balance of 94,448 shares.

8.       Subsequent Events

         On August 3, 1994, the Company purchased the land underlying Valley West Mall for $1,500,000 cash and terminated the ground lease (See Note 6).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Material Changes in Financial Condition. Acquisitions of real estate investments during the first quarter of 1994, aggregating approximately $27,164,000, consisted of:

         (a)     the purchase of two shopping center investments;

         (b) the payment of dividend equivalents on the holdback shares retained in the 1992 purchases of 17 shopping center investments (See Note 7);

         (c) the issuance of certain of the holdback shares earned by one of the sellers; and

         (d) the funding of expansion or redevelopment costs of four existing investments.

         These acquisitions were funded by approximately $26,910,000 cash and the issuance of 23,324 shares of the Company's common stock valued at $10.93 per share.

         The Company also utilized $4,500,000 of cash to purchase its $8,248,000 mortgage note payable secured by Valley West Mall. This purchase resulted in the recognition of an extraordinary gain on extinguishment of debt of approximately $3,748,000 and a reduction in annual debt service of approximately $1,076,000. As a result of this transaction, the Company reduced the carrying value of this investment by approximately $3,685,000 due to a permanent impairment in its value. Subsequent to quarter end, the Company purchased the underlying land for $1,500,000 cash and terminated the ground lease extinguishing approximately $203,000 of ground rental payments. (See Notes 6 and 8.)

         During the quarter and six months ended June 30, 1994, the Company had an average of approximately $71,000,000 and $75,000,000, respectively, of the proceeds of the August 1993 equity and debenture offerings invested in short-term money market investments earning an average interest rate of approximately 4.4% and 3.8% respectively. This resulted in temporary dilution in funds from operations. This temporary dilution will cease as this cash is invested in higher-yielding real estate investments which the Company is actively pursuing.

         Material Changes in Results of Operations. Funds from operations is defined as net cash flows from operating activities before changes in accrued assets and liabilities. Funds from operations totaled $5,020,516 and $4,849,027 for the three-month periods ended June 30, 1994 and 1993, respectively, and $10,282,328 and $9,849,437 for the six-month periods then ended.

         The Company's 1993 property acquisitions and expansions offset by property sales and the ongoing redevelopment of two shopping centers resulted in net increases in income from rental properties and depreciation expense and net decreases in operating expenses of real estate investments during the three- and six-month periods ended June 30, 1994.

         The increase in interest income during the quarter and six months ended June 30, 1994 was primarily due to approximately $789,000 and $1,423,000, respectively, of interest earned on short-term investments. No cash was available for short-term investing in the first six months of 1993. The 1994 increase was partially offset by a decrease in interest income of approximately $264,000 and $398,000, respectively, due to the repayment of two of the Company's mortgage loan investments in December 1993 and the cessation of interest recognition on the Company's wrap-around mortgage loan secured by Spanish Quarter Apartments (See Note 5).

         During the first quarter of 1994, the Company received percentage rental totaling approximately $292,000 from its four Wal-Mart investments accounted for as direct financing leases, an increase of approximately $73,000 over that received in 1993.

         The decrease in interest on mortgages was primarily due to the repayment of eleven mortgage notes payable during 1993 and the refinancing of a 12.625% mortgage at 8.125% in March 1994, partially offset by additional interest from 1993 acquisitions.

         The increases in interest on debentures and amortization of debt costs during the three- and six-month periods ended June 30, 1994 resulted from the issuance of $86,250,000 of 7.3% convertible subordinated debentures in August 1993, partially offset by the Company's redemption of the remaining 2% convertible subordinated debentures on August 1, 1993.

         The Company had no borrowings under its bank credit facility during the six months ended June 30, 1994, but had average borrowings of approximately $7.4 million and $4.9 million during the quarter and six months ended June 30, 1993. This resulted in decreased interest expense on bank debt for the comparable periods in 1994.

         The increase in general and administrative expenses in 1994 was primarily due to the costs of increased administrative and property management personnel.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated July 14, 1994 (date of event reported, June 30, 1994), as amended under a Form 8-K/A dated August 1, 1994, reporting, under Items 2 and 7, the acquisition of two shopping centers as of June 30, 1994, which Form 8-K, as amended, is incorporated herein by reference.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                   IRT PROPERTY COMPANY


Date: August 5, 1994               /s/ Donald W. Macleod
      --------------               --------------------------
                                   Donald W. MacLeod
                                   Chairman & President


Date: August 5, 1994               /s/ Mary M. Thomas
      --------------               --------------------------
                                   Mary M. Thomas
                                   Executive Vice President &
                                   Chief Financial Officer