Form 10-Q
period 1994-09-30
IRT PROPERTY CO
filed 1994-11-04
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended         September 30, 1994
                                        ---------------------------------

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From            to
                                           ----------    ----------

       Commission File Number                                      1-7859
       ------------------------------------------------------------------

                               IRT PROPERTY COMPANY
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Georgia                                 58-1366611
       ------------------------------                --------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

       200 Galleria Parkway, Suite 1400
              Atlanta, Georgia                              30339
       --------------------------------              --------------------
           (Address of principal                          (Zip Code)
             executive offices)

                                (404) 955-4406
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
       ------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at November 4, 1994
  --------------------------              -------------------------------

  Common Stock, $1 Par Value                     25,387,837 Shares

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                    September 30,             December 31,
                                                                        1994                      1993
                                                                    --------------            ------------
                                                                      (Unaudited)
 ASSETS
 Real estate investments:

   Rental properties, at cost                                        $360,817,451               $331,012,764
   Accumulated depreciation                                           (39,507,335)               (33,463,530)
                                                                      -----------                -----------

                                                                      321,310,116                297,549,234

   Net investment in direct financing
         leases                                                         9,329,084                  9,461,899
   Mortgage loans, net of interest
         discounts of $311,588 in 1994 and
         $313,253 in 1993                                               8,346,359                  8,392,959
                                                                      -----------                -----------

            Net real estate investments                               338,985,559                315,404,092

 Cash and cash equivalents                                             41,399,628                 78,629,700
 Accrued interest receivable                                              452,606                    895,556
 Prepaid expenses and other assets                                      8,104,325                  7,389,777
                                                                      -----------                -----------

                                                                     $388,942,118               $402,319,125
                                                                      ===========                ===========
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:
   Mortgage notes payable plus net
     interest premium of $111,002 in
     1994 and $163,244 in 1993                                       $ 89,520,694               $ 98,878,505
   7.3% convertible subordinated
     debentures due August 15, 2003                                    86,250,000                 86,250,000
   Accrued interest on debentures                                         804,521                  2,116,240
   Accrued expenses and other
     liabilities                                                        6,388,834                  3,617,213
   Deferred income taxes                                                1,122,000                  1,122,000
                                                                      -----------                -----------

       Total liabilities                                              184,086,049                191,983,958
                                                                      -----------                -----------

 Shareholders' Equity:
   Common stock, $1 par value,
     authorized 75,000,000 shares;
     25,387,837 shares issued and
     outstanding in 1994 and 25,288,624
     shares in 1993                                                    25,387,837                 25,288,624
   Additional paid-in capital                                         197,677,158                196,793,150
   Cumulative distributions in excess
     of net earnings                                                  (18,208,926)               (11,746,607)
                                                                      -----------                -----------

       Total shareholders' equity                                     204,856,069                210,335,167
                                                                      -----------                -----------

                                                                     $388,942,118               $402,319,125
                                                                      ===========                ===========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  For the Three- and Nine-Month Periods Ended
                          September 30, 1994 and 1993
                                  (Unaudited)

                                                Three Months Ended                  Nine Months Ended
                                                  September 30,                       September 30,
                                                ------------------                  -----------------

                                                1994             1993             1994              1993
                                                ----             ----             ----              ----
 Revenues:
   Income from rental
 properties                                 $11,455,323       $10,860,346      $32,738,597       $31,303,133
   Interest                                     611,617           551,725        2,347,134         1,261,551
   Interest on direct
 financing leases                               239,721           244,305        1,014,943           954,911
                                             ----------        ----------       ----------        ----------

                                             12,306,661        11,656,376       36,100,674        33,519,595
                                             ----------        ----------       ----------        ----------

 Expenses:
   Operating expenses of real
         estate investments                   2,648,280         2,686,067        7,504,297         7,697,699
   Interest on mortgages                      1,962,627         2,587,617        6,231,450         8,058,371
   Interest on debentures                     1,551,623           560,787        4,685,666           864,051
   Interest on indebtedness
         to bank                                 24,502           205,674           72,750           361,343
   Depreciation                               2,092,424         1,965,138        6,043,805         5,706,570
   Amortization of debt costs                   111,786            51,947          334,668           101,169
   General & administrative                     764,820           547,071        2,056,738         1,697,535
                                             ----------        ----------       ----------        ----------

                                              9,156,062         8,604,301       26,929,374        24,486,738
                                             ----------        ----------       ----------        ----------

       Earnings from
         operations                           3,150,599         3,052,075        9,171,300         9,032,857
 Gain on sales of properties
 (capital loss)                                 257,036           306,625      (3,428,418)           306,625
                                             ----------        ----------      ----------         ----------

       Earnings before
         extraordinary item                   3,407,635         3,358,700        5,742,882         9,339,482
 Extraordinary item -
   Gain (loss) on
   extinguishment of
   debt                                          -             (1,440,478)       3,748,095        (1,440,478)
                                             ----------        ----------       ----------        ----------

       Net earnings                         $ 3,407,635       $ 1,918,222      $ 9,490,977       $ 7,899,004
                                             ==========        ==========       ==========        ==========

 Per Share:

   Earnings from operations                       $0.12            $ 0.14           $ 0.36            $ 0.42

   Gain on sales of
     properties
     (capital loss)                                0.01              0.01            (0.14)             0.01
                                                   ----             -----            -----             -----

       Earnings before
         extraordinary
         item                                      0.13              0.15             0.22              0.43

   Extraordinary item                                -              (0.06)            0.15             (0.06)
                                                   ----             -----            -----             -----

       Net earnings                               $0.13            $ 0.09           $ 0.37            $ 0.37
                                                   ====             =====            =====             =====



 Weighted average number of
   shares outstanding                        25,367,434        22,417,222       25,332,596        21,508,332
                                             ==========        ==========       ==========        ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (UNAUDITED)





                                                             Additional        Distributions           Total
                                            Common            Paid-In          in Excess of        Shareholders'
                                            Stock            Capital           Net Earnings           Equity
                                            ------          ----------         -------------       -------------
 Balance at December 31,
   1992                                    $21,016,570        $155,618,551       $ (8,061,119)        $168,574,002

 Net earnings for period                        -                   -               7,899,004            7,899,004

 Cash dividends paid -
   $.63 per share                               -                   -             (13,267,620)         (13,267,620)

 Issuance of common stock,
   net                                       4,127,580          39,656,684             -                43,784,264

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                    88,642             943,941             -                 1,032,583

 Issuance of shares for the
   acquisition of properties                    24,861             304,627             -                   329,488

 Exercise of incentive stock
   options                                       4,439              19,641             -                    24,080
                                            ----------         -----------        -----------          -----------
 Balance at September 30,
   1993                                    $25,262,092        $196,543,444       $(13,429,735)        $208,375,801
                                            ==========         ===========        ===========          ===========




 Balance at December 31,
   1993                                    $25,288,624        $196,793,150       $(11,746,607)        $210,335,167

 Net earnings for period                        -                   -               9,490,977            9,490,977

 Cash dividends paid -
   $.63 per share                               -                   -             (15,953,296)         (15,953,296)

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                    70,820             612,258             -                   683,078

 Issuance of shares for the
   acquisition of properties                    27,383             269,619             -                   297,002

 Exercise of Incentive Stock
   Options                                       1,010               2,131             -                     3,141
                                            ----------         -----------        -----------          -----------


 Balance at September 30,
   1994                                    $25,387,837        $197,677,158       $(18,208,926)        $204,856,069
                                            ==========         ===========        ===========          ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (UNAUDITED)

                                                                                     1994                    1993
                                                                                     ----                    ----
 Cash flows from operating activities:
   Earnings before extraordinary item                                            $  5,742,882            $  9,339,482
   Adjustments to reconcile earnings to net cash from
       operating activities:
       Depreciation                                                                 6,043,805               5,706,570
       Capital loss (gain on sales of properties)                                   3,428,418                (306,625)
       Amortization of debt costs                                                     334,668                 101,169
       Recovery of investment in direct
         financing leases                                                             132,815                 130,443
                                                                                  -----------              ----------

                                                                                   15,682,588              14,971,039
       Changes in accrued assets and liabilities:
         Increase (decrease) in accrued interest
           on debentures -
             7.3% interest payable                                                 (1,311,719)                510,240
             2.0% interest payable                                                     -                       (9,550)
             Accrued premium on 2.0% debentures                                        -                      286,958
         Decrease in interest receivable, prepaid
             expenses and other assets                                               (852,966)             (1,253,644)
         Increase in accrued expenses and other
             liabilities                                                            2,900,571               3,500,367
                                                                                  -----------             -----------


       Net cash flows from operating activities                                    16,418,474              18,005,410
                                                                                  -----------             -----------

 Cash flows from (used in) investing activities:
   Proceeds from sale of investments                                                  562,070                 450,000
   Additions to real estate investments, net -
     Acquisitions, expansions and renovations                                     (32,749,806)            (19,659,844)
     Improvements                                                                    (630,617)               (762,442)
   Collections of mortgage loans, net                                                  46,600                   4,881
                                                                                  -----------             -----------
       Net cash flows used in investing
         activities                                                               (32,771,753)            (19,967,405)
                                                                                  -----------             -----------

 Cash flows from (used in) financing activities:
   Cash dividends paid, net                                                       (15,270,218)            (12,235,037)
   Issuance of common stock, net                                                       -                   43,784,264
   Exercise of Incentive Stock Options, net                                             3,141                  24,080
   Issuance of 7.3% convertible subordinated
     debentures, net                                                                   -                   82,551,620
   Redemption of 2% convertible subordinated debentures                                -                   (8,308,500)
   Amortization of mortgage notes payable, net                                       (979,716)             (1,171,437)
   Repayment of mortgage notes payable, net                                        (8,378,095)            (22,815,915)
   Decrease in bank indebtedness, net                                                  -                   (1,200,100)
   Extraordinary item -
     Gain (loss) on extinguishment of debt                                          3,748,095              (1,440,478)
                                                                                  -----------             -----------
       Net cash flows from (used in) financing
         activities                                                               (20,876,793)             79,188,497
                                                                                  -----------             -----------

 Net increase (decrease) in cash and cash equivalents                             (37,230,072)             77,226,502

 Cash and cash equivalents at beginning of period                                  78,629,700                 133,549
                                                                                  -----------             -----------
 Cash and cash equivalents at end of period                                      $ 41,399,628            $ 77,360,051
                                                                                  ===========             ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993




                                                                              1994                1993
                                                                              ----                ----
 Supplemental disclosures of cash flow
 information:
 -------------------------------------

 Cash paid during the year for interest
   related to:

     Mortgage notes payable                                                $ 6,349,590         $ 8,215,842
     Convertible subordinated debentures -
       2% interest                                                           6,033,906              76,404
       Premiums                                                                 -                2,578,500

     Indebtedness to banks                                                      72,772             367,485
                                                                            ----------          ----------
         Total cash paid during the period
           for interest                                                    $12,456,268         $11,238,231
                                                                            ==========          ==========

 Supplemental schedule of noncash investing
 and financing activities:
 ------------------------------------------
 Acquisitions:

   Cost of acquisitions, expansions and                                    $33,046,808         $27,789,332
     renovations
   Additions to mortgage notes payable -
     Assumed                                                                    -               (7,800,000)

   Issuance of common stock                                                   (297,002)           (329,488)
                                                                            ----------          ----------

       Cash paid for acquisitions, expansions
         and renovations of real estate
         investments                                                       $32,749,806         $19,659,844
                                                                            ==========          ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                          September 30, 1994 and 1993


1.   Unaudited Financial Statements and Reclassification

     These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1993. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 1994 and 1993 have been recorded. Certain items on the consolidated statements of cash flows have been reclassified to conform with the 1994 presentation.

2.   Earnings Per Share

     Earnings per share have been computed based on the weighted average number of shares of common stock outstanding. The effect on earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

3.   Interest on Short-Term Investments

     Interest income includes income on certificates of deposit of $1,945,896 and $197,555 for the nine-month periods ended September 30, 1994 and 1993, respectively, and $522,697 and $197,555 for the quarters ended September 30, 1994 and 1993, respectively.

4.   Purchase of Rental Properties

     On June 30, 1994, the Company purchased two shopping centers in Cooper City and Sunrise, Florida for approximately $25,350,000 cash.

     On August 31, 1994, the Company purchased a shopping center in Albemarle, North Carolina for approximately $3,010,000 cash.

5.   Mortgage Loan Investment

     On April 14, 1994, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan filed Chapter 11 bankruptcy. This wrap-around mortgage, with an outstanding balance of $5,234,897, is subject to two first mortgages having an aggregate balance of $1,185,651 as of September 30, 1994. In accordance with the Company's accounting policy on income recognition, the Company ceased accruing interest income on the wrap-around mortgage loan effective April 1, 1994. The debtor has filed a plan of reorganization under which the Company would receive all past due payments, the cash interest rate under the mortgage would be reduced from 10% to 9.5% prospectively, and the maturity of the loan would be extended to September 1, 2001. This plan is contingent upon approval of the bankruptcy court.

6.   Gain on Sales of Properties

     In September 1994, the Company sold two parcels of land totaling 2.03 acres at its Forest Hills Shopping Center in Wilson, North Carolina for an aggregate sales price of $590,000 and recognized gains totaling approximately $257,000 for financial reporting purposes.

     On July 2, 1993, the Company sold a land purchase-leaseback investment in Nashville, Tennessee for a total sales price of $450,000 and recognized a gain of approximately $307,000 for financial reporting purposes.

7.   Extraordinary Item and Capital Loss

     On June 28, 1994, the Company purchased the 9.5% mortgage note payable secured by Valley West Mall in Glendale, Arizona for $4,500,000. The mortgage note payable had an outstanding principal balance of $8,248,095, which resulted in an extraordinary gain on extinguishment of this indebtedness of $3,748,095 for both financial reporting and tax purposes. As a result of this transaction, the Company also recorded a $3,685,454 reduction in the carrying value of Valley West Mall due to a permanent impairment in the value of this investment. For tax purposes, the Company will not be able to claim this deduction until the actual disposition of the property. In addition, on August 3, 1994, the Company also acquired the land underlying this investment for $1,500,000 cash and terminated the ground lease.

     During the third quarter of 1993, the Company prepaid in full nine mortgage notes payable totaling approximately $21,896,000 with interest rates ranging from 9.3% to 13.625% for financial reporting purposes. The Company recognized an extraordinary loss on these prepayments of approximately $1,440,000, representing $186,000 of unamortized net interest discounts and $1,254,000 of prepayment penalties.

8.   Commitments and Contingencies

     During 1992, the Company purchased from the Sofran Group and the IBM Retirement Plan Trust Fund (advised by Dreyfus

Realty Advisors) 17 shopping centers which have certain rental guaranties from the sellers. At the time of the purchases, 290,762 shares of the Company's common stock (representing approximately $3,003,000 of the purchase price) were retained as "holdback shares." The Company may be required to issue all or a portion of the holdback shares at various dates over the next 30 months if certain occupancy levels on a portfolio basis or on agreed-upon spaces are achieved by the end of the respective periods.

     The Sofran holdback, which expires January 1995, contained a total of 169,290 shares. For the period August 1, 1992 through December 31, 1993, the number of shares available to the sellers was reduced by 110,540 shares and the Company issued 9,182 shares to the sellers, leaving a balance of 49,568 holdback shares.

     The Dreyfus holdback, which expires December 1995, contained a total of 121,472 shares. For the period December 23, 1992 through June 30, 1994, the number of shares available to the sellers was reduced by 30,935 shares and the Company issued 50,680 shares to the sellers, leaving a balance of 39,857 holdback shares.

     The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers are entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares may be extinguished at the close of the periods. The Company paid dividend equivalents of $31,227 and $75,348 during the first nine months of 1994 and 1993, respectively, to the sellers of the Sofran centers. Also, the Company paid dividend equivalents of $37,779 and $69,822 during the first three quarters of 1994 and 1993, respectively, to the sellers of the Dreyfus centers. These payments are considered part of the cost of acquisition on the respective payment dates.

     Additionally, the seller of one of the IBM/Dreyfus centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through June 30, 1994, 21,573 shares held as collateral were released to the seller and 3,501 shares were retired, leaving a balance of 90,269 shares.

9.   Subsequent Event

     On November 1, 1994, the Company purchased a shopping center in Eden, North Carolina for a purchase price of approximately $3,513,000 cash.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Material Changes in Financial Condition. Acquisitions, expansions and renovations of real estate investments during the first three quarters of 1994, aggregating approximately $33,047,000, consisted of:

     (a)  the purchase of three shopping center investments;

     (b) the payment of dividend equivalents on the holdback shares retained in the 1992 purchases of 17 shopping center investments (See Note 8);

     (c) the issuance of certain of the holdback shares earned by one of the sellers;

     (d) the funding of expansion or redevelopment costs of six existing investments; and

     (e) the purchase of the land underlying Valley West Mall for $1,500,000 cash, extinguishing approximately $204,000 of ground lease payments (See Note 7).

     These acquisitions and expansions were funded by approximately $32,750,000 cash and the issuance of 27,383 shares of the Company's common stock valued at $10.85 per share.

     The Company also utilized $4,500,000 of cash to purchase its $8,248,000 mortgage note payable secured by Valley West Mall. This purchase resulted in the recognition of an extraordinary gain on extinguishment of debt of approximately $3,748,000 and a reduction in annual debt service of approximately $1,076,000. As a result of this transaction, the Company reduced the carrying value of this investment by approximately $3,685,000 due to a permanent impairment in its value (See Note 7).

     Material Changes in Results of Operations. Funds from operations is defined as net cash flows from operating activities before changes in accrued assets and liabilities. Funds from operations totaled $5,400,260, or $.21 per share, and $5,121,602, or $.23 per share, for the three-month periods ended September 30, 1994 and 1993, respectively, and $15,682,588, or $.62 per share, and $14,971,039, or $.70 per share, for the nine-month periods then ended.

     During the quarter and nine months ended September 30, 1994, the Company had an average of approximately $45,500,000 and $65,900,000, respectively, of the proceeds of the August

1993 equity and debenture offerings invested in short-term money market investments earning an average interest rate of approximately 4.5% and 3.9%, respectively. This resulted in temporary dilution in funds from operations. This temporary dilution will cease as this cash is invested in higher-yielding real estate investments which the Company is actively pursuing. During the same periods of the previous year, the Company had average short-term money market investments of approximately $7,980,000 and $19,950,000, respectively.

     The Company's 1993 and 1994 property acquisitions and expansions, offset by property sales and the ongoing redevelopment of two shopping centers, resulted in net increases in income from rental properties and depreciation expense during the three- and nine-month periods ended September 30, 1994.

     The increase in interest income during the quarter and nine months ended September 30, 1994 was primarily due to an increase of approximately $325,000 and $1,748,000, respectively, of interest earned on short-term investments over that of 1993. This increase was partially offset by a decrease in interest income of approximately $107,000 and $321,000, respectively, due to the repayment of two of the Company's mortgage loan investments in December 1993 and $157,000 and $341,000, respectively, due to the April 1, 1994 cessation of interest recognition on the Company's wrap-around mortgage loan secured by Spanish Quarter Apartments (See Note 5).

     During the first quarter of 1994, the Company received percentage rent totaling approximately $292,000 from its four Wal-Mart investments accounted for as direct financing leases, an increase of approximately $73,000 over that received in 1993.

     The decrease in interest on mortgages was primarily due to the repayment of eleven mortgage notes payable during 1993, the refinancing of a 12.625% mortgage at 8.125% in March 1994, and the purchase of the 9.5% mortgage secured by Valley West Mall in June 1994. This decrease was partially offset by additional interest from 1993 acquisitions.

     The increases in interest on debentures and amortization of debt costs during the three- and nine-month periods ended September 30, 1994 resulted from the issuance of $86,250,000 of 7.3% convertible subordinated debentures in August 1993, partially offset by the Company's redemption of the remaining 2% convertible subordinated debentures on August 1, 1993.

     The Company had no borrowings under its bank credit facility during the nine months ended September 30, 1994, but had average borrowings of approximately $8.6 million and $15.7 million during the quarter and nine months ended September 30, 1993. This resulted in decreased interest expense on bank debt for the comparable periods in 1994.

     The increase in general and administrative expenses in 1994 was primarily due to the costs of increased administrative and property management personnel as well as increased shareholder relations costs and professional services.

     The Company recognized gains of approximately $257,000 on the sale of two outparcels in September 1994 and $307,000 on the sale of a land purchase-leaseback investment in July 1993.

     In June 1994, the Company recognized an extraordinary gain of approximately $3,748,000 on the purchase/repayment of the 9.5% mortgage secured by Valley West Mall and recorded a capital loss of approximately $3,685,000 on the write-down of the carrying value of this investment.

     During the three and nine months ended September 30, 1993, the Company recognized extraordinary losses of approximately $1,440,000 on the prepayment of nine mortgage notes payable aggregating approximately $21,896,000 of principal at interest rates ranging from 9.3% to 13.625%.

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


               IRT PROPERTY COMPANY


Date: November 4, 1994             /s/ Donald W. Macleod
      ----------------             ----------------------------
                                    Donald W. MacLeod
                                    Chairman & President


Date: November 4, 1994             /s/ Mary M. Thomas
      ----------------             ----------------------------
                                    Mary M. Thomas
                                    Executive Vice President &
                                    Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT NUMBER          DESCRIPTION
- - --------------          -----------

      27                Financial Data Schedule (for SEC use only)