Form 10-K405
period 1994-12-31
IRT PROPERTY CO
filed 1995-02-21
CIK 311099

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K405

      (X)      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended          December 31, 1994
                               ------------------------------------

                                      OR

      ( )      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From            to
                                     ----------    ----------

Commission File Number                                                   1-7859
- -------------------------------------------------------------------------------
                             IRT PROPERTY COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                          58-1366611
- ---------------------------------------              --------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

200 Galleria Parkway, Suite 1400
      Atlanta, Georgia                                          30339
- ----------------------------------------             --------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (404) 955-4406
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
     Title of each class                      which registered
   ----------------------                --------------------------
   Shares of Common Stock                 New York Stock Exchange
        $1 Par Value

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      X
                    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at February 6, 1995 was $254,207,470. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at February 6, 1995 was $250,694,487.

25,420,747 shares of Common Stock, $1 Par Value, outstanding at February  6,
1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

                                    PART I

Item 1.   Business.

         General Development of Business. IRT Property Company (the "Company"), founded in 1969, is a self-administered and self- managed equity real estate investment trust which invests primarily in neighborhood and community shopping centers which are located in the Southeastern United States and are anchored by supermarkets, drug stores and/or discount variety stores. IRT Property Company was incorporated under the laws of Georgia in June 1979. It was organized in order to accommodate a merger of Investors Realty Trust, a Tennessee business trust organized in 1969, and Summit Properties, an Ohio business trust organized in 1965. That merger was accomplished effective June 20, 1979, and the Company then succeeded to all of the assets and liabilities of both trusts.

         The Company and its predecessor, Investors Realty Trust, have each elected since their inceptions to be treated as "Real Estate Investment Trusts" ("REITs") under the Internal Revenue Code (the "Code"). The Company intends to continue such election, although it is not required to do so. For the special provisions applicable to REITs, reference is made to Sections 856-860 of the Code, as amended.

         The Company has two wholly-owned subsidiaries. IRT Management Company ("IRTMC") was formed in 1990. The only business conducted thus far by IRTMC has been the purchase of a portion of the Company's 2% convertible subordinated debentures, although it may engage in other activities in the future. VW Mall, Inc. ("VWM") was formed in July 1994. Upon its formation, VWM purchased the land underlying Valley West Mall and now holds 100% of the Company's interest in this investment.

         Financial Information and Description of Business. The Company's sole business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on neighborhood and community shopping centers in the Southeastern United States. The Company's investment portfolio also includes some apartment, industrial and other properties, and to a lesser extent various purchase-money mortgages taken back on the sales of former equity investments. In addition, the Company has authority to make other types of equity and mortgage investments in real estate. The Company considers its investment activity to consist of a single industry segment.

         For a description of the Company's individual investments and of material developments during the year regarding these investments and the Company as a whole, reference is made to Items 2 and 7 hereof. For financial information about the Company's 1987 and 1993 debenture offerings, reference is made to Items 6 and 7 and to Note 7 to the consolidated financial statements. For information regarding the Company's 1992 and 1993 common stock offerings, reference is made to Item 7 and to Note 2 to the consolidated financial statements. Readers are also urged to review the Company's Annual Report to Shareholders for the year ended December 31, 1994.

         In making new real estate investments, the Company intends to continue to place primary emphasis on obtaining equity interests in well-located income-producing properties, principally shopping centers in the Southeastern United States, with attractive yields and potential for increases in income and capital appreciation. The Company will also from time to time consider the disposition or exchange of existing investments in order to improve its investment portfolio or increase its funds from operations. Existing investments are continuously reviewed by Company management, and appropriate programs to renovate and modernize properties are designed and implemented in order to improve leasing arrangements, thereby increasing funds from operations and property values. The Company's investment and portfolio management philosophy is designed to implement its overall objective of maximizing funds from operations and distributions to shareholders.

         The Company directly provides property management and leasing services for all but fourteen of its operating properties. Self-management enables the Company to emphasize and more closely control leasing and property management. Internal property management also provides the Company opportunities for operating efficiencies by enabling it to acquire additional properties without proportionate increases in property management expenses. The Company's property management program is implemented by on-site property managers and property management and leasing professionals located in offices in Atlanta, Charlotte and Orlando.

         The results of the Company's operations depend upon the performance of its existing investment portfolio, the availability of suitable opportunities for new investments and the yields then available on such investments. Such yields will vary with the type of investment involved, the condition of the financial and real estate markets, the nature and geographic location of the investment, competition and other factors. The performance of a real estate investment company is strongly influenced by the cycles of the real estate industry. As financial intermediaries providing equity funds for real estate projects, real estate investment companies are generally subject to the same market and economic forces as other real estate investors.

         Competitive Conditions. In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, and other domestic real estate companies. On properties presently owned by the Company or in which it has investments, the Company and its tenants and borrowers compete with other owners of like properties for tenants and/or customers depending on the nature of the investment. Management believes that the Company is well positioned to compete effectively for new investments and tenants.

         For any borrowed funds that may be used in new investment activity, the Company would be in competition with other borrowers, particularly real estate borrowers. For a description of the Company's mortgage debt, reference is made to Table V in Item 2 hereof, to Item 7 and to Note 6 to the consolidated financial statements included as a part of this report. For a description of the Company's 7.3% convertible subordinated debentures, reference is made to Item 7 and to Note 7 to the consolidated financial statements. For a description of the Company's 5-year $50,000,000 revolving term loan, reference is made to Item 7 and to Note 8 to the consolidated financial statements.

         Regulation. Investments in real property create a potential for environmental liability on the part of the owner of or any mortgage lender on such real property. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the Company) may be held strictly liable for all costs and liabilities relating to such hazardous substances. In 1989, the Company adopted a policy of obtaining a Phase I environmental study on each property it seeks to acquire.

         The Company's Charlotte, North Carolina industrial facility is among the sites appearing on the Comprehensive Environmental Response, Compensation and Liability Act List ("CERCLIS") maintained by the United States Environmental Protection Agency ("EPA"). The CERCLIS list contains sites which have possible environmental contamination. The EPA regularly requests that state environmental agencies conduct screening site investigations ("SSI") at various sites appearing on the CERCLIS list. At the request of the EPA, the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") conducted an SSI at this facility on May 28, 1991. Following receipt of results of such SSI, the DEHNR advised the Company that it would not recommend further action to the EPA with respect to this facility. There can be no assurance that the EPA or DEHNR will not require remediation action, but based on information presently available to the Company, the Company believes the costs of any such remediation would not have a material adverse effect on the Company's results of operations or financial position.

         The Charlotte industrial facility contained underground petroleum and used oil storage tanks ("USTs") believed to have been owned by the previous owner of this property. The Company had the USTs removed in December 1993 and was notified on March 2, 1994 by the DEHNR that certain investigative, corrective and/or remedial actions ("Corrective Actions") must be performed by the Company to, among other things, determine the level of soil and/or groundwater contamination due to suspected leakage from some of the USTs. Depending upon the results of the investigation phase of the Corrective Action work, which has not been completed at this time, the Company may be required to remediate impacted soil and/or groundwater. In November 1994, the Company (through its environmental consultant) submitted to DEHNR a Comprehensive Site Assessment ("CSA") report covering the results of investigation work to date. The CSA report confirmed the presence of petroleum product-related substances in soil and groundwater at levels that exceed applicable standards, and the Company has begun removing free phase liquids from a well on the property. DEHNR has reviewed the CSA report and has asked the Company to undertake further investigation work. Based upon consultation with a professional engineering firm, any additional investigation costs to be incurred by the Company should be less than $20,000. Based on the engineering firm's estimates, soil remediation, if required, should cost between $30,000 and $142,000, and groundwater remediation, if required, should cost between $20,000 to be spent over three years to $435,000 to be spent over ten years. These estimates are based on information available at this time and may vary depending upon the results of phases of the Corrective Action work. At this time it is not clear that the Company is responsible for taking Corrective Action, and some of the costs of Corrective Action are reimbursable under the North Carolina Commercial Leaking Petroleum Underground Storage Tank Cleanup Fund. Based on the information presently available, the Company believes the costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations or financial position.

         During its soil and groundwater investigation at the Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in a single groundwater monitoring well that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. The Company has notified the Louisiana Department of Environmental Quality-Groundwater Protection Division ("LDEQ-GWPD") of such discovery. The Company has been advised that the groundwater impact appears to be very localized, since six other groundwater monitoring wells placed around the initial well did not exhibit any impact. There can be no assurance that the LDEQ-GWPD will not require remediation, but based on information presently available to the Company and discussions with the Company's environmental consultant, the Company believes the cost of any such remediation would not have a material adverse effect on the Company's results of operations or financial position.

         There is potential for contamination from reported off-site leaking petroleum USTs at the following Company properties: Gulf Gate Plaza Shopping Center, Naples, Florida; Thomasville Commons, Thomasville, North Carolina; Wesley Chapel Crossing, Decatur, Georgia; and Chestnut Square, Brevard, North Carolina. In addition, there are reported low levels of contamination from leaking USTs formerly lcoated at the Company's Venice Plaza Shopping Center, Venice, Florida. Kash n' Karry Food Stores, Inc., the Florida food division of Lucky Stores, Inc., formerly operated such USTs at Venice Plaza Shopping Center. The Company is not the owner or operator of any such USTs described above. No investigative or corrective action concerning such leaking USTs and contamination has been suggested or required of the Company by any federal, state or local agency or any other party. Based on information presently available to the Company, the Company believes that the off-site landowners and UST operators, or Kash n' Karry Food Stores, Inc. and/or Lucky Stores, Inc. in the case of Venice Plaza Shopping Center, are responsible for investigation and cleanup of any such leaking USTs and contamination. Accordingly, the Company believes that the cost of any such investigation and cleanup would not have a material adverse effect on the Company's results of operations or financial position.

         The Company has not commissioned independent environmental analyses with respect to properties acquired prior to 1989, except as required pursuant to its secured revolving term loan. Phase I environmental site assessments (which generally did not include environmental sampling, monitoring or laboratory analysis) were implemented by the Company with respect to those properties which the Company acquired from 1989 to the present, prior to the acquisition of such properties. No assurance can be given that hazardous substances are not located on any of the properties. However, the Company has no reason to believe that any environmental contamination has occurred nor any violation of any applicable environmental law, statute, regulation or ordinance exists that would have a material adverse effect on the Company's results of operations or financial position. The Company presently carries no insurance coverage for the types of environmental risks described above.

         Employees. The Company presently employs 54 persons, 14 of whom are on-site management, maintenance and security personnel at four of the Company's real estate investments.

Item 2.  Properties.

         The following tables and notes thereto describe the properties in which the Company had investments at December 31, 1994, as well as the mortgage indebtedness to which the Company's investments were subject.

I.  EQUITY INVESTMENTS (LAND & BUILDINGS)

    The Company had a fee or leasehold interest in land and improvements thereon as follows:


                                                            Percent              Cost to    Depreciated       Net         Annual
                                 Date          Area or      Leased     Year      Company        Cost       Investment    Cash Flow
         Description           Acquired     Rental Units   12/31/94 Completed   12/31/94      12/31/94    12/31/94 (1)   1994 (2)
         -----------           --------     ------------   -------- ---------   --------      --------    ------------   --------
       SHOPPING CENTERS
Abbeville Plaza                  4/86       59,525 sq. ft.    22%      1970    $   516,598   $   346,828   $   346,828     $  8,638
  Abbeville, SC
Ambassador Row                   12/94     193,982 sq. ft.    97%     1980 &     9,696,440     9,692,767     9,692,767       26,871
  Lafayette, LA                                                        1991
Ambassador Row Courtyard         12/94     156,283 sq. ft.    90%     1986 &    11,597,751    11,592,826    11,592,826       32,148
  Lafayette, LA                                                        1991
Asheville Plaza                  4/86       49,800 sq. ft.   100%      1967        405,287       305,915       305,915       95,751
  Asheville, NC
Bluebonnet Village               12/94      89,879 sq. ft.   100%      1983      8,050,589     8,046,074     8,046,074       22,226
  Baton Rouge, LA
The Boulevard                    12/94      68,012 sq. ft.    92%     1976 &     3,793,337     3,791,458     3,791,458       10,506
  Lafayette, LA                                                        1994
Carolina Place                   5/89       36,560 sq. ft.   100%      1989      2,351,494     2,073,454     2,073,454      221,953
  Hartsville, SC
Centre Pointe Plaza             12/92 &    163,642 sq. ft.   100%     1989 &     9,122,188     8,719,372     8,719,372      849,298
  Smithfield, NC                 12/93                                 1993
Chadwick Square                  1/92       31,700 sq. ft.   100%      1985      1,456,727     1,370,697       474,275      210,255
  Hendersonville, NC
Chelsea Place                    7/93       81,144 sq. ft.   100%      1992      6,937,585     6,735,232     6,735,232      762,029
  New Port Richey, FL
Chester Plaza                   4/86 &      71,443 sq. ft.    66%     1967 &     2,199,971     1,859,970     1,859,970      215,263
  Chester, SC                    2/92                                  1992
Chestnut Square                 1/92        39,640 sq. ft.    96%      1985      1,416,987     1,333,647       213,204      230,141
  Brevard, NC
Colony Square                    2/88       50,000 sq. ft.   100%      1987      2,922,695     2,431,894     2,431,894      258,820
  Fitzgerald, GA
Commerce Crossing                12/92     100,668 sq. ft.   100%      1988      4,467,493     4,261,477     4,261,477      390,130
  Commerce, GA
Countryside Shops                6/94      173,161 sq. ft.   100%   1986,1988   16,642,378    16,505,458    16,505,458      826,737
  Cooper City, FL                                                     & 1991
The Crossing                     12/94     113,989 sq. ft.    93%     1988 &     4,495,652     4,492,411     4,492,411       12,438
  Slidell, LA                                                          1993
Delchamps Plaza                  4/88       66,857 sq. ft.   100%      1987      4,506,247     3,807,211       529,700      441,991
  Pascagoula, MS
Douglas Commons                  8/92       97,027 sq. ft.    95%      1988      8,574,939     8,207,193     1,893,059      795,830
  Douglasville, GA

                                                           Percent               Cost to    Depreciated       Net         Annual
                                 Date          Area or      Leased     Year      Company        Cost       Investment    Cash Flow
         Description           Acquired     Rental Units   12/31/94 Completed   12/31/94      12/31/94    12/31/94 (1)   1994 (2)
         -----------           --------     ------------   -------- ---------   --------      --------    ------------   --------
  SHOPPING CENTERS,continued
Eden Centre                      11/94      56,355 sq. ft.   100%      1991    $ 3,527,217   $ 3,515,129   $ 3,515,129   $   67,733
  Eden, NC
Elmwood Oaks                     1/92      130,284 sq. ft.   100%      1989     11,125,788    10,641,730     1,641,730    1,183,295
  Harahan, LA
First Street Station             8/94       52,230 sq. ft.    95%      1989      3,034,670     3,011,092     3,011,092      101,526
  Albemarle, NC
Forest Hills Centre              8/90       65,360 sq. ft.   100%      1990      5,060,366     4,655,920     4,655,920      501,968
  Wilson, NC
Forrest Gallery                  12/92     214,450 sq. ft.    98%      1987     12,271,062    11,766,795    11,766,795    1,006,373
  Tullahoma, TN
Ft. Walton Beach Plaza           7/86       48,248 sq. ft.    96%      1986      2,647,943     2,120,419       346,682      222,688
  Ft. Walton Beach, FL
Gaffney Plaza                    4/86       27,828 sq. ft.     0%     1964 &       405,917       199,750       199,750       (8,462)
  Gaffney, SC                                                          1974
The Galleria                    8/86 &      81,544 sq. ft.    99%     1986 &     7,535,769     6,390,531     6,390,531      517,356
  Wrightsville Beach, NC         12/87                                 1990
Gulf Gate Plaza                  6/79      171,549 sq. ft.    94%     1969 &     4,269,794     2,238,531     2,238,531      635,173
  Naples, FL                                                           1974
Harris Teeter                   6/88 &      36,535 sq. ft.   100%     1981 &     2,600,657     2,115,957     2,115,957      295,744
  Lexington, VA                  6/89                                  1989
Heritage Walk                    6/93      159,362 sq. ft.   100%     1991 &     8,754,552     8,441,696     8,441,696      912,112
  Milledgeville, GA                                                    1992
Hoffner Plaza                    6/79       39,370 sq. ft.    23%      1972      1,137,117       450,002       450,002       25,417
  Orlando, FL
Lancaster Plaza                  4/86       77,400 sq. ft.   100%      1971      1,163,909       798,801       798,801      146,539
  Lancaster, SC
Lancaster Shopping Center       8/86 &      29,047 sq. ft.   100%     1963 &     1,595,667     1,284,623     1,284,623      167,046
  Lancaster, SC                  12/87                                 1987
Lawrence Commons                 8/92       52,295 sq. ft.   100%      1987      3,451,728     3,287,392       514,896      362,656
  Lawrenceburg, TN
Litchfield Landing               8/86       42,201 sq. ft.    91%      1984      2,620,314     2,162,625     2,162,625      310,889
  North Litchfield, SC
Macland Pointe                   1/93       79,699 sq. ft.   100%     1992 &     6,113,405     5,883,586     1,986,766      723,849
  Marietta, GA                                                         1993
Masonova Plaza                   6/79      157,955 sq. ft.    44%      1969      3,030,852     1,272,199     1,272,199       62,996
  Daytona Beach, FL
Millervillage Shopping Center    12/94      94,559 sq. ft.    95%     1983 &     7,588,527     7,583,813     7,583,813       21,022
  Baton Rouge, LA                                                      1992

                                                           Percent               Cost to    Depreciated       Net         Annual
                                 Date          Area or      Leased     Year      Company        Cost       Investment    Cash Flow
         Description           Acquired     Rental Units   12/31/94 Completed   12/31/94      12/31/94    12/31/94 (1)   1994 (2)
         -----------           --------     ------------   -------- ---------   --------      --------    ------------   --------
  SHOPPING CENTERS,continued
New Smyrna Beach Regional        8/92      118,451 sq. ft.    92%      1987    $10,290,171   $ 9,902,345    $9,902,345   $  887,533
  New Smyrna Beach, FL
North River Village Center      12/92 &    177,128 sq. ft.   100%     1988 &    10,110,385     9,856,134     9,856,134    1,122,145
  Ellenton, FL                   12/93                                 1993
North Village Center (3)         8/86       60,356 sq. ft.    98%      1984      3,281,879     2,752,298      (139,206)     374,401
  North Myrtle Beach, SC
Old Kings Commons                5/88       84,759 sq. ft.   100%      1988      6,082,206     5,309,410     5,309,410      546,671
  Palm Coast, FL
Palm Gardens                     6/79       52,670 sq. ft.   100%      1970      2,022,412     1,380,990     1,380,990      269,168
  Largo, FL
Parkmore Plaza                   12/92     159,067 sq. ft.   100%     1986 &     8,260,407     7,933,854     7,933,854      880,370
  Milton, FL                                                           1992
Paulding Commons                 8/92      192,391 sq. ft.    96%      1991     12,950,114    12,308,452     3,489,468    1,213,866
  Dallas, GA
Pensacola Plaza                  7/86       56,098 sq. ft.   100%      1985      2,644,578     1,930,963       180,963      203,387
  Pensacola, FL
Pinhook Plaza                    12/94     190,371 sq. ft.    97%     1979 &    11,072,604    11,066,940     3,481,773        9,602
  Lafayette, LA                                                        1992
Plaza Acadienne (4)              12/94     105,419 sq. ft.    96%      1980      2,917,925     2,915,975       458,494        1,225
  Eunice, LA
Plaza North                      8/92       47,240 sq. ft.    95%      1986      2,459,244     2,350,692     2,350,692      259,933
  Hendersonville, NC
Providence Square                12/71      85,390 sq. ft.    93%      1973      4,196,728     2,035,700     2,035,700      422,149
  Charlotte, NC
Riverview Shopping Center        3/72      130,058 sq. ft.    83%      1973      6,003,033     4,484,369     4,484,369      245,639
  Durham, NC
Scottsville Square               8/92       38,450 sq. ft.    90%      1986      2,438,204     2,330,493     2,330,493      275,356
  Bowling Green, KY
Seven Hills                      7/93       64,890 sq. ft.    99%      1991      4,894,767     4,786,249       986,249      488,156
  Spring Hill, FL
Shelby Plaza (4)                 4/86      103,000 sq. ft.    73%      1972      1,103,226       749,952       749,952      102,200
  Shelby, NC
Sherwood South                   12/94      77,107 sq. ft.   100%   1972, 1988   1,984,695     1,983,280     1,983,280        5,468
  Baton Rouge, LA                                                     & 1992
Siegen Village                   12/94     115,762 sq. ft.    96%      1988      6,677,883     6,676,952     6,676,952       18,512
  Baton Rouge, LA
Smyrna Village                   8/92       83,334 sq. ft.    98%      1992      5,842,566     5,549,157     1,335,643      601,592
  Smyrna, TN

                                                           Percent               Cost to    Depreciated       Net         Annual
                                 Date          Area or      Leased     Year      Company        Cost       Investment    Cash Flow
         Description           Acquired     Rental Units   12/31/94 Completed   12/31/94      12/31/94    12/31/94 (1)   1994 (2)
         -----------           --------     ------------   -------- ---------   --------      --------    ------------   --------
  SHOPPING CENTERS,continued
Smyth Valley Crossing            12/92     126,841 sq. ft.    98%      1989    $ 6,994,084   $ 6,723,640   $ 6,723,640   $  645,416
  Marion, VA
South Beach Regional             8/92      289,319 sq. ft.    99%     1990 &    21,809,241    20,743,151     5,173,323    2,170,734
  Jacksonville Beach, FL                                               1991
Spalding Village                 8/92      235,318 sq. ft.    97%      1989     15,317,546    14,561,899     2,148,435    1,449,424
  Griffin, GA
Stadium Plaza                    8/92       70,475 sq. ft.    99%      1988      4,458,526     4,299,171       449,171      424,977
  Phenix City, AL
Stanley Market Place             1/92       40,364 sq. ft.   100%     1980 &     1,800,935     1,684,035     1,684,035      221,527
  Stanley, NC                                                          1991
Taylorsville Shopping Center    8/86 &      48,537 sq. ft.    89%     1982 &     2,612,159     2,152,674     2,152,674      261,673
  Taylorsville, NC               12/88                                 1988
Thomasville Commons              8/92      148,754 sq. ft.   100%      1991      7,172,961     6,794,952     1,168,598      785,572
  Thomasville, NC
Union Plaza                      4/86       41,350 sq. ft.   100%      1967        227,751       132,284       132,284       37,372
  Union, SC
University Center                12/89      56,180 sq. ft.    91%      1989      3,937,447     3,533,127     3,533,127      365,009
  Greenville, NC
Valley West Mall (5)             3/86      478,180 sq. ft.    75%      1973     10,207,598     5,806,112     5,806,112      649,017
  Glendale, AZ
Venice Plaza (3)                 6/79      144,850 sq. ft.    93%     1971 &     2,803,349     1,462,651     1,355,449      449,113
  Venice, FL                                                           1979
Village at Northshore            12/94     144,373 sq. ft.    96%     1988 &     8,262,533     8,258,362     2,420,599        6,675
  Slidell, LA                                                          1993
Waterlick Plaza                  10/89      98,694 sq. ft.    96%     1973 &     6,254,924     5,566,602     5,566,602      675,247
  Lynchburg, VA                                                        1988
Watson Central                  12/92 &    227,730 sq. ft.    99%     1989 &    13,024,297    12,493,109    12,493,109    1,294,662
  Warner Robins, GA              10/93                                 1993
Wesley Chapel Crossing           12/92     170,792 sq. ft.   100%      1989     10,893,715    10,536,908    10,536,908      971,881
  Decatur, GA
West Gate Plaza                 6/74 &      64,378 sq. ft.    97%      1974      2,357,547     1,743,170     1,743,170       61,995
  Mobile, AL                     1/85
Westgate Square                  6/94      104,904 sq. ft.    92%     1984 &     9,078,855     8,993,361     8,993,361      439,278
  Sunrise, FL                                                          1988
West Towne Square                3/90       89,596 sq. ft.    87%      1988      5,988,565     5,318,834     5,318,834      457,451
  Rome, GA

                                                           Percent               Cost to    Depreciated       Net         Annual
                                 Date          Area or      Leased     Year      Company        Cost       Investment    Cash Flow
         Description           Acquired     Rental Units   12/31/94 Completed   12/31/94      12/31/94    12/31/94 (1)   1994 (2)
         -----------           --------     ------------   -------- ---------   --------      --------    ------------   --------
  SHOPPING CENTERS,continued
Willowdaile Shopping Center     8/86 &     120,815 sq. ft.    97%      1986   $  8,573,127  $  7,120,527  $  7,120,527  $ 1,082,249
  Durham, NC                     12/87
Winnsboro Plaza                  4/86       36,000 sq. ft.    83%      1973        614,550       441,969       441,969       54,671
  Winnsboro, SC
                                         ---------                            ------------  ------------  ------------  -----------
                                         7,938,974 sq. ft.                     434,712,349   398,065,218   294,092,394   33,098,261
                                         =========                            ------------  ------------  ------------  -----------


          APARTMENTS
Whitehall Kent Apartments        6/79          188 units      97%     1968       3,555,285     1,568,735     1,568,735      703,901
  Kent, OH                               =========                            ------------  ------------  ------------  -----------


    INDUSTRIAL PROPERTIES
Industrial Buildings             6/79      109,810 sq. ft.    91%     1956 &     2,963,840       321,348       321,348      308,884
  Charlotte, NC                                                       1963
Plasti-Kote                      6/79       41,000 sq. ft.   100%     1961 &       482,939        81,390        81,390       97,376
  Medina, OH                                                          1966
                                         ---------                            ------------  ------------  ------------  -----------
                                           150,810 sq. ft.                       3,446,779       402,738       402,738      406,260
                                         =========                            ------------  ------------  ------------  -----------

                                                                              $441,714,413  $400,036,691  $296,063,867  $34,208,422
                                                                              ============  ============  ============  ===========

NOTES:
  (1) Net investment is depreciated cost less the mortgage note payable for financial reporting purposes as of December 31,1994.

  (2) Annual cash flow is net operating income before depreciation and interest on mortgage notes payable for the fiscal year ended December 31, 1994.

  (3) The Company owns a 54.5% interest in North Village Center and a 75% interest in Venice Plaza Shopping Center, which are consolidated for financial reporting purposes and minority interests recorded.

  (4) Subject to gound leases expiring in 1997 for Shelby Plaza and 1998 and 2008 for Plaza Acadienne. The Company has an option to purchase the land at Shelby Plaza for $265,000 in 1997.

  (5)  Annual cash flow for 1994 includes $72,261 of percentage rentals.

II.  EQUITY INVESTMENTS (DIRECT FINANCING LEASES)


     The Company also had a fee interest in land and improvements thereon in the following properties occupied by tenants under leases which are treated as direct financing leases:


                                                                 Percent                Cost to    Annual
                                 Date                            Leased       Year      Company   Cash Flow
         Description           Acquired    Square Feet           12/31/94   Completed   12/31/94   1994 (1)
         -----------           --------  ---------------         ---------  ---------   --------  ---------
           OFFICE
The Old Phoenix National Bank  12/84       73,074 sq. ft.         100%      Various   $2,192,763  $  313,049
  Medina County, OH                       =======                                     ----------  ----------


      SHOPPING CENTERS
Wal-Mart Stores, Inc. (3)       6/85       54,223 sq. ft.         100%       1985      1,345,539     194,111
  Mathews, LA
Wal-Mart Stores, Inc. (3)       6/85       64,890 sq. ft.         100%       1985      1,714,478     264,381
  Fremont, NE
Wal-Mart Stores, Inc. (3)       6/85 &     83,249 sq. ft.         100%       1985      2,543,578     419,778
  Kearney, NE                   1/91
Wal-Mart Stores, Inc. (3)       7/85       53,571 sq. ft.         100%       1985      1,499,522     241,891
  Marble Falls, TX
                                          -------                                     ----------  ----------
                                          255,933 sq. ft.                              7,103,117   1,120,161
                                          =======                                     ----------  ----------

                                                                                      $9,295,880  $1,433,210
                                                                                      ==========  ==========

NOTES:

  (1) Annual cash flow is net annual rental payments plus any percentage rentals actually received during the fiscal year ended December 31, 1994.

  (2) This investment represents ten banking facilities leased to The Old Phoenix National Bank at an annual rental of $313,049. The leases expire March 2013 with no purchase or renewal options.

  (3) These four retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $827,925 plus percentage rentals of 1% of gross sales in excess of fourth year sales. The leases expire January 2011, with five 5-year renewal options. There are no purchase options. Percentage rentals totaling $292,236 were received during the fiscal year ended December 31, 1994.

III.  EQUITY INVESTMENTS (LAND PURCHASE-LEASEBACKS)


      The Company owned land under the following properties, all of which are net leased back to lessees on terms summarized below. The improvements on such properties are owned by others but will revert to the Company at the end of the lease terms unless the purchase options of the lessees, as referred to below, are exercised. The interest of the Company in all properties is subordinate to first mortgage loans to the lessees, aggregating $1,294,687 as of December 31, 1994.



                                                                                      Lease      Cost to     Annual
                                    Date    Land Area                     Year     Expiration    Company    Cash Flow
           Description            Acquired   In Acres    Improvements   Completed     Date       12/31/94   1994 (1)
           -----------            --------   --------    ------------   ---------     ----       --------   --------
        SHOPPING CENTERS
Lawrence County Shopping Center     5/71      13.62      135,605 sq. ft   1971      2069 (2)      $435,994   $ 67,200
  Sybene, OH
Grand Marche Shopping Center        9/72      11.38      200,585 sq. ft   1969      2012           250,500     56,228 (3)
  Lafayette, LA
Manatee County Shopping Center      5/71      16.00      120,500 sq. ft   1971      2069 (2)       241,798     30,000
  Bradenton, FL
                                                         -------                                  --------   --------
                                                         456,690 sq. ft.                          $928,292   $153,428
                                                         =======                                  ========   ========

NOTES:

  (1) Annual cash flow is net annual rental payments plus any percentage rentals actually received during the fiscal year ended December 31, 1994.

  (2) Each lessee has a repurchase option exercisable at a specified price (in each case higher than the cost to the Company of its investment) which increases annually by a fixed amount.

  (3)  Includes percentage rentals of $28,728.

IV.  MORTGAGE LOAN INVESTMENTS

     The Company had mortgage loans receivable on the following properties:


                                                   |--------Security-------|  Principal                  Stated
                                      Type of       Land Area                Outstanding    Maturity    Interest
            Location                    Loan        In Acres   Improvements    12/31/94       Date        Rate
            --------                    ----        --------   ------------    --------       ----        ----
Walton Plaza Shopping Center        1st Mortgage       5.53    43,460 sq. ft. $3,245,122     8/98 (1)    10.25%
  Augusta, GA

Spanish Quarter Apartments          Wrap-Around       15.00       276 units    5,194,228     9/01 (2)        (2)
  Montgomery, AL                      Mortgage

Mill Creek Club Condominiums        1st Mortgage       ---          4 units       40,504    2006- (3)     8.63% -
  Nashville, TN                    Participation                                            2007         12.38%

Cypress Chase "A" Condominiums      1st Mortgage       2.00     recreational     145,369     5/09 (4)    10.00%
  Lauderdale Lakes, FL
                                                                              ----------

                                                                               8,625,223


Less interest discounts and negative goodwill                                   (333,080)
                                                                              ----------

                                                                              $8,292,143
                                                                              ==========


(1) Monthly payments of $29,670 of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity August 1, 1998.

(2) Modified effective December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively, requiring monthly payments of $45,382 of principal and interest for the remaining term, with a balloon payment at maturity. Additional interest at an annual rate of 1% accrues for the periods September 1, 1984 through August 31, 1989 and September 1, 1991 through August 31, 2001 and is payable at maturity or on sale of the property. In addition, the Company has agreed to fund additional principal of up to $260,000 under this mortgage to make certain capital improvements. This wrap-around mortgage is subject to two first mortgages having an aggregate balance of $1,134,260 as of December 31, 1994. See Table V. Mortgage Indebtedness for a summary of the terms of the first mortgages.

(3) Principal outstanding December 31, 1994 represents the Company's 46.154% participation in the total loan outstanding of $87,758.

(4)  Monthly payments include principal and interest of $1,590.

V.  MORTGAGE INDEBTEDNESS

    Indebtedness of the Company secured by its investments (not including mortgage debt owed by lessees of its land purchase-leaseback investments) was as follows:


                                    Principal Balance                                   Annual
        Investment                     12/31/94        Maturity Date  Interest Rate  Constant Payment
        ----------                     --------        -------------  -------------  ----------------
Pensacola Plaza                       $ 1,750,000        2/06/95 (7)      7.640%(3)    $  133,700 (1)
  Pensacola, FL

Venice Plaza                              108,339 (2)    8/01/95          9.500%          168,776
  Venice, FL

Chadwick Square                           863,497       11/01/95 (4)     13.875%          126,900
  Hendersonville, NC

Ft. Walton Beach Plaza                  1,773,737       12/30/95          7.640%(3)       135,514 (1)
  Ft. Walton Beach, FL

Elmwood Oaks                            9,000,000        2/01/96          9.750%          877,500 (1)
  Harahan, LA

Douglas Commons                         6,314,134        3/01/96 (4)      9.780%          659,281
  Douglasville, GA

Spalding Village                       12,413,464        4/01/96 (4)      9.375%        1,272,576
  Griffin, GA

Chestnut Square                         1,059,548        5/01/96 (4)     13.875%          155,100
  Brevard, NC

Lawrence Commons                        2,772,496        8/01/96 (4)      9.375%          291,944
  Lawrenceburg, TN

Spanish Quarter Apartments Phase I        227,306        9/20/96          8.500%          140,244
  Montgomery, AL           Phase II       906,954        7/15/02          8.250%          162,360

Stadium Plaza                           3,850,000       11/01/96          9.500%          365,750 (1)
  Phenix City, AL

Seven Hills                             3,800,000       2/01/97           9.750%          370,500 (1)
  Spring Hill, FL

Delchamps Plaza                         3,277,511        8/01/97 (4)      9.375%          349,335
  Pascagoula, MS

Paulding Commons                        8,818,984        8/01/97 (4)      7.600%          762,561
  Dallas, GA                                                     (5)

Smyrna Village                          4,213,514        8/01/97 (4)      7.600%          364,335
  Smyrna, TN                                                     (5)

South Beach Regional                   15,569,828        8/01/97 (4)      7.600%        1,396,598
  Jacksonville Beach, FL                                         (5)

Pinhook Plaza              Phase I      1,949,996       1/01/00  (4)      9.875%          250,320
  Lafayette, LA            Phase II     2,049,065       1/01/00  (4)      9.875%          258,504
                           Phase III    3,586,106       1/01/00  (4)      9.875%          407,979

Macland Pointe                          3,896,820        2/01/00 (4)      7.750%          362,558
  Marietta, GA

Plaza Acadienne                         2,457,481       7/01/00  (4)     10.250%          317,420
  Eunice, LA

V.  MORTGAGE INDEBTEDNESS. continued


                                    Principal Balance                                   Annual
        Investment                     12/31/94        Maturity Date  Interest Rate  Constant Payment
        ----------                     --------        -------------  -------------  ----------------
Thomasville Commons                  $  5,626,354        6/1/02  (4)      9.625%      $   583,303
  Thomasville, NC

North Village Center                    2,891,504 (2)    3/15/09          8.125%          343,171
  North Myrtle Beach, SC

Village at Northshore                   5,837,763       7/01/13           9.000%          647,803
  Slidell, LA
                                     ------------                                     -----------
                                      105,014,401                                     $10,904,032
                                                                                      ===========
Interest Premium (6)                       92,683
                                     ------------

                                     $105,107,084
                                     ============




NOTES:

  (1)  Interest only.  Entire principal due at maturity.

  (2) Although the Company is a partner or joint venturer in these investments, 100% of the mortgage notes payable is recorded for financial reporting purposes.

  (3)  Adjustable quarterly.

  (4)  Balloon payment at maturity.

  (5)  The Company has the option to extend for two additional years.

  (6) For financial reporting purposes, mortgage indebtedness is valued assuming current interest rates at the dates of acquisition.

  (7) Extended to May 1, 1995 on the same terms pending possible refinancing by the lender or repayment.

         Rental Properties.   On June 30, 1994, the Company purchased two
shopping centers located in Cooper City and Sunrise, Florida for a total purchase price of approximately $25,350,000 cash. Countryside Shops in Cooper City, Florida contains 173,161 square feet and is anchored by Publix and J. Byrons. Westgate Square in Sunrise, Florida contains 104,904 square feet and is anchored by Winn-Dixie.

         On August 3, 1994, the Company acquired the land underlying Valley West Mall in Glendale, Arizona for $1,500,000 cash and terminated the ground lease, extinguishing approximately $204,000 of ground lease payments. The purchase was made as part of a restructuring of this investment which included the purchase of the underlying debt described under "Mortgage Indebtedness" below.

         On August 31, 1994, the Company purchased First Street Station Shopping Center in Albemarle, North Carolina for approximately $3,010,000 cash. This center contains 52,230 square feet of retail space and is anchored by Harris Teeter.

         On November 1, 1994, the Company purchased Eden Centre in Eden, North Carolina for approximately $3,513,000 cash. This center contains 56,355 square feet and is anchored by Food Lion.

         On December 21, 1994, the Company acquired eleven shopping centers in Baton Rouge, Eunice, Lafayette and Slidell, Louisiana from a Massachusetts limited partnership and various related or affiliated Louisiana partnerships. The total purchase price was approximately $75,842,000 consisting of $59,962,000 cash and $15,880,000 of existing first mortgage financing to which three of the centers are subject. These centers contain approximately 1,350,000 square feet of retail space and are anchored by such tenants as Kmart, Delchamps, Albertsons, K & B Drugs, Marshalls and Service Merchandise. This acquisition was part of a package of thirteen centers, two of which closed January 6, 1995. See "Subsequent Events" below.

         During 1994, the Company completed construction of a 4,800 square foot expansion of its Forest Hills Shopping Center in Wilson, North Carolina for a total cost of approximately $262,000. Also, the Company completed a 10,553 square foot expansion of its department store anchor at South Beach Regional in Jacksonville, Florida for a total cost of approximately $506,000, $97,000 of which was funded during 1993.

         During 1994, the Company completed the redevelopment of its Riverview Shopping Center in Durham, North Carolina. This redevelopment included the demolition of approximately 40,000 square feet and the construction of a new 54,000 square foot store for a new grocery tenant. The cost of this redevelopment and renovation of the existing center totaled approximately $3,015,000,

$7,000 of which was funded during 1993. Also, the Company funded approximately $661,000 for a redevelopment project at its West Gate Plaza Shopping Center in Mobile, Alabama which commenced in late 1994 and is expected to be completed in 1995. The total cost of this redevelopment is expected to be approximately $2,750,000 and includes the demolition of approximately 35,000 square feet and the construction of a new 44,000 square foot store for a new grocery tenant.

         Mortgage Investments. During April, 1994, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan filed Chapter 11 bankruptcy. In December, 1994, the Bankruptcy Court approved the plan of reorganization which amended the mortgage loan effective December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively. Additional interest at an annual rate of 1% continues to accrue through the remainder of the term. In addition, the Company has agreed to fund additional principal of up to $260,000 under this mortgage for capital improvements to the property.

         Mortgage Indebtedness. On June 28, 1994, the Company purchased the 9.5% mortgage note payable secured by Valley West Mall in Glendale, Arizona for $4,500,000. The mortgage note payable had an outstanding principal balance of $8,248,095, which resulted in an extraordinary gain on extinguishment of this indebtedness of $3,748,095 for both financial reporting and tax purposes.

         Subsequent Events. On January 6, 1995, the Company acquired two additional centers in Slidell and Galliano, Louisiana. The total purchase price was approximately $6,658,000, consisting of approximately $4,275,000 cash over first mortgage financing on one of the centers of approximately $2,383,000. Country Club Plaza in Slidell, Louisiana contains 64,786 square feet and Tarpon Heights Plaza in Galliano, Louisiana contains 56,605 square feet. Both centers are anchored by Delchamps. These two centers were part of a package of thirteen centers, eleven of which were acquired December 21, 1994.

         The February 6, 1995 maturity of the mortgage indebtedness secured by Pensacola Plaza, has been extended to May 1, 1995 on the same terms pending possible refinancing by the lender or repayment.

Item 3.   Legal Proceedings.

         There are no material pending legal proceedings of which the Company is aware involving the Company or its properties.

Item 4.   Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related
         Security Holder Matters.

a) The following table shows the high and low sale prices for the Company's common stock, as reported on the New York Stock Exchange for the periods indicated.


                                                  High          Low
                                                  ----          ---
                 1993
                 ----
                 First Quarter                   $15.50        $11.63
                 Second Quarter                   15.13         12.00
                 Third Quarter                    14.13         11.00
                 Fourth Quarter                   12.88         10.38

                 1994
                 ----
                 First Quarter                    11.75         10.38
                 Second Quarter                   10.75          9.75
                 Third Quarter                    10.50          8.75
                 Fourth Quarter                   10.38          9.00

b)       Approximate number of Equity Security Holders.

                                                   Approximate Number of Record
                 Title of Class                    Holders at February 6, 1995
                 --------------                    ----------------------------
                 Shares of Common Stock                        4,000
                    $1 Par Value

c) IRT Property Company paid quarterly cash dividends during the years 1993 and 1994 as follows:

                                                      Cash Dividends Paid
                                                      -------------------
                 1993
                 ----
                 First Quarter                              $ .21
                 Second Quarter                               .21
                 Third Quarter                                .21
                 Fourth Quarter                               .21

                 1994
                 ----
                 First Quarter                                .21
                 Second Quarter                               .21
                 Third Quarter                                .21
                 Fourth Quarter                               .21

                 IRT has paid 68 consecutive quarterly dividends. The current annualized dividend rate is $.84. The Company's strategy is to distribute a conservative percentage of its funds from operations. Dividends per share for 1994 totaled $.84, or 99% of 1994 funds from operations per share. This is an untypically high percentage due to the temporary dilution in per share results because of large cash reserves pending investment in real estate. The Company does not foresee any restrictions upon its ability to continue its dividend payment policy of distributing at least the 95% of its otherwise taxable ordinary income required for qualification as a REIT.

Item 6:  Selected Consolidated Financial Data


The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with th financial statements and notes thereto included elsewhere in this report.



                                               December 31,    December 31,    December 31,    December 31,    December 31,
As of or for the years ended                       1994            1993            1992            1991            1990
                                                   ----            ----            ----            ----            ----
Gross revenues                                 $ 49,202,144    $ 45,062,911    $ 34,006,687    $ 28,686,196    $ 29,808,804
                                               ============    ============    ============    ============    ============

Earnings from operations                       $ 12,788,923    $ 11,772,265    $  7,441,692    $  6,261,200    $  6,656,881
Gain on sales of properties (capital loss)       (3,825,418)      4,556,511       3,547,071       1,134,475       4,001,561
                                               ------------    ------------    ------------    ------------    ------------
  Earnings before extraordinary items             8,963,505      16,328,776      10,988,763       7,395,675      10,658,442

Extraordinary items:
  Gain (loss) on extinguishment of debt           3,748,095      (1,440,478)        (14,811)          -               -
  Gain on purchase of debentures                      -               -               -              17,400       1,058,802
                                               ------------    ------------    ------------    ------------    ------------
         Net earnings                          $ 12,711,600    $ 14,888,298    $ 10,973,952    $  7,413,075    $ 11,717,244
                                               ============    ============    ============    ============    ============

Funds from operations (1)                      $ 21,615,588    $ 19,825,901    $ 13,847,999    $ 11,865,950    $ 12,238,142
                                               ============    ============    ============    ============    ============

Per share:
  Earnings from operations                     $        .50    $        .52    $        .50    $        .50    $        .55
  Gain on sales of properties (capital loss)           (.15)            .20             .24             .09             .33
                                               ------------    ------------    ------------    ------------    ------------
    Earnings before extraordinary items                 .35             .72             .74             .59             .88
  Extraordinary items                                   .15            (.06)            -               -               .09
                                               ------------    ------------    ------------    ------------    ------------
         Net earnings                          $        .50    $        .66    $        .74    $        .59    $        .97
                                               ============    ============    ============    ============    ============

  Funds from operations                        $        .85    $        .88    $        .93    $        .94    $       1.02
                                               ============    ============    ============    ============    ============

  Dividends paid                               $        .84    $        .84    $        .81    $        .80    $       1.07
                                               ============    ============    ============    ============    ============

Federal income tax status of dividends
  paid to shareholders:
    Ordinary income                            $        .72    $        .39    $        .39    $        .55    $        .52
    Capital gain                                        .04             .45             .42             .13             .55
    Return of capital                                   .08             -               -               .12             -
                                               ------------    ------------    ------------    ------------    ------------
                                               $        .84    $        .84    $        .81    $        .80    $       1.07
                                               ============    ============    ============    ============    ============

Weighted average number of shares
  outstanding                                    25,349,303      22,457,131      14,896,369      12,633,644      12,038,407
                                               ============    ============    ============    ============    ============


Total assets                                   $428,579,355    $402,319,125    $297,590,922    $184,627,532    $185,593,048
                                               ============    ============    ============    ============    ============

Indebtedness:
  Mortgage notes payable                       $105,107,084    $ 98,878,505    $115,379,078    $ 72,865,897    $ 75,855,354
  7.3% convertible subordinated debentures       86,250,000      86,250,000          -               -               -
  2.0% convertible subordinated debentures           -               -            5,730,000       5,730,000      11,465,000
  Indebtedness to bank                           26,000,000          -            1,200,100       7,000,000       9,540,000
                                               ------------    ------------    ------------    ------------    ------------
                                               $217,357,084    $185,128,505    $122,309,178    $ 85,595,897    $ 96,860,354
                                               ============    ============    ============    ============    ============

Shareholders' equity                           $203,038,464    $210,335,167    $168,574,002    $ 93,610,551    $ 82,200,090
                                               ============    ============    ============    ============    ============


(1) Funds from operations is defined as net cash flows from operating activities before changes in accrued assets and liabilities.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

         Changes in Financial Condition. During 1994, the Company utilized funds of:

         a) $108,408,000 for the acquisition of fifteen shopping center investments, consisting of cash of $92,528,000 and mortgage debt of $15,880,000 secured by four of the centers,

         b) $4,347,000 to fund expansion or redevelopment costs of seven existing investments,

         c) $1,500,000 for the purchase of the land underlying Valley West Mall, extinguishing approximately $204,000 of annual ground lease payments,

         d) $4,500,000 to purchase the $8,248,000 mortgage note payable secured by Valley West Mall, extinguishing approximately $1,076,000 of annual debt service payments (see Note 10).

These transactions were funded with the remaining proceeds from the 1993 public offerings and $26,000,000 of borrowings under the Company's revolving term loan.

         During 1993, the Company completed concurrent public offerings of 4,127,580 shares of its common stock at $11.25 per share and $86,250,000 of 7.3% convertible subordinated debentures for net proceeds of approximately $126,330,000. Also during 1993, the Company received approximately $7,779,000 on the sale of an apartment investment, two parcels of land and a third parcel of land with the buildings thereon. In addition, the Company received net proceeds of approximately $4,130,000 from the repayment of two mortgage loan investments. The Company utilized funds of:

         a) $26,329,000 for the acquisition of four shopping center investments, consisting of cash of $18,529,000 and mortgage debt of $7,800,000 secured by two of the centers,

         b) $9,168,000 to purchase or fund expansions of six of its real estate investments,

         c)      $22,816,000 to repay eleven mortgage notes payable, and

         d) $8,308,500 of principal and premium to redeem the remainder of the Company's 2% convertible subordinated debentures.

A portion of proceeds made available by the offerings in 1993 were used temporarily to reduce bank indebtedness. The remaining funds were temporarily invested in short-term money market instruments, pending the acquisition of shopping center investments.

                Changes in Results of Operations. Management believes that net cash flows from operating activities before changes in accrued assets and liabilities, hereinafter referred to as funds from operations, is an appropriate measure of the Company's operating performance because its income-producing properties are acquired, evaluated and sold based on funds from operations without taking into account the non-cash depreciation charge. Funds from operations totaled $21,615,588, $19,825,901 and $13,847,999 for the years ended December 31, 1994, 1993 and 1992, respectively.

         During 1994 and 1993, the Company had an average of approximately $57,000,000 and $25,000,000, respectively, of the proceeds of the August 1993 equity and debenture offerings invested in short-term money market investments earning an average interest rate of approximately 4.2% and 3.4%, respectively. This resulted in temporary dilution in funds from operations. This temporary dilution ceased when the remaining cash was invested in higher-yielding real estate investments on December 21, 1994.

         In addition, funds from operations for 1994, 1993 and 1992 did not include rental income received through the rental guarantees related to major portfolio acquisitions completed in July and December 1992. Rental income covered by the guarantees for 17 centers totaled approximately $510,000 and $838,000 for 1994 and 1993, respectively. For 1992, rental income covered by guarantees for 10 centers totaled approximately $450,000 but encompassed only five months of the year. These rental guarantees were reflected in the initial purchase prices of these centers rather than as current operating results.

         The $3,074,000 increase in income from rental properties during 1994 was due to approximately $4,646,000 of income earned from the 19 shopping centers acquired during 1993 and 1994 and the recent property expansions purchased or funded by the Company. This was partially offset by $1,332,000 less income earned from the investments sold during 1993 and 1994 as well as approximately $240,000 less income due to the ongoing redevelopment of two shopping center investments. Similarly, the $10,823,000 increase in income from rental properties during 1993 was primarily due to approximately $15,952,000 of income earned from the 27 shopping centers acquired during 1992 and 1993, partially offset by $5,010,000 less income earned from the 23 Ingles centers sold in October 1992 and the apartment investment sold in October 1993 and by $119,000 of bankruptcy claim settlements received from Revco in June 1992.

         The percentage leased of the Company's shopping center investments remained stable at 93% at December 31, 1992, 1993 and 1994. The average occupancy of the Company's Ohio apartment investment decreased from 92% in 1992 to 89% in 1993 but increased to 92% in 1994. Percentage rentals received from shopping center investments, excluding percentage rentals received from the four Wal- Mart investments classified as direct financing leases, totaled $823,000 in 1992, $755,000 in 1993 and $470,000 in 1994. Included in these percentage rentals were $54,000 received from the Ingles centers in 1992.

         During 1993 and 1992, three of the Company's mortgage loan investments were repaid in full. These loan repayments resulted in decreased interest income of $421,000 in 1994 and $433,000 in 1993. The decreases were more than offset by increases in interest earned on short-term investments of approximately $1,541,000 and $635,000 in 1994 and 1993, respectively.

         The increases in interest on direct financing leases in both 1994 and 1993 were primarily due to receipt of percentage rentals from the four Wal-Mart investments, which were approximately $292,000, $219,000 and $123,000 during 1994, 1993 and 1992, respectively.

         The increases in operating expenses of rental properties and depreciation during 1994 and 1993 were primarily due to property acquisitions and dispositions during the three-year period. The Company acquired 15 shopping center investments in 1994, four in 1993 and 23 in 1992. The additional operating expenses and depreciation related to these centers was partially offset by the sale of an apartment investment in October 1993 and the 23 Ingles centers in October 1992. Depreciation also increased in 1994 due to four property expansions purchased or funded during 1993.

         The 1993 and 1992 acquisitions also resulted in increased interest expense on mortgages in 1994 and 1993. These increases were fully offset in 1994 and partially offset in 1993 by the repayment of eleven mortgage notes payable during 1993 aggregating $22,816,000 of principal with interest rates ranging from 7% to 13.625%. The 1994 increase was further offset by the refinancing of one mortgage note payable in February 1994 which reduced the interest rate from 12.625% to 8.125% and the purchase of the 9.5% mortgage secured by Valley West Mall in June 1994. The 1993 increase was further offset by the 1992 sale of the 23 Ingles centers and the prepayment of a $444,000 mortgage note payable.

         The $3,764,000 and $2,027,000 increases in interest on debentures during 1994 and 1993, respectively, were primarily due to the 7.3% debentures issued in August 1993. The 1993 increase was partially offset by a decrease in interest expense on the 2% debentures totaling $182,000 which resulted from the redemption of the remaining $5,730,000 of debentures on August 1, 1993 in accordance with the debenture agreement. Similarly, the issuance of the 7.3% debentures resulted in an increase in amortization of debt cost of $234,000 and $142,000 during 1994 and 1993, respectively.

         The Company had average borrowings under its revolving term loan of $789,000 and $6,494,000 during 1994 and 1993, respectively, which resulted in decreased interest on bank debt during 1994. The interest rate on this facility is, at the option of the Company, either prime or 1.25% over adjusted LIBOR. Interest on indebtedness to bank decreased $164,000 during 1993 due to lower average borrowings at slightly higher average rates.

         The increase in general and administrative expenses in 1994 was primarily due to the costs of increased administrative and property management personnel as well as increased shareholder relations costs and professional services.

         The amount of gains recognized on sales of investments have fluctuated and in the future may continue to fluctuate depending upon sales activity in any given year. During 1994, the Company recognized gains on sales of properties of approximately $257,000. This gain was more than offset by $4,125,000 of reductions in carrying values of certain investments, primarily Valley West Mall. During 1993 and 1992 the Company recognized gains on sales of properties of approximately $4,557,000 and $7,112,000, respectively. The gains on sales during 1992 were offset by the initial reduction in carrying value of Valley West Mall of $3,565,000.

         During 1994, the Company recognized an extraordinary gain of approximately $3,748,000 on the purchase of the 9.5% mortgage note payable secured by Valley West Mall. The mortgage had an outstanding balance of $8,248,000 and was purchased for $4,500,000. During 1993, the Company recognized extraordinary losses of approximately $1,440,000 on the prepayment of nine mortgage notes payable totaling $21,896,000 with interest rates ranging from 9.3% to 13.625%. This extraordinary loss included $186,000 of unamortized net interest discounts and $1,254,000 of prepayment penalties. During 1992, the Company recognized extraordinary losses of approximately $15,000 on the prepayment of a 10% mortgage note payable totaling $444,000 and the prepayment of LIBOR advances under the revolving term loan totaling $15,000,000.

         Liquidity and Capital Resources. In 1994 and 1993, the Company's dividends, mortgage amortization payments and capital improvements were funded primarily by funds from operations and also through supplemental funding from mortgage financing, available cash investments, bank borrowings and other sources. The Company believes that funds from operations will be sufficient to pay dividends and to make mortgage amortization payments and fund necessary capital improvements. Other planned activities, including property acquisitions, certain capital improvement programs, and debt repayments are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties and public or private offerings of stock or debt.

         On August 31, 1993, the Company completed concurrent public offerings of 4,127,580 shares of its common stock and $86,250,000 of 7.3% convertible subordinated debentures for net proceeds aggregating approximately $126,330,000. On October 29, 1992, the Company completed a public offering of 5,750,000 shares of its common stock at $11 per share for net proceeds of approximately $59,520,000. The Company used the proceeds from these offerings to acquire new shopping center investments, to improve existing investments and temporarily to reduce bank debt.

         On November 1, 1990, the Company obtained a $25,000,000 secured revolving term loan maturing November 1, 1995. On July 31, 1992, the loan agreement was modified to increase the commitment from $25,000,000 to $50,000,000 and to extend the maturity from November 1, 1995 to August 1, 1997. The interest rate on this loan is either prime or 1.25% over adjusted LIBOR, at the option of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. As of December 31, 1994, the borrowings under this credit facility totaled $26,000,000. As of December 31, 1993, the Company had no amounts outstanding under this loan. For additional information on this revolving term loan, reference is made to Note 8 to the consolidated financial statements.

         The Company's 7.3% convertible subordinated debentures are convertible into common stock of the Company at any time prior to maturity at $11.25 per share, subject to adjustments in certain events. As of December 31, 1994 and 1993, the entire issue of $86,250,000 of debentures was outstanding. On August 1, 1993, the Company's 2% convertible subordinated debentures were redeemed in full at a premium of 45% over par. For additional information on the debentures, reference is made to Note 7 to the consolidated financial statements.

         The Company's Dividend Reinvestment Plan allows shareholders to elect to reinvest all or a portion of their distributions in newly issued shares of the Company at 95% of the market price of the shares. During 1994, 1993 and 1992, the Company received net proceeds under this plan of $938,000, $1,249,000 and $996,000, respectively. For additional information on the Dividend Reinvestment Plan, reference is made to Note 11 to the consolidated financial statements.

         Inflationary and Economic Factors. The effects of inflation upon the Company's results of operations and investment portfolio are varied. From the standpoint of revenues, inflation has the dual effect of both increasing the tenant revenues upon which percentage rentals are based and allowing increased fixed rentals as rental rates rise generally to reflect higher construction costs on new properties. This positive effect is partially offset by increasing operating expenses, but usually not to the extent of the increases in revenues.

         Environmental Factors. On March 2, 1994, the Company was advised by the North Carolina Department of Environment, Health and Natural Resources that certain Corrective Actions must be performed at the Company's Charlotte, North Carolina industrial facility. During its soil and groundwater investigation at the Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in a single groundwater monitoring well that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. The Company has notified the Louisiana Department of Environmental Quality-Groundwater Protection Division ("LDEQ-GWPD") of such discovery. For additional information, see "Regulation" under Item 1 and Note 16 to the consolidated financial statements included as a part of this Report. Based on the information presently available, the Company believes the costs of any corrective action would not have a material adverse effect on the Company's results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data.



                             IRT PROPERTY COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                  ------
Report of Independent Public Accountants                            28

Consolidated Balance Sheets -
  December 31, 1994 and 1993                                        29

Consolidated Statements of Earnings -
  For the Years Ended December 31, 1994,
  1993 and 1992                                                     30

Consolidated Statements of Changes
  in Shareholders' Equity - For the Years Ended
  December 31, 1994, 1993 and 1992                                  31

Consolidated Statements of Cash Flows -
  For the Years Ended December 31, 1994,
  1993 and 1992                                                     32

Notes to Consolidated Financial Statements -
  December 31, 1994, 1993 and 1992                                  34


Schedules:

Schedule
Number
- --------

XI       Real Estate and Accumulated Depreciation                   49

XII      Mortgage Loans on Real Estate                              61



Note: All other schedules are omitted since they are not required, are not applicable or the required information is set forth in the consolidated financial statements or the notes thereto.

                   Report of Independent Public Accountants


To The Shareholders of

         IRT Property Company:

         We have audited the accompanying consolidated balance sheets of IRT PROPERTY COMPANY (a Georgia corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRT Property Company and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                            ARTHUR ANDERSEN LLP





Atlanta, Georgia
January 24, 1995

                             IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993

                                                                          1994                       1993
                                                                      ------------               -------------
 ASSETS
 Real estate investments:

   Rental properties, at cost                                         $442,642,705              $331,012,764
   Accumulated depreciation                                            (41,677,722)              (33,463,530)
                                                                       -----------               -----------
                                                                       400,964,983               297,549,234
   Net investment in direct financing leases
   Mortgage loans, net                                                   9,295,880                 9,461,899
                                                                         8,292,143                 8,392,959
                                                                       -----------               -----------
       Net real estate investments                                     418,553,006               315,404,092

 Cash and cash equivalents                                               1,841,388                78,629,700
 Accrued interest receivable                                               544,712                   895,556
 Prepaid expenses and other assets                                       7,640,249                 7,389,777
                                                                       -----------               -----------
                                                                      $428,579,355              $402,319,125
                                                                       ===========               ===========
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:
   Mortgage notes payable plus net interest premium of
     $92,683 in 1994 and $163,244 in 1993
   7.3% convertible subordinated debentures due                       $105,107,084              $ 98,878,505
     August 15, 2003
   Indebtedness to bank                                                 86,250,000                86,250,000
   Accrued interest on debentures                                       26,000,000                    -
   Accrued expenses and other                                            2,378,583                 2,116,240
     liabilities
   Deferred income taxes                                                 4,726,224                 3,617,213
                                                                         1,079,000                 1,122,000
                                                                       -----------               -----------
       Total liabilities                                               225,540,891               191,983,958
                                                                       -----------               -----------
 Shareholders' Equity:
   Common stock, $1 par value, authorized
     75,000,000 shares; 25,420,747 shares
     issued and outstanding in 1994 and
     25,288,624 shares in 1993                                          25,420,747                25,288,624
   Additional paid-in capital                                          197,937,465               196,793,150
   Cumulative distributions in excess of
     net earnings                                                      (20,319,748)              (11,746,607)
                                                                       -----------               -----------
       Total shareholders' equity                                      203,038,464               210,335,167
                                                                       -----------               -----------
                                                                      $428,579,355              $402,319,125
                                                                       ===========               ===========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                             IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                              1994               1993               1992
                                                              ----               ----               ----
 Revenues:
   Income from rental properties                           $44,681,220        $41,607,391        $30,784,664
   Interest, including $2,388,308 in 1994,
     $846,938 in 1993 and $211,572 in 1992
     on cash equivalents                                     3,267,486          2,257,405          2,103,209
   Interest on direct financing leases                       1,253,438          1,198,115          1,118,814
                                                            ----------         ----------         ----------
                                                            49,202,144         45,062,911         34,006,687
                                                            ----------         ----------         ----------
 Expenses:
   Operating expenses of rental
     properties                                             10,318,596         10,022,610          7,541,256
   Interest on mortgages                                     8,191,240         10,269,423          9,693,316
   Interest on debentures                                    6,202,025          2,438,114            524,842
   Interest on indebtedness to bank                            159,603            384,687            577,303
   Depreciation                                              8,214,192          7,668,797          6,201,949
   Amortization of debt costs                                  446,454            212,421             70,156
   General & administrative                                  2,881,111          2,294,594          1,956,173
                                                            ----------         ----------         ----------
                                                            36,413,221         33,290,646         26,564,995
                                                            ----------         ----------         ----------
       Earnings before gain on sales of
         properties                                         12,788,923         11,772,265          7,441,692

 Gain on sales of properties (capital loss)                 (3,825,418)         4,556,511          3,547,071
                                                            ----------         ----------         ----------
       Earnings before extraordinary item                    8,963,505         16,328,776         10,988,763

 Extraordinary item -
   Gain (loss) on extinguishment of debt                     3,748,095         (1,440,478)           (14,811)
                                                            ----------         ----------         ----------
       Net earnings                                        $12,711,600        $14,888,298        $10,973,952
                                                            ==========         ==========         ==========
 Per Share:

   Earnings before gain on sales of
     properties                                            $      0.50        $      0.52        $      0.50

   Gain on sales of properties (capital loss)                    (0.15)              0.20                .24
                                                            ----------         ----------         ----------
       Earnings before extraordinary item                         0.35               0.72               0.74

   Extraordinary item                                             0.15              (0.06)                -
                                                            ----------         ----------         ----------
       Net earnings                                        $      0.50        $      0.66        $      0.74
                                                            ==========         ==========         ==========
 Weighted average number of shares
   outstanding                                              25,349,303         22,457,131         14,896,369
                                                            ==========         ==========         ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                                   Cumulative
                                                               Additional         Distributions           Total
                                              Common            Paid-In           in Excess of        Shareholders'
                                              Stock             Capital           Net Earnings           Equity
                                              ------          -----------        --------------       -------------
 Balance at December 31, 1991              $13,667,993        $ 86,508,218        $ (6,565,660)        $ 93,610,551

 Net earnings                                   -                   -               10,973,952           10,973,952

 Cash dividends declared                        -                   -              (12,469,411)         (12,469,411)

 Issuance of shares under
   Dividend Reinvestment
 Plan, net                                     102,092             893,873              -                   995,965

 Exercise of Incentive Stock
   Options                                      25,090             151,075              -                   176,165

 Issuance of shares for the
   acquisition of properties                 1,471,395          14,295,294              -                15,766,689
 Issuance of common stock,
   net                                       5,750,000          53,770,091              -                59,520,091
                                            ----------         -----------         -----------          -----------
 Balance at December 31, 1992               21,016,570         155,618,551          (8,061,119)         168,574,002


 Net earnings                                   -                   -               14,888,298           14,888,298

 Cash dividends declared                        -                   -              (18,573,786)         (18,573,786)

 Issuance of shares under
   Dividend Reinvestment
 Plan, net                                     109,807           1,138,821              -                 1,248,628

 Exercise of Incentive Stock
   Options                                       5,689              30,891              -                    36,580

 Issuance of shares for the
   acquisition of properties                    28,978             350,997              -                   379,975

 Issuance of common stock,
   net                                       4,127,580          39,653,890              -                43,781,470
                                            ----------         -----------         -----------          -----------
  Balance at December 31, 1993              25,288,624         196,793,150         (11,746,607)         210,335,167


 Net earnings                                   -                   -               12,711,600           12,711,600

 Cash dividends declared                        -                   -              (21,284,741)         (21,284,741)

 Issuance of shares under
   Dividend Reinvestment
 Plan, net                                      99,477             838,273              -                   937,750

 Exercise of Incentive Stock
   Options                                       1,010               2,131              -                     3,141

 Issuance of shares for the
   acquisition of properties                    31,636             303,911              -                   335,547
                                            ----------         -----------         -----------          -----------
 Balance at December 31, 1994              $25,420,747        $197,937,465        $(20,319,748)        $203,038,464
                                            ==========         ===========         ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                          1994              1993               1992
                                                                          ----              ----               ----
 Cash flows from operating activities:
   Earnings before extraordinary item                                 $  8,963,505       $ 16,328,776       $ 10,988,763
   Adjustments to reconcile earnings to net cash
     flows from operating activities:
       Depreciation                                                      8,214,192          7,668,797          6,201,949
       Capital loss (gain on sales of
         properties)                                                     3,825,418         (4,556,511)        (3,547,071)
       Amortization of debt costs                                          446,454            212,421             70,156
       Recovery of investment in direct
         financing leases                                                  166,019            172,418            134,202
                                                                        ----------        -----------        -----------
                                                                        21,615,588         19,825,901         13,847,999
       Changes in accrued assets and
         liabilities:
           Increase (decrease) in accrued
             interest on debentures -
               7.3% interest payable                                       262,343          2,084,302             -
               2.0% interest payable                                        -                  (9,550)            -
               Accrued premium on 2.0%
                 debentures                                                 -              (2,291,542)           410,242
           Increase in interest receivable,
             prepaid expenses and other assets                            (592,782)          (785,054)          (808,244)
           Increase in accrued expenses and
             other liabilities                                           1,226,582            292,085            824,654
                                                                        ----------        -----------        -----------


       Net cash flows from operating activities                         22,511,731         19,116,142         14,274,651
                                                                        ----------        -----------        -----------

 Cash flows from (used in) investing activities:
   Proceeds from sales of properties, net                                  562,070          7,779,046         15,248,873
   Additions to real estate investments, net -
     Acquisitions, expansions and renovations                          (98,461,982)       (27,697,142)       (75,214,688)
     Improvements                                                       (1,253,360)        (1,208,045)        (1,873,666)
   Collections of mortgage loans, net                                      100,816          4,135,583          6,724,957
                                                                       -----------        -----------        -----------
       Net cash flows used in investing
         activities                                                    (99,052,456)       (16,990,558)       (55,114,524)
                                                                       -----------        -----------        -----------
 Cash flows from (used in) financing activities:
   Cash dividends paid, net                                            (20,346,991)       (17,325,158)       (11,473,446)
   Issuance of common stock, net                                            -              43,781,470         59,520,091
   Exercise of Incentive Stock Options                                       3,141             36,580            176,165
   Issuance of 7.3% convertible subordinated
     debentures, net                                                        -              82,548,826             -
   Redemption of 2.0% convertible subordinated
     debentures                                                             -              (5,730,000)            -
   Amortization of mortgage notes payable, net                          (1,273,737)        (1,484,658)        (1,716,794)
   Repayment of mortgage notes payable                                  (8,378,095)       (22,815,915)          (444,073)
   Increase (decrease) in bank indebtedness, net                        26,000,000         (1,200,100)        (5,799,900)
   Extraordinary item -
     Gain (loss) on extinguishment of debt                               3,748,095         (1,440,478)           (14,811)
                                                                       -----------        -----------        -----------
       Net cash flows from (used in) financing
         activities                                                       (247,587)        76,370,567         40,247,232
                                                                       -----------        -----------        -----------
 Net increase (decrease) in cash and cash
   equivalents                                                         (76,788,312)        78,496,151           (592,641)

 Cash and cash equivalents at beginning of year                         78,629,700            133,549            726,190
                                                                       -----------        -----------        -----------
 Cash and cash equivalents at end of year                             $  1,841,388       $ 78,629,700       $    133,549
                                                                       ===========        ===========        ============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                                       1994               1993                1992
                                                                       ----               ----                ----
 Supplemental disclosures of cash flow
 information:
 -------------------------------------
 Cash paid during the year for interest
   related to:

     Mortgage notes payable                                        $  8,082,615       $10,428,907         $  9,564,518


     Convertible subordinated debentures -
       7.3% interest                                                  6,033,906             -                   -
       2.0% interest                                                     -                 57,404              114,600
       Premiums on 2.0% debentures                                       -              2,578,500               -

     Indebtedness to bank                                               153,941           457,816              662,421
                                                                    -----------        ----------          -----------
       Total cash paid during the year for
         interest                                                  $ 14,270,462       $13,522,627         $ 10,341,539
                                                                    ===========        ==========          ===========


 Supplemental schedule of noncash
 investing and financing activities:
 ----------------------------------
 Acquisitions:

   Cost of acquisitions, expansions and
     renovations                                                   $114,677,940       $35,877,117         $176,283,071

   Additions to mortgage notes payable -
     Assumed                                                        (15,880,411)       (7,800,000)         (56,001,694)
     Acquired                                                            -                  -              (29,300,000)

   Issuance of common stock                                            (335,547)         (379,975)         (15,766,689)
                                                                    -----------        ----------          -----------
       Cash paid for acquisitions, expansions
         and renovations of real estate
         investments                                               $ 98,461,982       $27,697,142         $ 75,214,688
                                                                    ===========        ==========          ===========
 Dispositions:

   Fair values of assets sold                                      $    562,070       $ 7,779,046         $ 55,876,519

   Repayment of mortgage notes payable                                   -                  -              (40,627,646)
                                                                    -----------        ----------          -----------
       Proceeds from sales of properties, net                      $    562,070       $ 7,779,046         $ 15,248,873
                                                                    ===========        ==========          ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1994, 1993 and 1992


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Consolidation-

                 The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company and VW Mall, Inc., (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

         Income Taxes-

                 The Company has in past years elected to qualify, and intends to continue such election, to be taxed as a "Real Estate Investment Trust" ("REIT") under Sections 856-860 of the Internal Revenue Code, as amended. In general terms, under such Code provisions a trust or corporation which, in any taxable year, meets certain requirements and distributes to its shareholders at least 95% of its taxable income will not be subject to Federal income tax to the extent of the income which it distributes.

                 The Company computes taxable income on a basis different from that used for financial reporting purposes due to differences in the estimated useful lives used to compute depreciation, timing differences in the recognition of loan commitment fees, and certain interest discounts which are not recognized for tax purposes. The Company also reports certain gains on sales of properties on the installment basis for tax purposes.

         Income Recognition-

                 The Company follows the policy of suspending the accrual of income on any investments where interest or rental payments are delinquent 60 days or more. Percentage rental income is recorded upon collection.

                 Gains from the sale of real estate are deferred until such time as minimum down payment and loan amortization requirements are met in conformity with the provisions of Statement of Financial Accounting Standards No. 66. Interest discounts are imputed on financed sales when the contractual interest rates are less than prevailing market rates at the time of sale.

         Depreciation-

                 The Company provides depreciation on buildings and other improvements on the straight-line basis over their estimated useful lives. Such lives are from 14 to 40 years for buildings and 6 years for improvements. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. The profit or loss on assets retired or otherwise disposed of is credited or charged to operations and the cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

         Allowance for Possible Losses-

                 The need for any allowance for possible losses or reductions in carrying values applicable to the Company's investments is evaluated by management by means of periodic reviews of the portfolio on an individual investment basis.

         Cash Equivalents-

                 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Earnings Per Share-

                 Earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. The effect on earnings per share assuming conversion of the 2% and the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

         Reclassification of Prior Year Amounts-

                 Certain items on the consolidated statements of earnings have been reclassified to conform with the 1994 presentation.

2.       PUBLIC OFFERINGS:

                 On August 31, 1993, the Company completed concurrent public offerings of 4,127,580 shares of its common stock at $11.25 per share and $86,250,000 of 7.3% convertible subordinated debentures due August 15, 2003. Net proceeds from these offerings totaled approximately $126,330,000. For more information regarding the convertible debentures, see Note 7.

                 On October 29, 1992, the Company completed a public offering of 5,750,000 shares of its common stock at $11 per share. Net proceeds from this offering totaled approximately $59,520,000.

3.       RENTAL PROPERTIES:

                 Rental properties are comprised of the following:

                                                                         December 31,
                                                       ---------------------------------------------
                                                            1994                             1993
                                                            ----                             ----
         Land covered by purchase-
           leaseback agreements                        $    928,292                     $    928,292

         Land related to buildings
           and improvements                              97,129,292                       61,094,813

         Buildings & improvements                       344,585,121                      268,989,659
                                                        -----------                      -----------

                                                       $442,642,705                     $331,012,764
                                                        ===========                      ===========

          Upon expiration of the leases for land covered by purchase-leaseback agreements, all improvements on the land will become the property of the Company.

          At December 31, 1994, land covered by purchase-leaseback agreements having an aggregate cost of $928,292 is subordinate to first mortgage liens of $1,294,687 which are on both land and improvements but are not obligations of the Company. In addition, various lessees of properties, which have an aggregate cost of $677,792 at December 31, 1994, have the option, subject to certain conditions, to repurchase the land. Such option prices are for amounts greater than the Company's carrying value of the related land.

          In 1986 the Company purchased 24 community and neighborhood shopping centers in North Carolina and Georgia, each of which is anchored by an Ingles supermarket, and leased back these centers to Ingles Markets, Incorporated. During the year ended December 31, 1991, the Company sold its Ingles shopping center in Brevard, North Carolina. The remaining 23 centers were sold by the Company on October 1, 1992 (see Note 9). Rental income from these leases totaled $4,764,074 in 1992.

          Minimum base rentals on noncancellable operating leases for the Company's shopping center, industrial and land purchase-leaseback investments for the next five years and thereafter are as follows:

               Year                    Amount
               ----                    ------
               1995                $ 46,190,336
               1996                  42,522,193
               1997                  37,469,755
               1998                  33,592,108
               1999                  30,961,321
               Thereafter           277,970,128
                                    -----------

                                   $468,705,841
                                    ===========

4.   NET INVESTMENT IN DIRECT FINANCING LEASES:

          Four retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $827,925 plus percentage rentals of 1% of gross sales in excess of the tenant's actual sales for its fiscal year ended January 31, 1990. Rental income from these leases totaled $1,120,161 (including $292,236 of percentage rentals) in 1994, $1,046,737 (including $218,812 of percentage rentals) in 1993 and $951,176 (including $123,251 of percentage rentals) in 1992.

          The Company acquired ten branch bank buildings in a 1984 merger. These facilities are leased to The Old Phoenix National Bank at a total annual rental of $313,049.

          The Company is to receive minimum lease payments of $1,140,974 per year during 1995 through 1999 and a total of $13,324,064 thereafter through the remaining lease terms. The estimated residual values of the leased properties included in net investment in direct financing leases totaled $644,872 as of December 31, 1994 and 1993.

5.   MORTGAGE LOANS:

          The Company's investments in mortgage loans, all of which are secured by real estate investments, are summarized by type of loan at December 31, 1994 and 1993, as follows:

                             1994                     1993
                    ---------------------    ---------------------
                     Number     Amount        Number     Amount
                    of Loans  Outstanding    of Loans  Outstanding
                    --------  -----------    --------  -----------
First mortgages        2      $ 3,390,491       2       $3,444,689
Mortgage
  participation        1           40,504       1           42,402
Wrap-around
  mortgage             1        5,194,228       1        5,246,024
                       -       ----------       -        ---------

                       4        8,625,223       4        8,733,115

Less-Interest
  discounts and
  negative
  goodwill             -         (333,080)      -         (340,156)
                       -       ----------       -        ---------

    Mortgage
      loans, net       4      $ 8,292,143       4       $8,392,959
                       =       ==========       =        =========

          During April, 1994, the borrower under the Spanish Quarter
     Apartments wrap-around mortgage loan filed Chapter 11 bankruptcy. In December, 1994, the Bankruptcy Court approved the plan of reorganization which amended the loan effective December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively. Additional interest at an annual rate of 1% continues to accrue through the remainder of the term. In addition, the Company has agreed to fund additional principal of up to $260,000 under this mortgage for capital improvements.

          Annual principal payments applicable to mortgage loan investments in the next five years and thereafter are as follows:

               Year                  Amount
               ----                  ------
               1995               $   83,509
               1996                   92,226
               1997                  101,833
               1998                3,242,361
               1999                   87,157
               Thereafter          4,685,057
                                   ---------

                                  $8,292,143
                                   =========

          Based on current rates at which similar loans would be made, the estimated fair value of mortgage loans was approximately $8,576,000 and $9,094,000 at December 31, 1994 and 1993, respectively.

6.   MORTGAGE NOTES PAYABLE:

          Mortgage notes payable are collateralized by various real estate investments having a net carrying value of approximately $136,934,847 as of December 31, 1994. These notes have stated interest rates ranging from 7.6% to 13.875% and are due in monthly installments with maturity dates ranging from 1995 to 2013.

          During 1994, the Company purchased for $4,500,000 the mortgage note payable secured by Valley West Mall which had a balance outstanding of approximately $8,248,000. During 1993, the Company paid in full eleven mortgage notes payable aggregating approximately $22,816,000. See also Note 10 where some of these prepayments resulted in extraordinary gains and losses.

          Principal amortization and balloon payments applicable to mortgage notes payable in the next five years and thereafter are as follows:

                                         BALLOON
          YEAR        AMORTIZATION       PAYMENTS          TOTAL
          ----        ------------       --------          -----
          1995        $ 1,558,825      $ 4,380,346    $  5,939,171
          1996          1,332,011       35,130,347      36,462,358
          1997          1,056,758       34,648,703      35,705,461
          1998            876,293            -             876,293
          1999            958,888            -             958,888
          Thereafter    7,953,731       17,211,182      25,164,913
                       ----------       ----------     -----------

                      $13,736,506      $91,370,578    $105,107,084
                       ==========       ==========     ===========

          Based on the borrowing rates currently available to the Company for mortgages with similar terms and maturities, the estimated fair value of mortgage notes payable was approximately $102,098,000 and $100,161,000 at December 31, 1994 and 1993, respectively.

7.   CONVERTIBLE SUBORDINATED DEBENTURES:

          Pursuant to the terms of the debentures, the Company redeemed $5,530,000 of its 2% convertible subordinated debentures on August 1, 1991 at a premium to par of 27% and the remaining $5,730,000 of this issue on August 1, 1993 at a premium to par of 45%. The premium paid by the Company totaled $2,578,500 and $1,493,100 on August 1, 1993 and 1991, respectively.

          Effective August 31, 1993, the Company issued $86,250,000 of 7.3% convertible subordinated debentures due August 15, 2003. Interest on the debentures is payable semi-annually on February 15 and August 15. The debentures are convertible at any time prior to maturity into common stock of the Company at $11.25 per share, subject to adjustment in certain events. Accordingly, 7,666,666 authorized but unissued common shares have been reserved for possible issuance. The Company has the option to redeem the debentures at par at any time after August 15, 1996.

          Costs associated with the issuance of the debentures were approximately $3,701,000 and are being amortized over the life of the debentures.

          Based on the closing market price at year end the estimated fair value of the 7.3% debentures was approximately $79,350,000 and $86,681,250 at December 31, 1994 and 1993, respectively.

8.   INDEBTEDNESS TO BANK:

          On November 1, 1990, the Company obtained from a financial institution a $25,000,000 revolving term loan maturing November 1, 1995. On July 31, 1992, the Company amended and restated this revolving term loan to increase the lender's commitment to a maximum of $50,000,000 ($38,520,000 at December 31, 1994, based on existing collateral) and extend the maturity to August 1, 1997. The interest rate is, at the option of the Company, either a) prime, fluctuating daily, or b) 1.25% over the adjusted London Interbank Offered Rates ("LIBOR"), set for periods of one, two, three, or six months at the option of the Company. Prepayments may be made with no fee at any time on prime rate advances and at the maturity of LIBOR advances. The Company pays a fee of 0.25% per annum of the aggregate unused portion of the commitment.

          As of December 31, 1994, the Company had $26,000,000 outstanding under this loan at an effective interest rate of 8.125%. As of December 31, 1993, the Company had no amounts outstanding under this loan.

          The loan agreement contains restrictive covenants pertaining to net worth, the ratio of debt to equity and interest coverage. As of December 31, 1994, the Company was in compliance with all covenants. The term loan is secured by various investments of the Company having a net carrying value of approximately $46,621,000 as of December 31, 1994.

9.   DEFERRED INCOME TAXES, GAIN ON SALES AND CAPITAL LOSSES:

          During 1984, the Company recognized a gain on sale for financial reporting purposes, net of a deferred tax provision of $1,122,000, which reflected the timing differences arising from the Company's election to recognize the gain on this property sale on the installment basis for tax purposes. Installment gains are recognized for tax purposes based on the principal payments received in each year under the purchase-money financing taken back on the sales.

          The purchase-money financing on this sale commenced principal amortization in 1987 based on a 25-year amortization period, with a balloon payment in 2001. The Company had a deferred tax liability related to this sale of $1,079,000 and $1,122,000 at December 31, 1994 and 1993, respectively. Should the Company elect to distribute the taxable installment gain recognized in future years to its shareholders as capital gain distributions, the reversal of this previously recorded tax liability would be reflected in income for financial reporting purposes in the periods in which the distributions are elected.

          During 1994, the Company sold two parcels of land for gains totaling approximately $257,000. During 1993, the Company sold an apartment investment, two parcels of land and a third parcel of land with the buildings thereon for a total gain of approximately $4,557,000. During 1992, the Company sold twenty-three (23) Ingles shopping centers for a total gain of $6,929,000 and a parcel of land for a gain of $183,000. Installment sale treatment for tax purposes was either not elected by the Company or not available. The Company elected to distribute the gains to shareholders. Accordingly, no current or deferred tax provisions were required on these gains.

          In 1994, the Company recorded approximately $4,125,000 of reductions in the carrying values of certain investments, primarily Valley West Mall due to permanent impairments in the values of the investments. In addition, in December 1992 the Company recorded a $3,565,000 reduction in the carrying value of Valley West Mall. For tax purposes, the Company will not be able to claim these deductions until the actual disposition of the properties.

10.  EXTRAORDINARY ITEM:

          During 1994, the Company purchased the 9.5% mortgage note payable secured by Valley West Mall in Glendale, Arizona for $4,500,000. The mortgage note payable had an outstanding principal balance of $8,248,000 at the time of purchase, which resulted in an extraordinary gain on extinguishment of this indebtedness of $3,748,000 for both financial reporting and tax purposes.

          During 1993, the Company prepaid in full nine mortgage notes payable totaling approximately $21,896,000 with interest rates ranging from 9.3% to 13.625% for financial reporting purposes. The Company recognized an extraordinary loss on these prepayments of approximately $1,440,000, representing $186,000 of unamortized net interest discounts and $1,254,000 of prepayment penalties.

          During 1992, the Company prepaid in full a 10% mortgage note payable totaling approximately $444,000. Additionally, the Company prepaid LIBOR advances under the revolving term loan totaling $15,000,000 from its public offering proceeds. The Company recognized extraordinary losses on these prepayments of approximately $15,000.

11.  CASH DISTRIBUTIONS AND DIVIDEND REINVESTMENT PLAN:

          The taxability of per share distributions paid to shareholders during the years ended December 31, 1994, 1993 and 1992 was as follows:

                              1994         1993         1992
                              ----         ----         ----
          Ordinary income     $.72         $ .39        $ .39
          Capital gains        .04           .45          .42
          Return of capital    .08            -            -
                               ---          ----         ----

                              $.84         $ .84        $ .81
                               ===          ====         ====

          In addition, the 5% discount received upon purchase of shares under the Dividend Reinvestment Plan is taxable as ordinary income to the participant.

          In 1984, the Company implemented a Dividend Reinvestment Plan (the "Plan") under which shareholders of the Company may elect to reinvest all or a portion of their dividends in the purchase of newly issued shares of the Company. The price of shares so purchased is 95% of the average high and low sales prices of the Company's common stock on the applicable dividend payment date. During 1994, 1993 and 1992, shares issued under the Plan totaled 99,477, 109,807 and 102,092, respectively, and dividends totaling $937,750, $1,248,628 and $995,965, respectively, were reinvested to purchase these shares.

12.  STOCK OPTIONS:

          Effective May 8, 1989, the Company adopted and its shareholders approved the 1989 Stock Option Plan (the "1989 Plan"). In May 1993, the shareholders approved a 750,000 share increase in the number of shares authorized to be granted under the 1989 Plan. The 1989 Plan, which expires on May 8, 1999, replaces the prior Key Employee Stock Option Plan (the "Prior Plan"), except that options granted under the

     Prior Plan and unexercised as of the date of the 1989 Plan shall remain in full force and effect.

          The 1989 Plan includes provisions for a) the granting of both Incentive Stock Options ("ISOs") (as defined in Section 422A of the Internal Revenue Code) and nonqualified options to officers and employees and b) the automatic granting of nonqualified options for 1,250 shares to each non-employee director upon the election and each annual re-election of each non-employee director. Under the terms of the 1989 Plan, the option price shall be no less than the fair market value of the optioned shares at the date of grant.

          Details of the stock option activity during 1994, 1993 and 1992 are as follows:

                              Number of Shares
                              ----------------       Option Price
                            Employees   Directors     Per Share
                            ---------   ---------  --------------
     Options outstanding,
       December 31, 1991      116,515    30,000     $7.63-$15.10
     Granted, 1992             53,000      -          $ 9.25
     Granted, 1992               -        7,500       $10.00
     Exercised, 1992          (29,700)     -          $ 7.63
     Expired unexercised,
       1992                    (9,800)     -        $7.63-$12.50
                              -------    ------
     Options outstanding,
       December 31, 1992      130,015    37,500     $7.63-$15.10
     Granted, 1993             56,000      -          $12.00
     Granted, 1993               -        8,750       $13.38
     Exercised, 1993           (1,800)   (6,250)    $7.63-$10.25
     Expired unexercised,
       1993                    (3,000)     -          $ 9.25
                              -------    ------
     Options outstanding,
       December 31, 1993      181,215    40,000     $7.63-$15.10
     Granted, 1994             66,000      -          $10.75
     Granted, 1994               -        7,500       $10.63
     Exercised, 1994           (6,210)     -        $7.63-$10.24
     Expired unexercised,
       1994                   (16,350)     -        $9.25-$15.10
                              -------    ------
     Options outstanding,
       December 31, 1994      224,655    47,500     $7.63-$15.10
                              =======    ======

          There are currently ISOs outstanding on 305,155 shares (including 43,437 shares granted under the Prior Plan), non-qualified options outstanding on 47,500 shares, and 711,550 unoptioned shares remaining in the 1989 Plan after the granting of ISOs for 80,500 additional shares at $10.13 per share on January 3, 1995.

13.  EMPLOYEE RETIREMENT BENEFITS:

          During 1980 the Board of Directors approved and adopted a pension program for the employees of the Company. The program included a noncontributory pension plan for all employees of the Company, under which the Company accrued and funded pension costs each year equal to 12% of employees' salaries. Effective June 30, 1990, the Board of Directors of the Company elected to terminate the pension plan.

          Upon termination of the pension plan, the Board of Directors determined that it would be appropriate to substitute in lieu thereof a program of year-end cash payments to certain employees of the Company. This program was instituted in 1990. Under this program, participants receive a year-end cash payment from the Company, the amount of which is based upon each participant's length of service with the Company. Each participant who has been employed by the Company for more than five years will receive a year-end cash payment equal to 12% of his or her salary. Each participant with less than five years will receive year-end cash payments in graduated amounts designed to produce a cumulative 12% payment after completion of five years of service. The Company accrued approximately $168,000, $154,000 and $99,000 under this program in 1994, 1993 and 1992, respectively.

          Certain employees whose time in service with the Company was significantly greater than that of the remaining employees were provided with employment contracts during 1980. These employment contracts call for annual payments to each of these employees equal to 12% of the employee's salary in the event the Company's pension plan is terminated and deferred compensation amounts to be paid at retirement. The Company accrued approximately $23,000 for these contracts in 1994, $21,000 in 1993, and $19,000 in 1992.

          The Company currently has no postretirement or postemployment benefits, and therefore Statements of Financial Accounting Standards Nos. 106 and 112 have no effect on the Company.

14.  TRANSACTIONS WITH RELATED PARTIES:

          Ewing Southeast Realty, Inc., of which a member of the Board of Directors of the Company is a minority shareholder, received an $86,576 brokerage commission from the seller of one of the investments acquired by the Company during 1993 and a $50,000 brokerage commission from the seller of three of the investments acquired by the Company during 1992.

          The former Chairman of the Executive Committee of the Company, who is also a member of the Board of Directors, received consulting fees included in general and administrative expenses for the years ended December 31, 1994, 1993 and 1992 totaling approximately $2,000, $24,000 and $24,000, respectively. This consulting arrangement was discontinued in January 1994.

          The holdback shares and dividend equivalents related thereto on the Sofran Centers were issued or paid to entities which were directly or indirectly owned or controlled by

     Norman Zavalkoff, a director of the Company from August 14, 1992 to January 27, 1994, and nine other investors. (See Note 15).

15.  COMMITMENTS AND CONTINGENCIES:

          During 1992, the Company purchased 17 shopping centers (the "Sofran Centers" and the "Dreyfus Centers") which have certain rental guaranties from the sellers. At the time of the purchases, 290,762 shares of the Company's common stock (representing approximately $3,003,000 of the purchase prices) were retained as "holdback shares." The Company may be required to issue all or a portion of the holdback shares at various dates over the holdback periods if certain occupancy levels on a portfolio basis or on agreed-upon spaces are achieved by the end of the respective periods.

          The Sofran holdback, which expires January 1995, contained a total of 169,290 shares. For the period August 1, 1992 through December 31, 1993, the number of shares available to the sellers was reduced by 110,540 shares and the Company issued 9,182 shares to the sellers, leaving a balance of 49,568 holdback shares.

          The Dreyfus holdback, which expires December 1995, contained a total of 121,472 shares. For the period December 23, 1992 through September 30, 1994, the number of shares available to the sellers was reduced by 31,714 shares and the Company issued 56,297 shares to the sellers, leaving a balance of 33,461 holdback shares.

          The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers are entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares may be extinguished. The Company paid dividend equivalents of $41,637 and $100,466 during 1994 and 1993, respectively, to the sellers of the Sofran Centers. Also, the Company paid dividend equivalents of $45,700 and $87,697 during 1994 and 1993, respectively, to the sellers of the Dreyfus Centers. These payments are considered part of the cost of acquisition on the respective payment dates.

          Additionally, the seller of one of the Dreyfus Centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through September 30, 1994, 24,388 shares held as collateral were released to the seller and 4,865 shares were retired, leaving a balance of 86,090 shares.

          In December 1993, the Company entered into a contract for the redevelopment of one of its shopping center investments. The cost to the Company will be approximately $2,750,000 of which approximately $661,000 has been incurred through December 31, 1994.

16.  ENVIRONMENTAL INVESTIGATIONS:

          The Company's Charlotte, North Carolina industrial facility contained underground petroleum and used oil storage tanks ("USTs") believed to have been owned by the previous owner of this property. The Company had the USTs removed in December 1993 and was notified on March 2, 1994 by the North Carolina Department of Environment, Health, and Natural Resources that certain investigative, corrective and/or remedial actions ("Corrective Actions") must be performed by the Company to, among other things, determine the level of soil and/or groundwater contamination due to suspected leakage from some of the USTs. Depending upon the results of the investigation phase of the Corrective Action work, which has not been completed at this time, the Company may be required to remediate impacted soil and/or groundwater. At this time it is not clear that the Company is responsible for taking Corrective Action, and some of the costs of Corrective Action are reimbursable under the North Carolina Commercial Leaking Petroleum Underground Storage Tank Cleanup Fund for leaking USTs. Based on the information presently available, the Company believes the costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations or financial position.

          During its soil and groundwater investigation at the Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in a single groundwater monitoring well that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. The Company has notified the Louisiana Department of Environmental Quality-Groundwater Protection Division ("LDEQ-GWPD") of such discovery. The Company has been advised that the groundwater impact appears to be very localized, since six other groundwater monitoring wells placed around the initial well did not exhibit any impact.
     There can be no assurance that the LDEQ-GWPD will not require remediation, but based on information presently available to the Company and discussions with the Company's environmental consultant, the Company believes the cost of any such remediation would not have a material adverse effect on the Company's results of operations or financial position.

17.  SUBSEQUENT EVENT:

          On January 6, 1995, the Company acquired two shopping centers in Slidell and Galliano, Louisiana. The total purchase price was approximately $6,658,000, of which approximately $2,383,000 was represented by mortgage debt to which one of the centers is subject. The balance of the purchase price of approximately $4,275,000 was paid in cash.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1994 and 1993.

                                                                       1994
                                      ----------------------------------------------------------------------
                                         First              Second              Third              Fourth
                                        Quarter             Quarter            Quarter             Quarter
                                        -------             -------             -------            -------
 Revenues                             $12,038,799         $11,755,214        $12,306,661         $13,101,470
                                       ==========          ==========         ==========          ==========
 Earnings before gain  on
   sales of properties                $ 3,131,931         $ 2,888,770        $ 3,150,599         $ 3,617,623
 Gain on sales of properties
   (capital loss)                           -              (3,685,454)           257,036            (397,000)
                                       ----------          ----------         ----------          ----------
     Earnings before
       extraordinary item               3,131,931            (796,684)         3,407,635           3,220,623
 Extraordinary item                         -               3,748,095              -                    -
                                       ----------          ----------         ----------          ----------
     Net earnings                     $ 3,131,931         $ 2,951,411        $ 3,407,635         $ 3,220,623
                                       ==========          ==========         ==========          ==========

 Per Share:
   Earnings before gain on
     sales of properties              $       .12         $       .12        $       .12         $       .14
   Gain on sales of
     properties (capital
     loss)                                  -                    (.15)               .01                (.01)
                                       ----------          ----------         ----------          ----------
       Earnings before
         extraordinary item                   .12                (.03)               .13                 .13
   Extraordinary item                       -                     .15              -                    -
                                       ----------          ----------         ----------          ----------
       Net earnings                   $       .12         $       .12        $       .13         $       .13
                                       ==========          ==========         ==========          ==========

                                                                       1993
                                      ----------------------------------------------------------------------
                                          First             Second              Third              Fourth
                                         Quarter            Quarter            Quarter             Quarter
                                         -------            -------            -------             -------
 Revenues                             $10,944,354         $10,918,865        $11,656,376         $11,543,316
                                       ==========          ==========         ==========          ==========
 Earnings before gain  on
   sales of properties                $ 3,082,723         $ 2,898,059        $ 3,052,075         $ 2,739,408
 Gain on sales of
   properties, net                           -                  -                306,625           4,249,886
                                       ----------          ----------         ----------          ----------
     Earnings before
       extraordinary item               3,082,723           2,898,059          3,358,700           6,989,294
 Extraordinary item                          -                  -             (1,440,478)              -
                                       ----------          ----------         ----------          ----------
     Net earnings                     $ 3,082,723         $ 2,898,059        $ 1,918,222         $ 6,989,294
                                       ==========          ==========         ==========          ==========

 Per Share:
   Earnings before gain on
     sales of properties              $       .15         $      .14         $       .14         $       .11
   Gain on sales of
     properties, net                         -                  -                    .01                 .17
                                       ----------          ---------          ----------          ----------
       Earnings before
         extraordinary item                   .15                .14                 .15                 .28
   Extraordinary item                        -                  -                   (.06)              -
                                       ----------          ---------          ----------          ----------
       Net earnings                   $       .15         $      .14         $       .09         $       .28
                                       ==========          =========          ==========          ==========

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Abbeville Plaza
  Abbeville, SC
    Land                     $     -       $     48,066  $     -       $     48,066  $     -          30      April, 1986     1970
    Buildings                                   458,062        10,470       468,532       169,770

Ambassador Row
  Lafayette, LA
    Land                           -          2,451,860        -          2,451,860        -          40    December, 1994    1980 &
    Buildings                                 7,244,580        -          7,244,580         3,673                              1991

Ambassador Row Courtyard
  Lafayette, LA
    Land                           -          2,899,438        -          2,899,438        -          40    December, 1994    1986 &
    Buildings                                 8,698,313        -          8,698,313         4,925                              1991

Asheville Plaza
  Asheville, NC
    Land                           -             52,710        15,000        67,710        -          30      April, 1986     1967
    Buildings                                   335,717         1,860       337,577        99,372

Bluebonnet Village
  Baton Rouge, LA
    Land                           -          2,540,594        -          2,540,594        -          40    December, 1994     1983
    Buildings                                 5,509,995        -          5,509,995         4,515

The Boulevard
  Lafayette, LA
    Land                           -            948,334        -            948,334        -          40    December, 1994    1976 &
    Buildings                                 2,845,003        -          2,845,003         1,879                              1994

Carolina Place
  Hartsville, SC
    Land                           -            345,000        -            345,000        -          40      May, 1989        1989
    Buildings                                 2,006,494        -          2,006,494       278,040

Centre Pointe Plaza
  Smithfield, NC
    Land                           -            980,857        12,583       993,440        -          40    December, 1992   1989 &
    Buildings                                 7,981,826       146,922     8,128,748       402,816                              1993





                                      49

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Chadwick Square
  Hendersonville, NC
    Land                 $   863,497       $    276,778  $     -       $    276,778  $     -          40   January, 1992      1985
    Buildings                                 1,179,949        -          1,179,949        86,030

Chelsea Place
  New Port Richey, FL
    Land                           -          1,387,517        -          1,387,517        -          40     July, 1993       1992
    Buildings                                 5,550,068        -          5,550,068       202,353

Chester Plaza
  Chester, SC
    Land                           -             68,649       143,504       212,153        -          30     April, 1986      1967 &
    Buildings                                   414,117     1,573,701     1,987,818       340,001                              1992

Chestnut Square
  Brevard, NC
    Land                   1,059,548            295,984        -            295,984        -          40    January, 1992      1985
    Buildings                                 1,113,464         7,539     1,121,003        83,340

Colony Square
  Fitzgerald, GA
    Land                           -            272,833        -            272,833        -          40    February, 1988     1987
    Buildings                                 2,455,826       194,036     2,649,862       490,801

Commerce Crossing
  Commerce, GA
    Land                           -            378,089           889       378,978        -          40    December, 1992    1988
    Buildings                                 4,072,946        15,569     4,088,515       206,016

Countryside Shops
  Cooper City, FL
    Land                           -          5,675,614        -          5,675,614        -          40     June, 1994   1986, 1988
    Buildings                                10,954,065        12,699    10,966,764       136,920                           & 1991

The Crossing
  Slidell, LA
    Land                           -          1,282,036        -          1,282,036        -          40    December, 1994    1988 &
    Buildings                                 3,213,616        -          3,213,616         3,241                              1993

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Delchamps Plaza
  Pascagoula, MS
    Land                     $  3,277,511  $    359,000  $     -       $    359,000  $     -          40     April, 1988      1987
    Buildings                                 4,130,247        17,000     4,147,247       699,036

Douglas Commons
  Douglasville, GA
    Land                        6,314,134     2,543,385         2,951     2,546,336        -          40    August, 1992      1988
    Buildings                                 5,958,475        70,128     6,028,603       367,746

Eden Centre
  Eden, NC
    Land                           -            625,901        -            625,901        -          40   November, 1994     1991
    Buildings                                 2,901,316        -          2,901,316        12,088

Elmwood Oaks
  Harahan, LA
    Land                        9,000,000     4,558,654        -          4,558,654        -          40   January, 1992      1989
    Buildings                                 6,560,014         7,120     6,567,134       484,058

First Street Station
  Albemarle, NC
    Land                           -            202,578        -            202,578        -          40    August, 1994      1989
    Buildings                                 2,832,092        -          2,832,092        23,578

Forest Hills Centre
  Wilson, NC
    Land                           -            869,981        -            869,981        -          40    August, 1990      1990
    Buildings                                 3,644,541       545,844     4,190,385       404,446

Forrest Gallery
  Tullahoma, TN
    Land                           -          2,124,023        10,639     2,134,662        -          40   December, 1992     1987
    Buildings                                 9,917,627       218,773    10,136,400       504,267

Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                        1,773,737       787,583        -            787,583        -          30     July, 1986       1986
    Buildings                                 1,860,360        -          1,860,360       527,524

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Gaffney Plaza
  Gaffney, SC
    Land                     $     -       $     66,527  $     -       $     66,527  $     -          30     April, 1986      1964 &
    Buildings                                   270,567        68,823       339,390       206,167                              1974

The Galleria
  Wrightsville Beach, NC
    Land                           -          1,069,672        -          1,069,672        -          40    August, 1986 &    1986 &
    Buildings                                 5,222,517     1,243,580     6,466,097     1,145,238            December, 1987     1990

Gulf Gate Plaza
  Naples, FL
    Land                           -            277,562        -            277,562        -          28      June, 1979      1969 &
    Buildings                                 1,857,532     2,134,700     3,992,232     2,031,263                              1974

Harris Teeter
  Lexington, VA
    Land                           -            312,105        -            312,105        -          30     June, 1988 &     1981 &
    Buildings                                 1,638,552       650,000     2,288,552       484,700             June, 1989       1989

Heritage Walk
  Milledgeville, GA
    Land                           -            810,292        -            810,292        -          40     June, 1993       1991 &
    Buildings                                 7,944,260        -          7,944,260       312,856                              1992

Hoffner Plaza
  Orlando, FL
    Land                           -            185,293        -            185,293        -          28     June, 1979       1972
    Buildings                                   476,469       475,355       951,824       687,115

Lancaster Plaza
  Lancaster, SC
    Land                           -            120,790        -            120,790        -          30     April, 1986      1971
    Buildings                                   743,852       299,267     1,043,119       365,108

Lancaster Shopping Center
  Lancaster, SC
    Land                           -            338,355         -           338,355        -          30    August, 1986 &    1963 &
    Buildings                                 1,227,552        29,760     1,257,312       311,044            December, 1987     1987

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Lawrence Commons
  Lawrenceburg, TN
    Land                     $  2,772,496  $    715,653  $        829  $    716,482  $     -          40    August, 1992      1987
    Buildings                                 2,719,190        16,056     2,735,246       164,336

Litchfield Landing
  North Litchfield, SC
    Land                           -            475,000        -            475,000        -          40    August, 1986      1984
    Buildings                                 2,118,429        26,885     2,145,314       457,689

Macland Pointe
  Marietta, GA
    Land                        3,896,820     1,252,098        -          1,252,098        -          40    January, 1993     1992 &
    Buildings                                 4,317,234       544,073     4,861,307       229,819                              1993

Masonova Plaza
  Daytona Beach, FL
    Land                           -            296,643        -            296,643        -          25     June, 1979       1969
    Buildings                                 1,680,977     1,053,232     2,734,209     1,758,653

Millervillage Shopping Center
  Baton Rouge, LA
    Land                           -          1,926,535        -          1,926,535        -          40    December, 1994    1983 &
    Buildings                                 5,661,992        -          5,661,992         4,714                              1992

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                           -          3,704,368         6,757     3,711,125        -          40    August, 1992      1987
    Buildings                                 6,402,297       176,749     6,579,046       387,826

North River Village
  Ellenton, FL
    Land                           -          2,949,031        -          2,949,031        -          40   December, 1992 &   1988 &
    Buildings                                 7,150,403        10,951     7,161,354       254,251           December, 1993     1993

North Village Center
  North Myrtle Beach, SC
    Land                        2,891,504       483,400        -            483,400        -          37    August, 1986      1984
    Buildings                                 2,785,154        13,325     2,798,479       529,581

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Old Kings Commons
  Palm Coast, FL
    Land                     $     -       $  1,491,458  $     -       $  1,491,458  $     -          40      May, 1988       1988
    Buildings                                 4,474,372       116,376     4,590,748       772,796

Palm Gardens
  Largo, FL
    Land                           -             98,279        -             98,279        -          26      June, 1979      1970 &
    Buildings                                   657,716     1,266,417     1,924,133       641,422                              1993

Parkmore Plaza
  Milton, FL
    Land                           -          1,789,806         8,141     1,797,947        -          40   December, 1992     1986 &
    Buildings                                 6,419,777        42,683     6,462,460       326,553                              1992

Paulding Commons
  Dallas, GA
    Land                        8,818,984     2,312,372         2,687     2,315,059        -          40   August, 1992       1991
    Buildings                                10,606,781        28,274    10,635,055       641,662

Pensacola Plaza
  Pensacola, FL
    Land                        1,750,000       130,688        -            130,688        -          30    July, 1986        1985
    Buildings                                 2,392,249       121,642     2,513,890       713,615

Pinhook Plaza
  Lafayette, LA
    Land                        7,585,167     2,768,151        -          2,768,151        -          40   December, 1994     1979 &
    Buildings                                 8,304,453        -          8,304,453         5,664                              1992

Plaza Acadienne
  Eunice, LA
    Land                        2,457,481        -             -             -             -          40   December, 1994     1980
    Buildings                                 2,917,925        -          2,917,925         1,950

Plaza North
  Hendersonville, NC
    Land                           -            657,797           770       658,567        -          40    August, 1992      1986
    Buildings                                 1,795,992         4,685     1,800,677       108,552

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Providence Square
  Charlotte, NC
    Land                     $     -       $    450,000  $        300  $    450,300  $     -          35   December, 1971     1973
    Buildings                                 1,895,606     1,850,822     3,746,428     2,161,028

Riverview Shopping Center
  Durham, NC
    Land                           -            400,000           322       400,322        -          35     March, 1972      1973
    Buildings                                 1,476,500     4,126,211     5,602,711     1,518,664

Scottsville Square
  Bowling Green, KY
    Land                           -            653,010           765       653,775        -          40    August, 1992      1986
    Buildings                                 1,782,340         2,089     1,784,429       107,711

Seven Hills
  Spring Hill, FL
    Land                        3,800,000     1,903,090        -          1,903,090        -          40      July, 1993      1991
    Buildings                                 2,976,628        15,049     2,991,677       108,518

Shelby Plaza
  Shelby, NC
    Land                           -             -             -             -             -          30      April, 1986     1972
    Buildings                                   937,483       165,743     1,103,226       353,274

Sherwood South
  Baton Rouge, LA
    Land                           -            496,174        -            496,174        -          40   December, 1994 1972, 1988
    Buildings                                 1,488,521        -          1,488,521         1,415                           & 1992

Siegen Village
  Baton Rouge, LA
    Land                           -          2,375,168        -          2,375,168        -          40     December, 1994    1988
    Buildings                                 4,302,715        -          4,302,715           931

Smyrna Village
  Smyrna, TN
    Land                        4,213,514       968,358        20,601       988,959        -          40     August, 1992      1992
    Buildings                                 4,743,708       109,899     4,853,607       293,409

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Smyth Valley Crossing
  Marion, VA
    Land                     $     -       $  1,687,013  $      6,523  $  1,693,536  $     -          40    December, 1992     1989
    Buildings                                 5,211,299        89,249     5,300,548       270,444

South Beach Regional
  Jacksonville Beach, FL
    Land                       15,569,828     3,972,815        19,710     3,992,525        -          40     August, 1992     1990 &
    Buildings                                17,115,106       701,610    17,816,716     1,066,090                              1991

Spalding Village
  Griffin, GA
    Land                       12,413,464     2,813,854         3,281     2,817,135        -          40     August, 1992      1989
    Buildings                                12,470,446        29,965    12,500,411       755,647

Stadium Plaza
  Phenix City, AL
    Land                        3,850,000     1,828,942         2,130     1,831,072        -          40     August, 1992      1988
    Buildings                                 2,614,155        13,299     2,627,454       159,355

Stanley Market Place
  Stanley, NC
    Land                           -            198,103        -            198,103        -          35    January, 1992     1980 &
    Buildings                                 1,602,832        -          1,602,832       116,900                              1991

Taylorsville Shopping Center
  Taylorsville, NC
    Land                           -             89,689        -             89,689        -          40   August, 1986 &     1982 &
    Buildings                                 1,443,704     1,078,766     2,522,470       459,485           December, 1988     1988

Thomasville Commons
  Thomasville, NC
    Land                        5,626,354       963,333        -            963,333        -          40    August, 1992       1991
    Buildings                                 6,183,052        26,576     6,209,628       378,009

Union Plaza
  Union, SC
    Land                           -             18,154        -             18,154        -          30     April, 1986       1967
    Buildings                                   140,468        69,129       209,597        95,467

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
University Center
  Greenville, NC
    Land                     $     -       $    750,000  $     -       $    750,000  $     -          40   December, 1989      1989
    Buildings                                 3,159,065        28,382     3,187,447       404,320

Valley West Mall
  Glendale, AZ
    Land                           -          1,500,000        -          1,500,000        -          30     March, 1986       1973
    Buildings                                 5,801,772     2,905,826     8,707,598     4,401,486

Venice Plaza
  Venice, FL
    Land                          108,339       333,127        -            333,127        -          27     June, 1979       1971 &
    Buildings                                 1,887,721       582,501     2,470,222     1,340,698                              1979

Village at Northshore
  Slidell, LA
    Land                        5,837,763     2,065,633        -          2,065,633        -          40   December, 1994     1988 &
    Buildings                                 6,196,900        -          6,196,900         4,171                              1993

Waterlick Plaza
  Lynchburg, VA
    Land                           -          1,071,000        -          1,071,000        -          40    October, 1989     1973 &
    Buildings                                 5,091,222        92,702     5,183,924       688,322                              1988

Watson Central
  Warner Robins, GA
    Land                           -          1,640,541        12,478     1,653,019        -          40  December, 1992 &    1989 &
    Buildings                                11,288,357        82,921    11,371,278       531,188          October, 1993       1993

Wesley Chapel Crossing
  Decatur, GA
    Land                           -          3,822,875         9,154     3,832,029        -          40   December, 1992     1989
    Buildings                                 7,020,873        40,812     7,061,686       356,807

West Gate Plaza
  Mobile, AL
    Land                           -            475,270        -            475,270        -          25     June, 1974 &     1974
    Buildings                                 1,401,087       481,190     1,882,277       614,377           January, 1985

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close    Buildings    Date       Year
       Description       Encumbrances       Company      Acquisition   Close of Year    of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Westgate Square
  Sunrise, FL
    Land                     $     -       $  2,238,886  $     -       $  2,238,886  $     -          40      June, 1994      1984 &
    Buildings                                 6,839,969        -          6,839,969        85,494                              1988

West Towne Square
  Rome, GA
    Land                           -            324,800        -            324,800        -          40      April, 1990     1988
    Buildings                                 5,580,776        82,989     5,663,765       669,731

Willowdaile Shopping Center
  Durham, NC
    Land                           -            936,977        -            936,977        -          40    August, 1986 &    1986
    Buildings                                 7,351,612       284,538     7,636,150     1,452,600            December, 1987

Winnsboro Plaza
  Winnsboro, SC
    Land                           -             60,574        -             60,574        -          30     April, 1986      1973
    Buildings                                   463,641        90,335       553,976       172,581

Whitehall Kent Apartments
  Kent, OH
    Land                           -            136,404       117,938       254,342        -          29      June, 1979      1968
    Buildings                                 2,136,996     1,163,947     3,300,943     1,986,550

Industrial Buildings
  Charlotte, NC - Industrial
    Land                           -            143,160       178,188       321,348        -          14      June, 1979      1956 &
    Buildings                                 2,170,057       472,435     2,642,492     2,642,492                              1963

Plasti-Kote
  Medina, OH - Industrial
    Land                           -             81,390        -             81,390        -          14      June, 1979      1961 &
    Buildings                                   346,979        54,570       401,549       401,549                              1966

Lawrence County
  Shopping Center
    Sybene, OH
      Land                         -            435,994        -            435,994        -                  May, 1971       1971

IRT PROPERTY COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994                                                    SCHEDULE XI

                                                                                                    Estimated
                                                             Costs      Gross Amount   Accumulated    Useful
                                            Initial      Capitalized      at Which    Depreciation   Life of
                                            Cost to     Subsequent to    Carried at    at Close     Buildings    Date      Year
     Description        Encumbrances       Company      Acquisition    Close of Year   of Year      (Years)   Acquired  Completed
       -----------       ------------       -------      -----------   -------------  ------------  ---------  --------  ---------
Grand Marche
  Shopping Center
    Lafayette, LA
      Land                   $     -       $    250,000  $        500  $    250,500  $     -              September, 1972     1969

Manatee County
  Shopping Center
    Bradenton, FL
      Land                         -            241,798        -            241,798        -                  May, 1971       1971

                             ------------  ------------  ------------  ------------  ------------

                             $103,880,141  $416,280,016  $ 26,362,689  $442,642,705  $ 41,677,722
                             ============  ============  ============  ============  ============

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


NOTE:

Real estate activity is summarized as follows:

                                                   Year Ended December 31,
                                          ----------------------------------------
                                              1994          1993          1992
                                              ----          ----          ----
RENTAL PROPERTIES:

Cost -
  Balance at beginning of year            $331,012,764  $300,285,526  $184,018,854

  Acquisitions and improvements            115,813,729    37,157,578   178,208,499

  Retirements                                    -             -             -

  Reduction in carrying value               (3,878,754)        -        (3,565,311)
                                          ------------  ------------  ------------

                                           442,947,739   337,443,104   358,662,042

  Cost of properties sold                     (305,034)   (6,430,340)  (58,376,516)
                                          ------------  ------------  ------------

    Balance at end of year                $442,642,705  $331,012,764  $300,285,526
                                          ============  ============  ============



Accumulated depreciation -
  Balance at beginning of year            $ 33,463,530  $ 29,002,538  $ 32,412,968

  Depreciation                               8,214,192     7,668,797     6,201,949

  Retirements                                    -             -             -
                                          ------------  ------------  ------------

                                            41,677,722    36,671,335    38,614,917

  Accumulated depreciation related to
    rental properties sold                       -        (3,207,805)   (9,612,379)
                                          ------------  ------------  ------------

    Balance at end of year                $ 41,677,722  $ 33,463,530  $ 29,002,538
                                          ============  ============  ============


IRT PROPERTY COMPANY                                                SCHEDULE XII
MORTGAGE LOANS ON REAL ESTATE
December 31, 1994

                                                                                                                         Principal
                                                                                                                         Amount of
                                                                                                          Face Amount  Loans Subject
                                                                       Final       Periodic               and Carrying to Delinquent
                           Type of          Type of      Interest     Maturity      Payment                 Amount of    Principal
Location of Property        Loan           Property       Rate          Date         Terms    Prior Liens  Mortgages   or Interest
- --------------------    --------------   --------------  --------   ------------   ---------  -----------  ---------- -------------
                                                        (See Notes)               (See Notes)

Augusta, GA             First Mortgage   Shopping Center   10.25%    August, 1998     (1)     $    -         $3,245,122        -


Lauderdale Lakes, FL    First Mortgage     Condominiums    10.00%      May, 2009      (2)          -            145,369        -


Nashville, TN           First Mortgage     Condominiums     8.63% -    2006-2007      (2)          -             40,504        -
                         Participation                     12.38%

Montgomery, AL          Wrap-Around         Apartments        (3)   September, 2001   (3)          -          5,194,228        -


                                                                                              ------------   ----------

                                                                                                   -          8,625,223

                                           Less interest discounts and negative goodwill           -           (333,080)
                                                                                              -----------    ----------

                                                                                              $              $8,292,143
                                                                                              ===========    ==========


NOTES:

(1) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity August 1, 1998.

(2)  Monthly payments include principal and interest.

(3) Modified effective, December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively, requiring monthly payments of $45,382 of principal and interest for the remaining term, with a balloon payment at maturity. Additional interest at an annual rate of 1% accrues for the periods September 1, 1984 through August 31, 1989 and September 1, 1991 through August 31, 2001 and is payable at maturity or on sale of the property. In addition, the Company has agreed to fund additional principal of up to $260,000 under this mortgage to make certain capital improvements. This wrap-around mortgage is subject to two first mortgages having an aggregate balance of $1,134,260 as of December 31, 1994.

IRT PROPERTY COMPANY                                               SCHEDULE XII
MORTGAGE LOANS ON REAL ESTATE
December 31, 1994





Mortgage loan activity is summarized as follows:

                                                     Year End December 31,
                                          ----------------------------------------
                                              1994          1993          1992
                                              ----          ----          ----
Balance at beginning of year              $8,392,959    $12,528,542   $19,253,499

New mortgage loans                            -               -            -

Additions to mortgage loans                   -               -            -

Amortization of interest discounts,
  negative goodwill and commitment fees        7,076          93,801      398,370

Collections of principal                    (107,892)     (4,229,384)  (7,123,327)
                                          ----------    ------------  -----------

Balance at end of year                    $8,292,143    $  8,392,959  $12,528,542
                                          ==========    ============  ===========


Item 9.  Disagreements on Accounting and Financial Disclosure.


     Not applicable.

                                    PART III



     The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A, pursuant to General Instruction G(3) to the Report of Form 10-K.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Financial Statements and Schedules. Included in Part II of this Report are the following:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 1994 and 1993

     Consolidated Statements of Earnings for the Years Ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements

     Schedule XI  - Real Estate and Accumulated Depreciation

     Schedule XII - Mortgage Loans on Real Estate

     Exhibits.

     (3)(a) The Company's Articles of Incorporation, as amended, were filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-65604) dated July 6, 1993, to which reference is hereby made.

     (3)(b) The Company's By-Laws, including amendment to Article VII of the By-Laws, were filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33-65604) dated July 6, 1993, to which reference is hereby made.

     (4)(a) The Indenture dated August 15, 1993 between the Company and Trust Company Bank, as Trustee, relating to the 7.3% Convertible Subordinated Debentures due August 15, 2003 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, to which reference is hereby made.

     (4)(b) The form of 7.3% Convertible Subordinated Debenture was included in (4)(a) above.

     (10)(a) The Deferred Compensation Agreement between the Company and Donald W. MacLeod was filed as an exhibit to the Company's Registration Statement on Form S-2 (No. 2-88716) dated January 4, 1984, to which reference is hereby made.

     (10)(b) The Company's 1989 Stock Option Plan was filed as an exhibit to the Company's Form 8-K dated March 22, 1989, to which reference is hereby made.

     (10)(c) Amendment No. 1 to the Company's 1989 Stock Option Plan was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, to which reference is hereby made.

     (10)(d) The Company's Key Employee Stock Option Plan was filed as an exhibit to the Company's Registration Statement on Form S-2 (No. 2-88716) dated January 4, 1984, to which reference is hereby made.

     (10)(e) The Company's amended and restated revolving term loan agreement dated July 31, 1992 was filed as Exhibit (10)(e) to the Company's Form 10-K for the year ended December 31, 1992, to which reference is hereby made. The Company's revolving term loan agreement dated November 1, 1990 was filed as Exhibit (10)(e) to the Company's Form 10-K for the year ended December 31, 1990, to which reference is hereby made.

     (10)(f) The Real Property Purchase Agreement and first amendment thereto dated June 23, 1992 relative to the Company's acquisition of the ten Sofran Centers was filed as an exhibit to the Company's report on Form 8-K dated August 12, 1992 (date of event reported, July 31, 1992), to which reference is hereby made.

     (10)(g) Form of Agreement for the Sale and Purchase of Property dated October 30, 1992 and the letter amendment thereto dated November 19, 1992 relative to the Company's acquisition of the seven Dreyfus Centers was filed as an exhibit to the Company's report on Form 8-K dated January 6, 1993 (date of event reported, December 23, 1992), to which reference is hereby made.

     (10)(h) The letter agreement dated December 23, 1992 between the IBM Retirement Plan Trust Fund and its seven wholly-owned subsidiaries and the Company was filed as an exhibit to the Company's report on Form 8-K dated January 6, 1993 (date of event reported, December 23, 1992), to which reference is hereby made.
                                      66

     (10)(i) The letter agreement dated July 29, 1993 between the IBM Retirement Plan Trust Fund and its seven wholly-owned subsidiaries and the Company was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, to which reference is hereby made.

     (22) The Company has two subsidiaries, IRT Management Company ("IRTMC") and VW Mall, Inc. ("VWM"), Georgia corporations which are wholly owned by the Company. IRTMC was formed in 1990 and VWM in 1994.

     (23) Consent of Arthur Andersen & Co. to the incorporation of their report included in this Form 10-K in the Company's previously filed Registration Statements File Nos. 33-65604, 33-66780, 33-51238, 33-59938, 33-64628 and 33-64741.

     (27)      Financial Data Schedule (for S.E.C. use only)

     Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated January 5, 1995 (date of event reported, December 21, 1994), as amended under Form 8-K/A dated January 20, 1995, reporting under Items 2 and 7, the acquisition of thirteen centers, eleven as of December 21, 1994 and two as of January 6, 1995, which Form 8-K as amended is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     February 21, 1995             IRT PROPERTY COMPANY

                                   By:  /s/ Donald W. MacLeod
                                        --------------------------
                                            Donald W. MacLeod
                                            Chairman and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald W. MacLeod         Chairman of the         February 21, 1995
- ------------------------      Board, President and
    Donald W. MacLeod         Director (Principal
                              Executive Officer)


/s/ Mary M. Thomas            Executive Vice          February 21, 1995
- ------------------------      President, Chief
    Mary M. Thomas            Financial Officer
                              and Director (Principal
                              Financial & Accounting
                              Officer)


/s/ Homer B. Gibbs, Jr.       Director                February 21, 1995
- -------------------------
    Homer B. Gibbs, Jr.

/s/ Samuel W. Kendrick        Director                February 21, 1995
- -------------------------
    Samuel W. Kendrick

/s/ Thomas H. McAuley         Director                February 21, 1995
- -------------------------
    Thomas H. McAuley

/s/ Bruce A. Morrice          Director                February 21, 1995
- -------------------------
    Bruce A. Morrice

/s/ James H. Nobil            Director                February 21, 1995
- -------------------------
    James H. Nobil

/s/ Louis P. Wolfort          Director                February 21, 1995
- -------------------------
    Louis P. Wolfort