Form 10-Q
period 1995-03-31
IRT PROPERTY CO
filed 1995-05-09
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended     March 31, 1995
                                           -----------------------

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From            to
                                          ------------  -----------

       Commission File Number                                      1-7859
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at May 9, 1995
          --------------------------         --------------------------
          Common Stock, $1 Par Value              25,582,144 Shares

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                      March 31,                 December 31,
                                                                        1995                        1994
                                                                    -------------               ------------
                                                                     (Unaudited)
 ASSETS

 Real estate investments:

   Rental properties, at cost                                        $450,703,562               $442,642,705
   Accumulated depreciation                                           (44,264,563)               (41,677,722)
                                                                      -----------                -----------

                                                                      406,438,999                400,964,983

   Net investment in direct financing
         leases                                                         9,234,480                  9,295,880
   Mortgage loans, net of interest
         discounts of $300,014 in 1995 and
         $311,033 in 1994                                               8,358,648                  8,292,143
                                                                      -----------                -----------
       Net real estate investments                                    424,032,127                418,553,006

 Cash and cash equivalents                                              5,856,264                  1,841,388
 Accrued interest receivable                                              490,002                    544,712
 Prepaid expenses and other assets                                      6,803,816                  7,640,249
                                                                      -----------                -----------

                                                                     $437,182,209               $428,579,355
                                                                      ===========                ===========
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:

   Mortgage notes payable plus net
         interest premium of $151,116 in
         1995 and $92,683 in 1994                                    $107,168,478               $105,107,084
   7.3% convertible subordinated
         debentures due August 15, 2003                                84,905,000                 86,250,000
   Indebtedness to bank                                                33,000,000                 26,000,000
   Accrued interest on debentures                                         791,976                  2,378,583
   Accrued expenses and other
         liabilities                                                    6,718,948                  4,726,224
   Deferred income taxes                                                1,079,000                  1,079,000
                                                                      -----------                -----------

       Total liabilities                                              233,663,402                225,540,891
                                                                      -----------                -----------

 Commitments and Contingencies (Note 6)

 Shareholders' Equity:
   Common stock, $1 par value,
          authorized 75,000,000 shares;
          25,577,946 shares issued and
          outstanding in 1995 and 25,420,747
          shares in 1994                                               25,577,946                 25,420,747
   Additional paid-in capital                                         199,430,289                197,937,465
   Cumulative distributions in excess
          of net earnings                                             (21,489,428)               (20,319,748)
                                                                      -----------                -----------

       Total shareholders' equity                                     203,518,807                203,038,464
                                                                      -----------                -----------

                                                                     $437,182,209               $428,579,355
                                                                      ===========                ===========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)



                                                                              1995                  1994
                                                                              ----                  ----
 Revenues:
   Income from rental properties                                          $14,472,991            $10,646,645
   Interest                                                                   222,720                857,844
   Interest on direct financing leases                                        584,596                534,310
                                                                           ----------             ----------

                                                                           15,280,307             12,038,799
                                                                           ----------             ----------
 Expenses:
   Operating expenses of real estate
    investments                                                             3,116,001              2,407,360
   Interest on mortgages                                                    2,382,034              2,182,824
   Interest on debentures                                                   1,561,517              1,571,413
   Interest on indebtedness to bank                                           525,468                 23,991
   Depreciation                                                             2,586,841              1,975,683
   Amortization of debt costs                                                 110,951                111,096
   General & administrative                                                   801,274                634,501
                                                                           ----------             ----------

                                                                           11,084,086              8,906,868
                                                                           ----------             ----------

       Earnings from operations                                             4,196,221              3,131,931

   Loss on sales of properties                                                (16,673)                -
                                                                           ----------             ----------

       Net earnings                                                       $ 4,179,548            $ 3,131,931
                                                                           ==========             ==========


 Per Share:
   Earnings from operations                                               $      0.16            $      0.12
   Loss on sales of properties                                                 -                      -
                                                                           ----------             ----------
   Net earnings                                                           $      0.16            $      0.12
                                                                           ==========             ==========


 Weighted average number of shares
  outstanding                                                              25,475,205             25,297,019
                                                                           ==========             ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)





                                                             Additional        Distributions           Total
                                            Common            Paid-In          in Excess of        Shareholders'
                                            Stock             Capital          Net Earnings           Equity
                                            ------           ----------        -------------       -------------
 Balance at December 31, 1993              $25,288,624       $196,793,150        $(11,746,607)        $210,335,167

 Net earnings for period                        -                  -                3,131,931            3,131,931

 Cash dividends paid -
   $.21 per share                               -                  -               (5,310,611)          (5,310,611)

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                    21,093            196,981              -                   218,074

 Exercise of Incentive Stock
   Options, net                                    610               (519)             -                        91

 Issuance of shares for the
   acquisition of properties                    11,162            109,946              -                   121,108
                                            ----------        -----------         -----------          -----------


 Balance at March 31, 1994                 $25,321,489       $197,099,558        $(13,925,287)        $208,495,760
                                            ==========        ===========         ===========          ===========


 Balance at December 31, 1994              $25,420,747       $197,937,465        $(20,319,748)        $203,038,464

 Net earnings for period                        -                  -                4,179,548            4,179,548

 Cash dividends paid -
   $.21 per share                               -                  -               (5,349,228)          (5,349,228)

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                    30,323            251,940              -                   282,263

 Conversion of debentures,
   net                                         119,554          1,175,718              -                 1,295,272

 Issuance of shares for the
   acquisition of properties                     7,322             65,166              -                    72,488
                                            ----------        -----------         -----------          -----------


 Balance at March 31, 1995                 $25,577,946       $199,430,289        $(21,489,428)        $203,518,807
                                            ==========        ===========         ===========          ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)



                                                                                      1995                   1994
                                                                                      ----                   ----
 Cash flows from operating activities:
   Net earnings                                                                   $ 4,179,548             $ 3,131,931
   Adjustments to reconcile earnings to net cash from
     operating activities:
       Depreciation                                                                 2,586,841               1,975,683
       Loss on sales of properties                                                     16,673                   -
       Amortization of debt costs                                                     110,951                 111,096
       Recovery of investment in direct
        financing leases                                                               61,400                  43,102
                                                                                   ----------              ----------

                                                                                    6,955,413               5,261,812

       Changes in accrued assets and liabilities:
         Decrease in accrued interest on debentures                                (1,586,607)             (1,311,719)
         Decrease in interest receivable, prepaid
          expenses and other assets                                                   730,479                 482,960
         Increase in accrued expenses and other
           liabilities                                                              2,004,103                 604,361
                                                                                   ----------              ----------


       Net cash flows from operating activities                                     8,103,388               5,037,414
                                                                                   ----------              ----------

 Cash flows from (used in) investing activities:
   Proceeds from sales of properties, net                                             308,327                   -
   Additions to real estate investments, net -
     Acquisitions, expansions and renovations                                      (5,701,268)               (144,397)
     Improvements                                                                    (159,135)               (190,030)
   Collections of mortgage loans, net                                                  11,562                  33,799
   Additions to mortgage loans                                                        (78,067)                  -
                                                                                   ----------              ----------

       Net cash flows used in investing activities                                 (5,618,581)               (300,628)
                                                                                   ----------              ----------

 Cash flows from (used in) financing activities:
   Cash dividends paid, net                                                        (5,066,965)             (5,092,537)
   Cash in lieu of fractional shares on conversion of
    debentures                                                                            (15)                  -
   Exercise of Incentive Stock Options, net                                             -                          91
   Amortization of mortgage notes payable, net                                       (402,951)               (332,565)
   Repayment of mortgage notes payable, net                                             -                    (130,000)
   Increase in bank indebtedness, net                                               7,000,000                   -
                                                                                   ----------              ----------

       Net cash flows from (used in) financing
        activities                                                                  1,530,069              (5,555,011)
                                                                                   ----------              ----------


 Net increase (decrease) in cash and cash equivalents                               4,014,876                (818,225)

 Cash and cash equivalents at beginning of period                                   1,841,388              78,629,700
                                                                                   ----------              ----------

 Cash and cash equivalents at end of period                                       $ 5,856,264             $77,811,475
                                                                                   ==========              ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                             1995                   1994
                                                                             ----                   ----
 Supplemental disclosures of cash flow
 information:
 -------------------------------------

 Cash paid during the period for interest related to:

     Mortgage notes payable                                                $ 2,363,955           $2,234,936

     Convertible subordinated debentures                                     3,148,124            2,885,782


     Indebtedness to bank, net of $30,089
       capitalized                                                             508,599               24,524
                                                                            ----------            ---------

         Total cash paid during the period
           for interest                                                    $ 6,020,678           $5,145,242
                                                                            ==========            =========



 Supplemental schedule of noncash investing
 and financing activities:
 ------------------------------------------

 Acquisitions:

   Cost of acquisitions, expansions and
     renovations                                                           $ 8,238,101           $  265,505

   Additions to mortgage notes payable -
     Assumed, including interest premium at
     date of acquisition of $80,890                                         (2,464,345)              -

   Issuance of common stock                                                    (72,488)            (121,108)
                                                                            ----------            ---------


       Cash paid for acquisitions, expansions
         and renovations of real estate
         investments                                                       $ 5,701,268           $  144,397
                                                                            ==========            =========


 Conversion of debentures:

   Debentures converted                                                    $ 1,345,000           $   -
   Associated unamortized debenture costs                                      (49,713)              -

   Equity issued on conversion                                              (1,295,272)              -
                                                                            ----------            ---------

       Cash paid in lieu of fractional shares                              $        15           $   -
                                                                            ==========            =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                              March 31, 1995 and 1994


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1994. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 1995 and 1994 have been recorded.

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

4.       Purchase of Rental Properties

         On January 6, 1995, the Company acquired two shopping centers in Slidell and Galliano, Louisiana. The cost to the Company aggregated $6,901,000, consisting of the initial purchase price of $6,658,000, $162,000 of acquisition costs and an $80,890 premium recorded on the valuation of the mortgage debt assumed. This acquisition was funded by the assumption of the $2,383,000 existing mortgage debt and cash of $4,437,000. These two centers were part of a package of 13 centers, 11 of which were acquired on December 21, 1994.

5.       Loss on Sales of Properties

         On February 27, 1995, the Company sold a parcel of land totaling 1.03 acres at its Siegen Village Shopping Center in Baton Rouge, Louisiana for a total sales price of $325,000 and recognized a loss of approximately $16,700 for financial reporting purposes.

6.       Commitments and Contingencies

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

         The Sofran holdback, which expired in January 1995, contained a total of 169,290 shares. Over the term of this holdback, 9,182 shares were earned by and issued to the sellers and the remaining 160,108 shares were forfeited.

         The Dreyfus holdback, which expires in December 1995, contained a total of 121,472 shares. For the period December 23, 1992 through March 31, 1995, the number of shares available to the sellers was reduced by 34,332 shares and the Company issued 70,545 shares to the sellers, leaving a balance of 16,595 holdback shares.

         The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers are entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares may be extinguished at the close of the periods. The Company paid no dividend equivalents during the first three months of 1995 and $10,409 of dividend equivalents during the first three months of 1994 to the sellers of the Sofran centers. Also, the Company paid dividend equivalents of $4,653 and $15,858 during the first quarter of 1995 and 1994, respectively, to the sellers of the Dreyfus centers. These payments are considered part of the cost of acquisition on the respective payment dates.

         Additionally, the seller of one of the IBM/Dreyfus centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through March 31, 1995, 35,032 shares held as collateral were released to the seller and 7,593 shares were retired, leaving a balance of 72,718 shares.

         The Company has agreed to fund up to $260,000 under its mortgage loan investment secured by Spanish Quarter Apartments for capital improvements. Approximately $78,000 of this amount has been funded as of March 31, 1995.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

         Material Changes in Financial Condition. During the first quarter of 1995, the Company borrowed $7,000,000 under its revolving term loan and received cash proceeds of approximately $308,000 on the sale of a parcel of land at its Siegen Village Shopping Center. It utilized funds of a) $6,820,000 for the acquisition of two shopping center investments, consisting of cash of approximately $4,437,000 and mortgage debt of approximately $2,383,000 secured by one of the centers and b) $1,260,000 to fund expansion or redevelopment costs of six existing investments. Additionally, $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share.

         There were no material changes in the Company's financial condition during the first quarter of 1994.

         Material Changes in Results of Operations. The Company's 1994 property acquisitions, expansions and redevelopments resulted in increases in income from rental properties, operating expenses of real estate investments, interest on mortgages and depreciation during the first quarter of 1995. The increase in interest expense on mortgages was partially offset by the refinancing of one mortgage note payable in February 1994 which reduced the interest rate from 12.625% to 8.125% and the purchase of the 9.5% mortgage secured by Valley West Mall in June 1994.

         The decrease in interest income during the quarter ended March 31, 1995 was primarily the result of the investment of the remaining proceeds of the Company's 1993 public offerings in December 1994. During the first quarter of 1994, the Company earned approximately $635,000 on short-term money-market investments.

         During the first quarter of 1995, the Company received percentage rentals totaling $347,000 from its four Wal-Mart investments accounted for as direct financing leases, an increase of approximately $55,000 over that received in 1994.

         The Company had no borrowings under its bank credit facility during the three months ended March 31, 1994, but had average borrowings of approximately $24,750,000 during the comparable period in 1995. This resulted in increased interest expense on bank debt for the first quarter of 1995.

         The increase in general and administrative expenses in 1995 was primarily due to the costs of increased administrative and property management personnel as well as increased shareholder relations costs, professional services, and state franchise taxes.

         Funds from Operations. Funds from operations is defined as net cash flows from operating activities before changes in accrued assets and liabilities. Funds from operations totaled $6,955,413 and $5,261,812 for the three-month periods ended March 31, 1995 and 1994, respectively. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         During the first quarter of 1994, the Company had an average of approximately $79,000,000 of the proceeds of the August 1993 equity and debt offerings invested in short-term money market investments earning an average interest rate of approximately 3.2%. This resulted in temporary dilution in results of operations in 1994.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 ( 3) The Company's By-Laws, including amendments to Articles II and VII of the By-Laws.

                 (27)     Financial Data Schedule (for S.E.C. use only).

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated January 5, 1995 (date of event reported, December 21, 1994), as amended under Forms 8-K/A dated January 20, 1995 and March 1, 1995, reporting under Items 2 and 7, the acquisition of thirteen centers, eleven on December 21, 1994 and two on January 6, 1995, which Form 8-K, as amended, is incorporated herein by reference.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                           IRT PROPERTY COMPANY


Date: May 9, 1995                          /s/ Donald W. Macleod
      -----------                          --------------------------
                                           Donald W. MacLeod
                                           Chairman & President


Date: May 9, 1995                          /s/ Mary M. Thomas
      -----------                          --------------------------
                                           Mary M. Thomas
                                           Executive Vice President &
                                           Chief Financial Officer