Form 10-Q
period 1995-06-30
IRT PROPERTY CO
filed 1995-08-04
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended        June 30, 1995
                                            ---------------------------
                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From             to
                                            -----------    ------------

Commission File Number                                                    1-7859
- --------------------------------------------------------------------------------

                             IRT PROPERTY COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                    58-1366611
- --------------------------------             -----------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                                   30339
- --------------------------------             -----------------------------------
     (Address of principal                              (Zip Code)
       executive offices)

                                (404) 955-4406
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at August 4, 1995
- --------------------------                     -----------------------------
Common Stock, $1 Par Value                           25,611,633 Shares

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                 December 31,
                                                                         1995                       1994
                                                                     ------------               ------------
                                                                     (Unaudited)
 ASSETS

 Real estate investments:

   Rental properties, at cost                                        $451,039,423               $442,642,705
   Accumulated depreciation                                           (46,562,903)               (41,677,722)
                                                                     ------------               ------------

                                                                      404,476,520                400,964,983

   Net investment in direct financing
     leases                                                             9,182,852                  9,295,880
   Mortgage loans, net of interest
     discounts of $288,995 in 1995 and
     $311,033 in 1994                                                   8,413,974                  8,292,143
                                                                     ------------               ------------

       Net real estate investments                                    422,073,346                418,553,006

 Cash and cash equivalents                                              4,285,929                  1,841,388
 Accrued interest receivable                                              466,295                    544,712
 Prepaid expenses and other assets                                      7,051,263                  7,640,249
                                                                     ------------               ------------

                                                                     $433,876,833               $428,579,355
                                                                     ============               ============
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:

   Mortgage notes payable plus net
     interest premium of $126,235 in
     1995 and $92,683 in 1994                                        $103,510,712               $105,107,084
   7.3% convertible subordinated
     debentures due August 15, 2003                                    84,905,000                 86,250,000
   Indebtedness to bank                                                33,000,000                 26,000,000
   Accrued interest on debentures                                       2,341,491                  2,378,583
   Accrued expenses and other
     liabilities                                                        7,132,739                  4,726,224
   Deferred income taxes                                                1,079,000                  1,079,000
                                                                     ------------               ------------

       Total liabilities                                              231,968,942                225,540,891
                                                                     ------------               ------------

 Commitments and Contingencies (Note 6)

 Shareholders' Equity:
   Common stock, $1 par value,
     authorized 75,000,000 shares;
     25,611,633 shares issued and
     outstanding in 1995 and 25,420,747
     shares in 1994                                                    25,611,633                 25,420,747
   Additional paid-in capital                                         199,708,899                197,937,465
   Cumulative distributions in excess
     of net earnings                                                  (23,412,641)               (20,319,748)
                                                                     ------------               ------------

       Total shareholders' equity                                     201,907,891                203,038,464
                                                                     ------------               ------------

                                                                     $433,876,833               $428,579,355
                                                                     ============               ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   For the Three- and Six-Month Periods Ended
                             June 30, 1995 and 1994
                                  (Unaudited)

                                              Three Months Ended                    Six Months Ended
                                                   June 30,                              June 30,
                                            ----------------------               -----------------------
                                            1995              1994               1995               1994
                                            ----              ----               ----               ----
 Revenues:
   Income from rental
     properties                          $14,377,976       $10,636,629        $28,850,967        $21,283,274
   Interest                                  223,645           877,673            446,365          1,735,517
   Interest on direct
     financing leases                        235,944           240,912            820,540            775,222
                                         -----------       -----------        -----------        -----------

                                          14,837,565        11,755,214         30,117,872         23,794,013
                                         -----------       -----------        -----------        -----------

 Expenses:
   Operating expenses of
     real estate
     investments                           3,107,654         2,448,657          6,223,655          4,856,017
   Interest on mortgages                   2,333,032         2,085,999          4,715,066          4,268,823
   Interest on debentures                  1,549,515         1,562,630          3,111,032          3,134,043
   Interest on
     indebtedness to bank                    534,704            24,257          1,060,172             48,248
   Depreciation                            2,580,316         1,975,698          5,167,157          3,951,381
   Amortization of debt
     costs                                   110,310           111,786            221,261            222,882
   General &
     administrative                          731,173           657,417          1,532,447          1,291,918
                                         -----------       -----------        -----------        -----------

                                          10,946,704         8,866,444         22,030,790         17,773,312
                                         -----------       -----------        -----------        -----------
       Earnings from
         operations                        3,890,861         2,888,770          8,087,082          6,020,701
 Capital loss                                (58,084)      (3,685,454)            (74,757)        (3,685,454)
                                         -----------       -----------        -----------        -----------

       Earnings before
         extraordinary
         item                              3,832,777         (796,684)          8,012,325          2,335,247

 Extraordinary item -
   Gain on extinguishment
     of debt                                  -              3,748,095             -               3,748,095
                                         -----------       -----------        -----------        -----------

       Net earnings                      $ 3,832,777      $ 2,951,411         $ 8,012,325        $ 6,083,342
                                         ===========      ===========         ===========        ===========
 Per Share:
   Earnings from
     operations                          $      0.15       $      0.12        $      0.31        $      0.24

   Capital loss                               -                  (0.15)            -                   (0.15)
                                         -----------       -----------        -----------        -----------

       Earnings before
         extraordinary
         item                                   0.15             (0.03)              0.31               0.09

   Extraordinary item                         -                   0.15             -                    0.15
                                         -----------       -----------        -----------        -----------

       Net earnings                      $      0.15       $      0.12        $      0.31        $      0.24
                                         ===========       ===========        ===========        ===========

 Weighted average number
   of shares outstanding                  25,590,389        25,332,560         25,533,116         25,314,888
                                         ===========       ===========        ===========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                                              Additional         Distributions           Total
                                             Common            Paid-In           in Excess of         Shareholders'
                                             Stock             Capital           Net Earnings            Equity
                                             ------           ----------         -------------        ------------
 Balance at December 31, 1993              $25,288,624       $196,793,150        $(11,746,607)        $210,335,167

 Net earnings for period                        -                  -                6,083,342            6,083,342

 Cash dividends paid -
   $.420 per share                              -                  -              (10,628,208)         (10,628,208)

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                    44,604            402,643              -                   447,247

 Exercise of Incentive Stock
   Options, net                                  1,010              2,131              -                     3,141

 Issuance of shares for the
   acquisition of properties                    23,324            231,566              -                   254,890
                                           -----------       ------------        ------------         ------------


 Balance at June 30, 1994                  $25,357,562       $197,429,490        $(16,291,473)        $206,495,579
                                           ===========       ============        ============         ============


 Balance at December 31, 1994              $25,420,747       $197,937,465        $(20,319,748)        $203,038,464

 Net earnings for period                        -                  -                8,012,325            8,012,325

 Cash dividends paid -
   $.435 per share                              -                  -              (11,105,218)         (11,105,218)

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                    59,812            494,812              -                   554,624

 Conversion of debentures,
   net                                         119,554          1,175,718              -                 1,295,272

 Issuance of shares for the
   acquisition of properties                    11,520            100,904              -                   112,424
                                           -----------       ------------        ------------         ------------


 Balance at June 30, 1995                  $25,611,633       $199,708,899        $(23,412,641)        $201,907,891
                                           ===========       ============        ============         ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                                      1995                   1994
                                                                                      ----                   ----
 Cash flows from operating activities:
   Net earnings                                                                   $ 8,012,325            $  6,083,342
   Adjustments to reconcile earnings to net cash from
     operating activities:
       Depreciation                                                                 5,167,157               3,951,381
       Loss on sales of properties                                                     74,757               3,685,454
       Extraordinary gain                                                               -                  (3,748,095)
       Amortization of debt costs                                                     221,261                 222,882
       Recovery of investment in direct
         financing leases                                                             113,028                  87,364
                                                                                  -----------            ------------

                                                                                   13,588,528              10,282,328
       Changes in accrued assets and liabilities:
         Increase (decrease) in accrued interest on
           debentures                                                                 (37,092)                262,343
         Decrease in interest receivable, prepaid
           expenses and other assets                                                  396,429                  22,559
         Increase in accrued expenses and other
           liabilities                                                              2,417,894               1,575,593
                                                                                  -----------            ------------

       Net cash flows from operating activities                                    16,365,759              12,142,823
                                                                                  -----------            ------------

 Cash flows from (used in) investing activities:
   Proceeds from sales of properties, net                                             811,217                   -
   Additions to real estate investments, net -
     Acquisitions, expansions and renovations                                      (6,625,621)            (26,909,520)
     Improvements                                                                    (373,657)               (345,821)
   Collections of mortgage loans, net                                                  21,236                  40,088
   Additions to mortgage loans                                                       (143,067)                  -
                                                                                  -----------            ------------

       Net cash flows used in investing activities                                 (6,309,892)            (27,215,253)
                                                                                  -----------            ------------

 Cash flows from (used in) financing activities:
   Cash dividends paid, net                                                       (10,550,594)            (10,180,961)
   Cash in lieu of fractional shares on conversion of
     debentures                                                                           (15)                  -
   Exercise of Incentive Stock Options, net                                             -                       3,141
   Amortization of mortgage notes payable, net                                       (810,717)               (692,078)
   Repayment of mortgage notes payable, net                                        (3,250,000)             (8,378,095)
   Increase in bank indebtedness, net                                               7,000,000                   -
   Extraordinary item -
     Gain on extinguishment of debt                                                     -                   3,748,095
                                                                                  -----------            ------------

       Net cash flows used in financing activities                                 (7,611,326)            (15,499,898)
                                                                                  -----------            ------------

 Net increase (decrease) in cash and cash equivalents                               2,444,541             (30,572,328)

 Cash and cash equivalents at beginning of period                                   1,841,388              78,629,700
                                                                                  -----------            ------------

 Cash and cash equivalents at end of period                                       $ 4,285,929            $ 48,057,372
                                                                                  ===========            ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                              1995                1994
                                                                              ----                ----
 Supplemental disclosures of cash flow
 information:
 -------------------------------------

 Cash paid during the period for interest related to:

     Mortgage notes payable                                                $ 4,757,981         $ 4,386,837

     Convertible subordinated debentures, net
       of $14,082 capitalized in 1994                                        3,148,124           2,885,782

     Indebtedness to bank, net of $73,122
       capitalized in 1995                                                     701,575              48,515
                                                                           -----------         -----------

         Total cash paid during the period
           for interest                                                    $ 8,607,680         $ 7,321,134
                                                                           ===========         ===========


 Supplemental schedule of noncash investing
 and financing activities:
 ------------------------------------------

 Acquisitions:

   Cost of acquisitions, expansions and
     renovations                                                           $ 9,202,390         $27,164,410

   Additions to mortgage notes payable -
     Assumed, including interest premium at
       date of acquisition of $80,890                                       (2,464,345)              -

   Issuance of common stock                                                   (112,424)           (254,890)
                                                                           -----------         -----------

       Cash paid for acquisitions, expansions
         and renovations of real estate
         investments                                                       $ 6,625,621         $26,909,520
                                                                           ===========         ===========

 Conversion of debentures:
   Debentures converted                                                    $ 1,345,000         $     -
   Associated unamortized debenture costs                                      (49,713)              -
   Equity issued on conversion                                              (1,295,272)              -
                                                                           -----------         -----------

       Cash paid in lieu of fractional shares                              $        15         $     -
                                                                           ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                              June 30, 1995 and 1994


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1994. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 1995 and 1994 have been recorded.

2.       Earnings Per Share

         Earnings per share have been computed based on the weighted average number of shares of common stock outstanding. The effect on earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

3.       Interest on Short-Term Investments

         Interest income includes income on certificates of deposit of $788,665 and $1,423,199 for the three- and six-month periods ended June 30, 1994, respectively.

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

5.       Capital Loss and Extraordinary Item

         In February 1995, the Company sold a parcel of land totaling 1.03 acres at its Siegen Village Shopping Center in Baton Rouge, Louisiana for a total sales price of $325,000 and recognized a loss of approximately $16,700 for financial reporting purposes. In April 1995, the Company sold Union

Plaza and Winnsboro Plaza shopping centers for aggregate sales prices of $545,000 and recognized net losses totaling $59,900 for financial reporting purposes. Additionally, the Company recognized a gain of $1,800 on a condemnation of a small parcel of land.

         In June 1994, the Company recognized a $3,748,000 extraordinary gain on the purchase of the mortgage secured by Valley West Mall and recorded a $3,685,000 reduction in the carrying value of this investment due to a permanent impairment in its value. The 9.5% mortgage had an outstanding principal balance of $8,248,095 at the time the Company purchased it for $4,500,000.

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

         The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers are entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares may be extinguished at the close of the periods. The Company paid no dividend equivalents during the first six months of 1995 and $20,818 of dividend equivalents during the first six months of 1994 to the sellers of the Sofran centers. Also, the Company paid dividend equivalents of $8,387 and $28,557 during the first half of 1995 and 1994, respectively, to the sellers of the Dreyfus centers. These payments are considered part of the cost of acquisition on the respective payment dates.

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

         The Company has agreed to fund up to $260,000 under its mortgage loan investment secured by Spanish Quarter Apartments for capital improvements. Approximately $143,000 of this amount had been funded as of June 30, 1995 and the remaining portion was funded in July 1995.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

         Material Changes in Financial Condition. During the first six months of 1995, the Company borrowed $7,000,000 under its revolving term loan and received cash proceeds of approximately $811,000 on sales of a parcel of land and two shopping centers. It utilized funds of a) $6,820,000 for the acquisition of two shopping center investments, consisting of cash of approximately $4,437,000 and mortgage debt of approximately $2,383,000 secured by one of the centers and b) $2,181,000 to fund expansion or redevelopment costs of five existing investments. Additionally, in March 1995 $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share.

         Acquisitions of real estate investments during the first six months of 1994, aggregating approximately $27,164,000, consisted of (a) the purchase of two shopping center investments; (b) the payment of dividend equivalents on the holdback shares retained in the 1992 purchase of 17 shopping center investments; (c) the issuance of certain of the holdback shares earned by one of the sellers; and (d) the funding of expansion or redevelopment costs of four existing investments. These acquisitions were funded by approximately $26,910,000 cash and the issuance of 23,324 shares of the Company's common stock valued at $10.93 per share.

         In June 1994, the Company also utilized $4,500,000 of cash to purchase its $8,248,000 mortgage note payable secured by Valley West Mall. This purchase resulted in the recognition of an extraordinary gain on extinguishment of debt of approximately $3,748,000 and a reduction in annual debt service of approximately $1,076,000. As a result of this transaction, the Company reduced the carrying value of this investment by approximately $3,685,000 due to a permanent impairment in its value. In conjunction with the restructuring of this investment, in August 1994 the Company purchased the underlying land for $1,500,000 cash and terminated the ground lease, thereby extinguishing approximately $203,000 of annual ground rental payments.

         Material Changes in Results of Operations. The Company's 1994 and 1995 property acquisitions, expansions and redevelopments offset by property sales resulted in net increases in income from rental properties, operating expenses of real estate investments, interest on mortgages and depreciation during the quarter and six months ended June 30, 1995. The increase in interest expense on mortgages was partially offset by (a) the refinancing of a mortgage note payable in February 1994 which reduced the interest rate from

12.625% to 8.125%, (b) the purchase of the 9.5% mortgage secured by Valley West Mall in June 1994, (c) the repayment of a $1,750,000 variable rate mortgage in May 1995, and (d) the refinancing of a $9,000,000 mortgage in June 1995, reducing the face of the mortgage to $7,500,000 and the interest rate from 9.75% to 8.375%.

         The decrease in interest income during the quarter and six months ended June 30, 1995 was primarily the result of the investment of the remaining proceeds of the Company's 1993 public offerings in December 1994. During the three- and six-month periods ended June 30, 1994, the Company earned approximately $789,000 and $1,423,000, respectively, on short-term money-market investments.

         During the first quarter of 1995, the Company received percentage rentals totaling $347,000 from its four Wal-Mart investments accounted for as direct financing leases, an increase of approximately $55,000 over that received in 1994.

         The Company had no borrowings under its bank credit facility during the six months ended June 30, 1994, but had average borrowings of approximately $25,115,000 during the comparable period in 1995. This resulted in increased interest expense on bank debt for the three- and six-month periods ended June 30, 1995.

         The increase in general and administrative expenses in 1995 was primarily due to the costs of increased administrative and property management personnel as well as increased shareholder relations costs, state franchise taxes and directors' fees.

         Funds from Operations. Funds from operations is defined as net cash flows from operating activities before changes in accrued assets and liabilities. Funds from operations totaled $6,633,115 and $5,020,516 for the three-month periods ended June 30, 1995 and 1994, respectively, and $13,588,528 and $10,282,328, respectively, for the six months then ended. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         During the quarter and six months ended June 30, 1994, the Company had an average of approximately $71,000,000 and $75,000,000, respectively, of the proceeds of the August 1993 equity and debt offerings invested in short-term money market investments earning an average interest rate of approximately 4.4% and 3.8%, respectively. This resulted in temporary dilution in results of operations in 1994.

                          PART II.  OTHER INFORMATION


Item 4.  Results of Votes of Security Holders.

         At the Annual Meeting of Shareholders of the Company held May 31, 1995, the following matters were voted upon by shareholders of the Company:

         1. The election of eight directors (Donald W. MacLeod, Mary M. Thomas, Homer B. Gibbs, Jr., Samuel W. Kendrick, Thomas H. McAuley, Bruce A. Morrice, James H. Nobil and Louis P. Wolfort) to hold office until their successors are elected and qualified. All eight directors were elected with 21,414,196 shares, or 98.3% of the shares represented at the meeting, voted in favor of all the nominees as directors and 380,934 shares, or 1.75% of such shares, voted against all eight nominees. In addition, 154,292 shares were voted for some but not all of the nominees.

         2. The amendment of Article VI of the Company's Articles of Incorporation to authorize the Company to issue up to 10,000,000 shares of $1 par value Preferred Stock. The amendment, which required the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock for its approval, was disapproved with 10,347,945 shares, or 40.45% of the Company's shares, voted in favor of the amendment, 3,652,770 shares, or 14.28% of such outstanding shares, voted against the amendment, and 587,705 shares, or 2.30%, abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 (27)     Financial Data Schedule (for S.E.C. use only).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                             IRT PROPERTY COMPANY


Date: August 4, 1995                         /s/ Donald W. MacLeod
      --------------                         --------------------------
                                             Donald W. MacLeod
                                             Chairman & President


Date: August 4, 1995                         /s/ Mary M. Thomas
      --------------                         --------------------------
                                             Mary M. Thomas
                                             Executive Vice President &
                                             Chief Financial Officer