Form 10-K405/A
period 1994-12-31
IRT PROPERTY CO
filed 1995-09-28
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

         (X)     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended      December 31, 1994
                                   ------------------------------

                                     OR

         ( )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From            to
                                        -----------  -----------

Commission File Number                                                  1-7859
--------------------------------------------------------------------------------
                            IRT PROPERTY COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Georgia                                       58-1366611
---------------------------------------           --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)

200 Galleria Parkway, Suite 1400
      Atlanta, Georgia                                       30339
----------------------------------------          --------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (404) 955-4406 Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
     Title of each class                       which registered
     -------------------                    ------------------------
    Shares of Common Stock                  New York Stock Exchange
        $1 Par Value

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      X
                   -----

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

                                AMENDMENT NO. 1

         The undersigned registrant hereby amends Items 1, 2, 5, 6, 7, 8 and 14 and restates in its entirety its Form 10-K405 for the fiscal year ended December 31, 1994.

                                     PART I

Item 1.  Business.

         General Development of Business. IRT Property Company (the "Company"), founded in 1969, is a self-administered and self-managed equity real estate investment trust which invests primarily in neighborhood and community shopping centers which are located in the Southeastern United States and are anchored by supermarkets, drug stores and/or discount variety stores. IRT Property Company was incorporated under the laws of Georgia in June 1979. It was organized in order to accommodate a merger of Investors Realty Trust, a Tennessee business trust organized in 1969, and Summit Properties, an Ohio business trust organized in 1965. That merger was accomplished effective June 20, 1979, and the Company then succeeded to all of the assets and liabilities of both trusts.

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

         The Company's Charlotte, North Carolina industrial facility is among the sites appearing on the Comprehensive Environmental Response, Compensation and Liability Act List ("CERCLIS") maintained by the United States Environmental Protection Agency ("EPA"). The CERCLIS list contains sites which have possible environmental contamination. The EPA regularly requests that state environmental agencies conduct screening site investigations ("SSI") at various sites appearing on the CERCLIS list. At the request of the EPA, the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") conducted an SSI at this facility on May 28, 1991. Following receipt of results of such SSI, the DEHNR advised the Company that it would not recommend further action to the EPA with respect to this facility. There can be no assurance that the EPA or DEHNR will not require remediation action, but based on information presently available to the Company, the Company believes the costs of any such remediation would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

         The Charlotte industrial facility contained underground petroleum and used oil storage tanks ("USTs") believed to have been owned by the previous owner of this property. The Company had the USTs removed in December 1993 and was notified on March 2, 1994 by the DEHNR that certain investigative, corrective and/or remedial actions ("Corrective Actions") must be performed by the Company to, among other things, determine the level of soil and/or groundwater contamination due to suspected leakage from some of the USTs. Depending upon the results of the investigation phase of the Corrective Action work, which has not been completed at this time, the Company may be required to remediate impacted soil and/or groundwater. In November 1994, the Company (through its environmental consultant) submitted to DEHNR a Comprehensive Site Assessment ("CSA") report covering the results of investigation work to date. The CSA report confirmed the presence of petroleum product-related substances in soil and groundwater at levels that exceed applicable standards, and the Company has begun removing free phase liquids from a well on the property. DEHNR has reviewed the CSA report and has asked the Company to undertake further investigation work. Based upon consultation with a professional engineering firm, any additional investigation costs to be incurred by the Company should be less than $20,000. Based on the engineering firm's estimates, soil remediation, if required, should cost between $30,000 and $142,000, and groundwater remediation, if required, should cost between $20,000 to be spent over three years to $435,000 to be spent over ten years. These estimates are based on information available at this time and may vary depending upon the results of phases of the Corrective Action work. At this time it is not clear that the Company is responsible for taking Corrective Action, and some of the costs of Corrective Action are reimbursable under the North Carolina Commercial Leaking Petroleum Underground Storage Tank Cleanup Fund. Based on the information presently available, the Company believes the costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

         During its soil and groundwater investigation at the Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in a single groundwater monitoring well that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. The Company has notified the Louisiana Department of Environmental Quality-Groundwater Protection Division ("LDEQ-GWPD") of such discovery. The Company has been advised that the groundwater impact appears to be very localized, since six other groundwater monitoring wells placed around the initial well did not exhibit any impact. There can be no assurance that the LDEQ-GWPD will not require remediation, but based on information presently available to the Company and discussions with the Company's environmental consultant, the Company believes the cost of any such remediation would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

         There is potential for contamination from reported off-site leaking petroleum USTs at the following Company properties: Gulf Gate Plaza Shopping Center, Naples, Florida; Thomasville Commons, Thomasville, North Carolina; Wesley Chapel Crossing, Decatur, Georgia; and Chestnut Square, Brevard, North Carolina. In addition, there are reported low levels of contamination from leaking USTs formerly located at the Company's Venice Plaza Shopping Center, Venice, Florida. Kash n' Karry Food Stores, Inc., the Florida food division of Lucky Stores, Inc., formerly operated such USTs at Venice Plaza Shopping Center. The Company is not the owner or operator of any such USTs described above. No investigative or corrective action concerning such leaking USTs and contamination has been suggested or required of the Company by any federal, state or local agency or any other party. Based on information presently available to the Company, the Company believes that the off-site landowners and UST operators, or Kash n' Karry Food Stores, Inc. and/or Lucky Stores, Inc. in the case of Venice Plaza Shopping Center, are responsible for investigation and cleanup of any such leaking USTs and contamination. Accordingly, the Company believes that the cost of any such investigation and cleanup would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

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

Item 2.  Properties.

         The following tables and notes thereto describe the properties in which the Company had investments at December 31, 1994, as well as the mortgage indebtedness to which the Company's investments were subject. Reference is made to Note 3 to the consolidated financial statements included as a part of this report for information on minimum base rentals on noncancellable operating leases for the next five years and thereafter.

I.  EQUITY INVESTMENTS (LAND & BUILDINGS)

    The Company had a fee or leasehold interest in land and improvements thereon as follows:


                                                             Percent                Cost to    Depreciated   Property    Property
                                  Date         Area or       Leased      Year       Company       Cost         FFO      Net Income
          Description           Acquired    Rental Units    12/31/94   Completed   12/31/94     12/31/94     1994 (1)    1994 (2)
          -----------           --------    ------------    --------   ---------   --------     --------     --------    --------
       SHOPPING CENTERS
Abbeville Plaza                 4/86         59,525 sq. ft.    22%       1970     $   516,598  $   346,828    $  8,638   $ (11,707)
  Abbeville, SC
Ambassador Row                  12/94       193,982 sq. ft.    97%      1980 &      9,696,440    9,692,767      26,871      23,198
  Lafayette, LA                                                          1991
Ambassador Row Courtyard        12/94       156,283 sq. ft.    90%      1986 &     11,597,751   11,592,826      32,148      27,223
  Lafayette, LA                                                          1991
Asheville Plaza                 4/86         49,800 sq. ft.   100%       1967         405,287      305,915      95,751      84,555
  Asheville, NC
Bluebonnet Village              12/94        89,879 sq. ft.   100%       1983       8,050,589    8,046,074      22,226      17,711
  Baton Rouge, LA
The Boulevard                   12/94        68,012 sq. ft.    92%      1976 &      3,793,337    3,791,458      10,506       8,627
  Lafayette, LA                                                          1994
Carolina Place                  5/89         36,560 sq. ft.   100%       1989       2,351,494    2,073,454     221,953     171,613
  Hartsville, SC
Centre Pointe Plaza             12/92 &     163,642 sq. ft.   100%      1989 &      9,122,188    8,719,372     849,298     640,087
  Smithfield, NC                12/93                                    1993
Chadwick Square                 1/92         31,700 sq. ft.   100%       1985       1,456,727    1,370,697     210,255      93,842
  Hendersonville, NC
Chelsea Place                   7/93         81,144 sq. ft.   100%       1992       6,937,585    6,735,232     762,029     623,273
  New Port Richey, FL
Chester Plaza                   4/86 &       71,443 sq. ft.    66%      1967 &      2,199,971    1,859,970     215,263     131,402
  Chester, SC                   2/92                                     1992
Chestnut Square                 1/92         39,640 sq. ft.    96%       1985       1,416,987    1,333,647     230,141      92,555
  Brevard, NC
Colony Square                   2/88         50,000 sq. ft.   100%       1987       2,922,695    2,431,894     258,820     165,034
  Fitzgerald, GA
Commerce Crossing               12/92       100,668 sq. ft.   100%       1988       4,467,493    4,261,477     390,130     288,212
  Commerce, GA
Countryside Shops               6/94        173,161 sq. ft.   100%     1986,1988   16,642,378   16,505,458     826,737     689,817
  Cooper City, FL                                                       & 1991
The Crossing                    12/94       113,989 sq. ft.    93%      1988 &      4,495,652    4,492,411      12,438       9,197
  Slidell, LA                                                            1993
Delchamps Plaza                 4/88         66,857 sq. ft.   100%       1987       4,506,247    3,807,211     441,991      26,883
  Pascagoula, MS
Douglas Commons                 8/92         97,027 sq. ft.    95%       1988       8,574,939    8,207,193     795,830      19,779
  Douglasville, GA

                                                             Percent                Cost to    Depreciated   Property    Property
                                  Date         Area or       Leased      Year       Company       Cost         FFO      Net Income
          Description           Acquired    Rental Units    12/31/94   Completed   12/31/94     12/31/94     1994 (1)    1994 (2)
          -----------           --------    ------------    --------   ---------   --------     --------     --------    --------
  SHOPPING CENTERS, continued
Eden Centre                      11/94       56,355 sq. ft.   100%       1991     $ 3,527,217  $ 3,515,129  $   67,733   $  55,645
  Eden, NC
Elmwood Oaks                     1/92       130,284 sq. ft.   100%       1989      11,125,788   10,641,730   1,183,295     141,579
  Harahan, LA
First Street Station             8/94        52,230 sq. ft.    95%       1989       3,034,670    3,011,092     101,526      77,948
  Albemarle, NC
Forest Hills Centre              8/90        65,360 sq. ft.   100%       1990       5,060,366    4,655,920     501,968     397,532
  Wilson, NC
Forrest Gallery                  12/92      214,450 sq. ft.    98%       1987      12,271,062   11,766,795   1,006,373     755,691
  Tullahoma, TN
Ft. Walton Beach Plaza           7/86        48,248 sq. ft.    96%       1986       2,647,943    2,120,419     222,688      37,182
  Ft. Walton Beach, FL
Gaffney Plaza                    4/86        27,828 sq. ft.     0%      1964 &        405,917      199,750      (8,462)    (35,165)
  Gaffney, SC                                                            1974
The Galleria                     8/86 &      81,544 sq. ft.    99%      1986 &      7,535,769    6,390,531     517,356     328,786
  Wrightsville Beach, NC         12/87                                   1990
Gulf Gate Plaza                  6/79       171,549 sq. ft.    94%      1969 &      4,269,794    2,238,531     635,173     389,702
  Naples, FL                                                             1974
Harris Teeter                    6/88 &      36,535 sq. ft.   100%      1981 &      2,600,657    2,115,957     295,744     218,704
  Lexington, VA                  6/89                                    1989
Heritage Walk                    6/93       159,362 sq. ft.   100%      1991 &      8,754,552    8,441,696     912,112     713,476
  Milledgeville, GA                                                      1992
Hoffner Plaza                    6/79        39,370 sq. ft.    23%       1972       1,137,117      450,002      25,417      (5,039)
  Orlando, FL
Lancaster Plaza                  4/86        77,400 sq. ft.   100%       1971       1,163,909      798,801     146,539     106,073
  Lancaster, SC
Lancaster Shopping Center        8/86 &      29,047 sq. ft.   100%      1963 &      1,595,667    1,284,623     167,046     125,656
  Lancaster, SC                  12/87                                   1987
Lawrence Commons                 8/92        52,295 sq. ft.   100%       1987       3,451,728    3,287,392     362,656      33,362
  Lawrenceburg, TN
Litchfield Landing               8/86        42,201 sq. ft.    91%       1984       2,620,314    2,162,625     310,889     253,453
  North Litchfield, SC
Macland Pointe                   1/93        79,699 sq. ft.   100%      1992 &      6,113,405    5,883,586     723,849     295,333
  Marietta, GA                                                           1993
Masonova Plaza                   6/79       157,955 sq. ft.    44%       1969       3,030,852    1,272,199      62,996    (118,517)
  Daytona Beach, FL
Millervillage Shopping Center    12/94       94,559 sq. ft.    95%      1983 &      7,588,527    7,583,813      21,022      16,308
  Baton Rouge, LA                                                        1992


                                                             Percent                Cost to    Depreciated   Property    Property
                                  Date         Area or       Leased      Year       Company       Cost         FFO      Net Income
          Description           Acquired    Rental Units    12/31/94   Completed   12/31/94     12/31/94     1994 (1)    1994 (2)
          -----------           --------    ------------    --------   ---------   --------     --------     --------    --------
  SHOPPING CENTERS,continued
New Smyrna Beach Regional        8/92       118,451 sq. ft.    92%       1987     $10,290,171  $ 9,902,345  $  887,533    $726,414
  New Smyrna Beach, FL
North River Village Center       12/92 &    177,128 sq. ft.   100%      1988 &     10,110,385    9,856,134   1,122,145     941,553
  Ellenton, FL                    12/93                                  1993
North Village Center (3)         8/86        60,356 sq. ft.    98%       1984       3,281,879    2,752,298     374,401      32,194
  North Myrtle Beach, SC
Old Kings Commons                5/88        84,759 sq. ft.   100%       1988       6,082,206    5,309,410     546,671     421,477
  Palm Coast, FL
Palm Gardens                     6/79        52,670 sq. ft.   100%       1970       2,022,412    1,380,990     269,168     145,322
  Largo, FL
Parkmore Plaza                   12/92      159,067 sq. ft.   100%      1986 &      8,260,407    7,933,854     880,370     717,628
  Milton, FL                                                             1992
Paulding Commons                 8/92       192,391 sq. ft.    96%       1991      12,950,114   12,308,452   1,213,866     265,050
  Dallas, GA
Pensacola Plaza                  7/86        56,098 sq. ft.   100%       1985       2,644,578    1,930,963     203,387     (18,689)
  Pensacola, FL
Pinhook Plaza                    12/94      190,371 sq. ft.    97%      1979 &     11,072,604   11,066,940       9,602       3,938
  Lafayette, LA                                                          1992
Plaza Acadienne (4)              12/94      105,419 sq. ft.    96%       1980       2,917,925    2,915,975       1,225        (725)
  Eunice, LA
Plaza North                      8/92        47,240 sq. ft.    95%       1986       2,459,244    2,350,692     259,933     214,988
  Hendersonville, NC
Providence Square                12/71       85,390 sq. ft.    93%       1973       4,196,728    2,035,700     422,149     248,303
  Charlotte, NC
Riverview Shopping Center        3/72       130,058 sq. ft.    83%       1973       6,003,033    4,484,369     245,639     138,253
  Durham, NC
Scottsville Square               8/92        38,450 sq. ft.    90%       1986       2,438,204    2,330,493     275,356     230,759
  Bowling Green, KY
Seven Hills                      7/93        64,890 sq. ft.    99%       1991       4,894,767    4,786,249     488,156      43,244
  Spring Hill, FL
Shelby Plaza (4)                 4/86       103,000 sq. ft.    73%       1972       1,103,226      749,952     102,200      43,530
  Shelby, NC
Sherwood South                   12/94       77,107 sq. ft.   100%    1972, 1988    1,984,695    1,983,280       5,468       4,053
  Baton Rouge, LA                                                       & 1992
Siegen Village                   12/94      115,762 sq. ft.    96%       1988       6,677,883    6,676,952      18,512      17,581
  Baton Rouge, LA
Smyrna Village                   8/92        83,334 sq. ft.    98%       1992       5,842,566    5,549,157     601,592     151,181
  Smyrna, TN


                                                             Percent                Cost to    Depreciated   Property    Property
                                  Date         Area or       Leased      Year       Company       Cost         FFO      Net Income
          Description           Acquired    Rental Units    12/31/94   Completed   12/31/94     12/31/94     1994 (1)    1994 (2)
          -----------           --------    ------------    --------   ---------   --------     --------     --------    --------
  SHOPPING CENTERS,continued
Smyth Valley Crossing            12/92      126,841 sq. ft.    98%       1989     $ 6,994,084  $ 6,723,640  $  645,416  $  507,008
  Marion, VA
South Beach Regional             8/92       289,319 sq. ft.    99%      1990 &     21,809,241   20,743,151   2,170,734     503,267
  Jacksonville Beach, FL                                                 1991
Spalding Village                 8/92       235,318 sq. ft.    97%       1989      15,317,546   14,561,899   1,449,424     (32,865)
  Griffin, GA
Stadium Plaza                    8/92        70,475 sq. ft.    99%       1988       4,458,526    4,299,171     424,977      (7,541)
  Phenix City, AL
Stanley Market Place             1/92        40,364 sq. ft.   100%      1980 &      1,800,935    1,684,035     221,527     181,447
  Stanley, NC                                                            1991
Taylorsville Shopping Center     8/86 &      48,537 sq. ft.    89%      1982 &      2,612,159    2,152,674     261,673     182,456
  Taylorsville, NC               12/88                                   1988
Thomasville Commons              8/92       148,754 sq. ft.   100%       1991       7,172,961    6,794,952     785,572      83,240
  Thomasville, NC
Union Plaza                      4/86        41,350 sq. ft.   100%       1967         227,751      132,284      37,372      23,127
  Union, SC
University Center                12/89       56,180 sq. ft.    91%       1989       3,937,447    3,533,127     365,009     285,070
  Greenville, NC
Valley West Mall (5)             3/86       478,180 sq. ft.    75%       1973      10,207,598    5,806,112     649,017    (173,703)
  Glendale, AZ
Venice Plaza (3)                 6/79       144,850 sq. ft.    93%      1971 &      2,803,349    1,462,651     449,113     296,209
  Venice, FL                                                             1979
Village at Northshore            12/94      144,373 sq. ft.    96%      1988 &      8,262,533    8,258,362       6,675       2,504
  Slidell, LA                                                            1993
Waterlick Plaza                  10/89       98,694 sq. ft.    96%      1973 &      6,254,924    5,566,602     675,247     533,387
  Lynchburg, VA                                                          1988
Watson Central                   12/92 &    227,730 sq. ft.    99%      1989 &     13,024,297   12,493,109   1,294,662   1,011,765
  Warner Robins, GA               10/93                                  1993
Wesley Chapel Crossing           12/92      170,792 sq. ft.   100%       1989      10,893,715   10,536,908     971,881     794,690
  Decatur, GA
West Gate Plaza                  6/74 &      64,378 sq. ft.    97%       1974       2,357,547    1,743,170      61,995      (4,373)
  Mobile, AL                     1/85
Westgate Square                  6/94       104,904 sq. ft.    92%      1984 &      9,078,855    8,993,361     439,278     353,784
  Sunrise, FL                                                            1988
West Towne Square                3/90        89,596 sq. ft.    87%       1988       5,988,565    5,318,834     457,451     315,439
  Rome, GA


                                                             Percent                Cost to    Depreciated   Property    Property
                                  Date         Area or       Leased      Year       Company       Cost         FFO      Net Income
          Description           Acquired    Rental Units    12/31/94   Completed   12/31/94     12/31/94     1994 (1)    1994 (2)
          -----------           --------    ------------    --------   ---------   --------     --------     --------    --------
  SHOPPING CENTERS,continued
Willowdaile Shopping Center      8/86 &     120,815 sq. ft.    97%      1986     $  8,573,127 $  7,120,527 $ 1,082,249 $   856,339
  Durham, NC                     12/87
Winnsboro Plaza                  4/86        36,000 sq. ft.    83%      1973          614,550      441,969      54,671      30,587
  Winnsboro, SC
                                          ---------                              -------------------------------------------------

                                          7,938,974 sq. ft.                       434,712,349  398,065,218  33,098,261  16,956,901
                                          =========                              -------------------------------------------------

          APARTMENTS
Whitehall Kent Apartments        6/79           188 units      97%      1968        3,555,285    1,568,735     703,901     651,471
  Kent, OH                                                                       -------------------------------------------------


     INDUSTRIAL PROPERTIES
Industrial Buildings             6/79       109,810 sq. ft.    91%      1956 &      2,963,840      321,348     308,884     301,114
  Charlotte, NC                                                         1963
Plasti-Kote                      6/79        41,000 sq. ft.   100%      1961 &        482,939       81,390      97,376      97,376
  Medina, OH                                                            1966
                                          ---------                              -------------------------------------------------
                                            150,810 sq. ft.                         3,446,779      402,738     406,260     398,490
                                          =========                              -------------------------------------------------

                                                                                 $441,714,413 $400,036,691 $34,208,422 $18,006,862
                                                                                 =================================================

NOTES:
  (1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1994 or from the date of acquisition (if acquired in 1994) through December 31, 1994. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing, or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

  (2) Property Net Income represents net income of the property calculated in accordance with generally accepted accounting principles, excluding any allocation of general and administrative expenses of the Company.

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

II.  EQUITY INVESTMENTS (DIRECT FINANCING LEASES)


     The Company also had a fee interest in land and improvements thereon in the following properties occupied by tenants under leases which are treated as direct financing leases:


                                                              Percent                Cost to     Property    Property
                                   Date                        Leased      Year      Company       FFO      Net Income
          Description            Acquired     Square Feet     12/31/94  Completed    12/31/94    1994 (1)    1994 (2)
          -----------            --------     -----------     --------  ---------    --------    --------    --------
             OFFICE
The Old Phoenix National Bank (3) 12/84        73,074 sq. ft.   100%     Various    $2,192,763 $   313,049 $   287,628
  Medina County, OH                           =======                               ----------------------------------


        SHOPPING CENTERS
Wal-Mart Stores, Inc. (4)         6/85         54,223 sq. ft.   100%      1985       1,345,539     194,111     164,748
  Mathews, LA
Wal-Mart Stores, Inc. (4)         6/85         64,890 sq. ft.   100%      1985       1,714,478     264,381     226,894
  Fremont, NE
Wal-Mart Stores, Inc. (4)         6/85 &       83,249 sq. ft.   100%      1985       2,543,578     419,778     364,967
  Kearney, NE                     1/91
Wal-Mart Stores, Inc. (4)         7/85         53,571 sq. ft.   100%      1985       1,499,522     241,891     209,201
  Marble Falls, TX
                                              -------                               ----------------------------------
                                              255,933 sq. ft.                        7,103,117   1,120,161     965,810
                                              =======                               ----------------------------------

                                                                                    $9,295,880 $1,433,210  $1,253,438
                                                                                    ==================================


NOTES:

  (1) Property FFO represents cash flows from operating activities before expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1994 or from the date of acquisition (if acquired in 1994) through December 31, 1994. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

  (2) Property Net Income represents net income of the property calculated in accordance with generally accepted accounting principles, excluding any allocation of general and administrative expenses of the Company.

  (3) This investment represents ten banking facilities leased to The Old Phoenix National Bank at an annual rental of $313,049. The leases expire March 2013 with no purchase or renewal options.

  (4) These four retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $827,925 plus percentage rentals of 1% of gross sales in excess of fourth year sales. The leases expire January 2011, with five 5-year renewal options. There are no purchase options. Percentage rentals totaling $292,236 were received during the fiscal year ended December 31, 1994.

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



                                                                                       Lease     Cost to    Property      Property
                                      Date    Land Area                     Year    Expiration   Company       FFO       Net Income
            Description             Acquired   In Acres    Improvements   Completed    Date      12/31/94   1994 (1)      1994 (2)
            -----------             --------   --------    ------------   ---------    ----      --------   --------      --------
         SHOPPING CENTERS
Lawrence County Shopping Center       5/71      13.62     135,605 sq. ft.   1971     2069 (3)     $435,994   $ 67,200     $ 67,200
  Sybene, OH
Grand Marche Shopping Center          9/72      11.38     200,585 sq. ft.   1969     2012          250,500     56,228 (4)   56,228
  Lafayette, LA
Manatee County Shopping Center        5/71      16.00     120,500 sq. ft.   1971     2069 (3)      241,798     30,000       30,000
  Bradenton, FL
                                                          -------                                 --------------------------------

                                                          456,690 sq. ft.                         $928,292   $153,428     $153,428
                                                          =======                                 ================================


NOTES:

  (1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1994 or from the date of acquisition (if acquired in 1994) through December 31, 1994. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

  (2) Property Net Income represents net income of the property calculated in accordance with generally accepted accounting principles, excluding any allocation of general and administrative expenses of the Company.

  (3) Each lessee has a repurchase option exercisable at a specified price (in each case higher than the cost to the Company of its investment) which increases annually by a fixed amount.

  (4)  Includes percentage rentals of $28,728.

IV.  MORTGAGE LOAN INVESTMENTS

     The Company had mortgage loans receivable on the following properties:


                                                  |------Security------|     Principal               Stated
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

V.  MORTGAGE INDEBTEDNESS

    Indebtedness of the Company secured by its investments (not including mortgage debt owed by lessees of its land purchase-leaseback investments) was as follows:


                                   Principal Balance                                                 Annual
        Investment                     12/31/94         Maturity Date       Interest Rate       Constant Payment
        ----------                     --------         -------------       -------------       ----------------
Pensacola Plaza                       $ 1,750,000           2/06/95 (7)        7.640% (3)       $  133,700 (1)
  Pensacola, FL

Venice Plaza                              108,339 (2)       8/01/95            9.500%              168,776
  Venice, FL

Chadwick Square                           863,497          11/01/95 (4)       13.875%              126,900
  Hendersonville, NC

Ft. Walton Beach Plaza                  1,773,737          12/30/95            7.640% (3)          135,514 (1)
  Ft. Walton Beach, FL

Elmwood Oaks                            9,000,000           2/01/96            9.750%              877,500 (1)
  Harahan, LA

Douglas Commons                         6,314,134           3/01/96 (4)        9.780%              659,281
  Douglasville, GA

Spalding Village                       12,413,464           4/01/96 (4)        9.375%            1,272,576
  Griffin, GA

Chestnut Square                         1,059,548           5/01/96 (4)       13.875%              155,100
  Brevard, NC

Lawrence Commons                        2,772,496           8/01/96 (4)        9.375%              291,944
  Lawrenceburg, TN

Spanish Quarter Apartments Phase I        227,306           9/20/96            8.500%              140,244
  Montgomery, AL           Phase II       906,954           7/15/02            8.250%              162,360

Stadium Plaza                           3,850,000          11/01/96            9.500%              365,750 (1)
  Phenix City, AL

Seven Hills                             3,800,000           2/01/97            9.750%              370,500 (1)
  Spring Hill, FL

Delchamps Plaza                         3,277,511           8/01/97 (4)        9.375%              349,335
  Pascagoula, MS

Paulding Commons                        8,818,984           8/01/97 (4)        7.600%              762,561
  Dallas, GA                                                        (5)

Smyrna Village                          4,213,514           8/01/97 (4)        7.600%              364,335
  Smyrna, TN                                                        (5)

South Beach Regional                   15,569,828           8/01/97 (4)        7.600%            1,396,598
  Jacksonville Beach, FL                                            (5)

Pinhook Plaza              Phase I      1,949,996           1/01/00 (4)        9.875%              250,320
  Lafayette, LA            Phase II     2,049,065           1/01/00 (4)        9.875%              258,504
                           Phase III    3,586,106           1/01/00 (4)        9.875%              407,979

Macland Pointe                          3,896,820           2/01/00 (4)        7.750%              362,558
  Marietta, GA

Plaza Acadienne                         2,457,481           7/01/00 (4)       10.250%              317,420
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

         During 1994, the Company completed construction of a 4,800 square foot expansion of its Forest Hills Shopping Center in Wilson, North Carolina for a total cost of approximately $262,000. Also, the Company completed a 10,553 square foot expansion of its department store anchor at South Beach Regional in Jacksonville, Florida for a total cost of approximately $506,000, $97,000 of which was funded during 1993. Additionally, the Company funded approximately $7,000 in initial expenditures on three additional potential tenant expansions.

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

Item 6:  Selected Consolidated Financial Data


The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.



                                             December 31,     December 31,     December 31,    December 31,     December 31,
As of or for the years ended                     1994             1993             1992            1991             1990
                                                 ----             ----             ----            ----             ----
Gross revenues                               $ 49,202,144     $ 45,062,911     $ 34,006,687    $ 28,686,196     $ 29,808,804
                                             ============     ============     ============    ============     ============
Earnings from operations                     $ 12,788,923     $ 11,772,265     $  7,441,692    $  6,261,200     $  6,656,881
Gain (loss) on real estate investments         (3,825,418)       4,556,511        3,547,071       1,134,475        4,001,561
                                             ------------     ------------     ------------    ------------     ------------

  Earnings before extraordinary items           8,963,505       16,328,776       10,988,763       7,395,675       10,658,442

Extraordinary items:
  Gain (loss) on extinguishment of debt         3,748,095       (1,440,478)         (14,811)          -                -
  Gain on purchase of debentures                    -                -                -              17,400        1,058,802
                                             ------------     ------------     ------------    ------------     ------------

         Net earnings                        $ 12,711,600     $ 14,888,298     $ 10,973,952    $  7,413,075     $ 11,717,244
                                             ============     ============     ============    ============     ============

Per share:

  Earnings before extraordinary items               $ .35            $ .72            $ .74           $ .59            $ .88
  Extraordinary items                                 .15             (.06)             -               -                .09
                                                    -----            -----            -----           -----            -----
         Net earnings                               $ .50            $ .66            $ .74           $ .59            $ .97
                                                    =====            =====            =====           =====            =====
  Dividends paid                                    $ .84            $ .84            $ .81           $ .80            $1.07
                                                    =====            =====            =====           =====            =====

Federal income tax status of dividends
  paid to shareholders:
    Ordinary income                                 $ .72            $ .39            $ .39           $ .55            $ .52
    Capital gain                                      .04              .45              .42             .13              .55
    Return of capital                                 .08              -                -               .12              -
                                             ------------     ------------     ------------    ------------     ------------

                                                    $ .84            $ .84            $ .81           $ .80            $1.07
                                             ============     ============     ============    ============     ============

Weighted average number of shares
  outstanding                                  25,349,303       22,457,131       14,896,369      12,633,644       12,038,407
                                             ============     ============     ============    ============     ============

Total assets                                 $428,579,355     $402,319,125     $297,590,922    $184,627,532     $185,593,048
                                             ============     ============     ============    ============     ============

Indebtedness:
  Mortgage notes payable                     $105,107,084     $ 98,878,505     $115,379,078    $ 72,865,897     $ 75,855,354
  7.3% convertible subordinated debentures     86,250,000       86,250,000      -               -                -
  2.0% convertible subordinated debentures    -                -                  5,730,000       5,730,000       11,465,000
  Indebtedness to bank                         26,000,000      -                  1,200,100       7,000,000        9,540,000
                                             ------------     ------------     ------------    ------------     ------------

                                             $217,357,084     $185,128,505     $122,309,178    $ 85,595,897     $ 96,860,354
                                             ============     ============     ============    ============     ============

Shareholders' equity                         $203,038,464     $210,335,167     $168,574,002    $ 93,610,551     $ 82,200,090
                                             ============     ============     ============    ============     ============

Other Data:
   Funds From Operations (1)                 $ 21,615,588     $ 19,825,901     $ 13,847,999    $ 11,865,950     $ 12,238,142
   Net Cash Flows from (used in) -
        Operating Activities                 $ 22,511,731     $ 19,116,142     $ 14,274,651    $ 10,195,538      $12,950,891
        Investing Activities                 ($99,052,456)    ($16,990,558)    ($55,114,524)    ($4,206,753)    ($10,385,497)
        Financing Activities                    ($247,587)    $ 76,370,567     $ 40,247,232     ($5,837,312)    ($24,019,935)


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

         The percentage leased of the Company's shopping center investments remained stable at 93% at December 31, 1992, 1993 and 1994. The average occupancy of the Company's Ohio apartment investment decreased from 92% in 1992 to 89% in 1993 but increased to 92% in 1994. Percentage rentals received from shopping center investments, excluding percentage rentals received from the four Wal-Mart investments classified as direct financing leases, totaled $823,000 in 1992, $755,000 in 1993 and $470,000 in 1994. Included in these percentage rentals were $54,000 received from the Ingles centers in 1992.

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

         The amount of gains recognized on sales of investments have fluctuated and in the future may continue to fluctuate depending upon sales activity in any given year. During 1994, the Company recognized gains on sales of properties of approximately $257,000. This gain was more than offset by $4,125,000 of reductions in carrying values of certain investments, primarily Valley West Mall. During 1993 and 1992, the Company recognized gains on sales of properties of approximately $4,557,000 and $7,112,000, respectively. The gains on sales during 1992 were offset by the initial reduction in carrying value of Valley West Mall of $3,565,000. These adjustments to carrying value were a result of the Company's quarterly evaluations of its individual investments based on current and forecasted net operating income of the investment, competition resulting from new properties in the market place and other changes in the local economy. The development of a new mall which would directly compete with Valley West Mall was announced in 1992, and in November 1992, one of the anchor tenants at Valley West gave notice to terminate its lease effective November 1993. Based on this lease termination and the predicted impact of the new mall when opened on the tenants of Valley West, the Company determined that a permanent impairment of $3,565,000 had occurred and reflected such writedown in its financial statements during the fourth quarter of 1992. The new mall opened for business in October 1993, the terminating tenant ceased operations in November 1993, and another anchor tenant changed its business to an outlet concept. After a concerted leasing effort which commenced in 1992, review of tenant sales reductions since the opening of the new mall, meetings with the City and potential purchasers of the center, and restructuring of the Company's ownership in this investment, including prepayment of the mortgage and negotiations with the land lessor concerning a joint venture or the ultimate purchase of the underlying land, the Company determined that a further permanent impairment of the value of this mall had developed. An additional indicator of value was the discount received by the Company in the prepayment of the underlying mortgage debt in June 1994. Accordingly, the Company recorded an additional writedown of this investment in June 1994.

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

         For a description of the Company's mortgage debt, reference is made to Table V in Item 2 hereof and to Note 6 to the consolidated financial statements included as a part of this report. For a description of commitments and contingencies, reference is made to Note 15 to the consolidated financial statements included as a part of this report.

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

         Environmental Factors. On March 2, 1994, the Company was advised by the North Carolina Department of Environment, Health and Natural Resources that certain Corrective Actions must be performed at the Company's Charlotte, North Carolina industrial facility. During its soil and groundwater investigation at the Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in a single groundwater monitoring well that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. The Company has notified the Louisiana Department of

Environmental Quality-Groundwater Protection Division ("LDEQ-GWPD") of such discovery. For additional information, see "Regulation" under Item 1 and Note 16 to the consolidated financial statements included as a part of this Report. Based on the information presently available, the Company believes the costs of any corrective action would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Item 8.  Financial Statements and Supplementary Data.



                              IRT PROPERTY COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
Report of Independent Public Accountants                                            29

Consolidated Balance Sheets -
  December 31, 1994 and 1993                                                        30

Consolidated Statements of Earnings -
  For the Years Ended December 31, 1994
  1993 and 1992                                                                     31

Consolidated Statements of Changes
  in Shareholders' Equity - For the Years Ended
  December 31, 1994, 1993 and 1992                                                  32

Consolidated Statements of Cash Flows -
  For the Years Ended December 31, 1994,
  1993 and 1992                                                                     33

Notes to Consolidated Financial Statements -
  December 31, 1994, 1993 and 1992                                                  35



Schedules:

Schedule
Number
--------
XI  Real Estate and Accumulated Depreciation                                        50

XII Mortgage Loans on Real Estate                                                   62



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

                                                     ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 24, 1995

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                                                                          1994                      1993
                                                                      ------------              -------------
 ASSETS
 Real estate investments:

   Rental properties                                                  $442,642,705              $331,012,764
   Accumulated depreciation                                            (41,677,722)              (33,463,530)
                                                                       -----------               -----------

                                                                       400,964,983               297,549,234

   Net investment in direct financing
     leases                                                              9,295,880                 9,461,899
   Mortgage loans, net                                                   8,292,143                 8,392,959
                                                                       -----------               -----------

       Net real estate investments                                     418,553,006               315,404,092


 Cash and cash equivalents                                               1,841,388                78,629,700
 Accrued interest receivable                                               544,712                   895,556
 Prepaid expenses and other assets                                       7,640,249                 7,389,777
                                                                       -----------               -----------

                                                                      $428,579,355              $402,319,125
                                                                       ===========               ===========
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:
   Mortgage notes payable plus net
    interest premium of $92,683 in
   1994 and $163,244 in 1993                                          $105,107,084              $ 98,878,505
   7.3% convertible subordinated
    debentures due August 15, 2003                                      86,250,000                86,250,000
   Indebtedness to bank                                                 26,000,000                    -
   Accrued interest on debentures                                        2,378,583                 2,116,240
   Accrued expenses and other
     liabilities                                                         4,726,224                 3,617,213
   Deferred income taxes                                                 1,079,000                 1,122,000
                                                                       -----------               -----------

       Total liabilities                                               225,540,891               191,983,958
                                                                       -----------               -----------

 Commitments and Contingencies (Note 15)

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

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                             1994               1993               1992
                                                             ----               ----               ----
 Revenues:
   Income from rental properties                           $44,681,220        $41,607,391        $30,784,664
   Interest, including $2,388,308 in
     1994, $846,938 in 1993 and $211,572                     3,267,486          2,257,405          2,103,209
     in 1992 on cash equivalents                             1,253,438          1,198,115          1,118,814
                                                            ----------         ----------         ----------
   Interest on direct financing leases
                                                            49,202,144         45,062,911         34,006,687
                                                            ----------         ----------         ----------
 Expenses:
   Operating expenses of rental
      properties                                            10,318,596         10,022,610          7,541,256
   Interest on mortgages                                     8,191,240         10,269,423          9,693,316
   Interest on debentures                                    6,202,025          2,438,114            524,842
   Interest on indebtedness to bank                            159,603            384,687            577,303
   Depreciation                                              8,214,192          7,668,797          6,201,949
   Amortization of debt costs                                  446,454            212,421             70,156
   General & administrative                                  2,881,111          2,294,594          1,956,173
                                                            ----------         ----------         ----------

                                                            36,413,221         33,290,646         26,564,995
                                                            ----------         ----------         ----------

       Earnings before gain (loss) on
          real estate investment                            12,788,923         11,772,265          7,441,692
                                                            ----------         ----------         ----------

 Gain (loss) on real estate investments:
   Gain on sales of properties                                 300,036          4,556,511          7,112,382
   Valuation loss                                           (4,125,454)             -             (3,565,311)
                                                            ----------         ----------         ----------

                                                            (3,825,418)         4,556,511          3,547,071
                                                            ----------         ----------         ----------
       Earnings before extraordinary
            item                                             8,963,505         16,328,776         10,988,763

 Extraordinary item -
   Gain (loss) on extinguishment of debt                     3,748,095         (1,440,478)           (14,811)
                                                            ----------         ----------         ----------

       Net earnings                                        $12,711,600        $14,888,298        $10,973,952
                                                            ==========         ==========         ==========
 Per Share:

   Earnings before extraordinary
      item                                                      $ 0.35             $ 0.72             $ 0.74

   Extraordinary item                                             0.15              (0.06)                -
                                                                 -----              -----              -----

       Net earnings                                             $ 0.50             $ 0.66             $ 0.74
                                                                 =====              =====              =====

 Weighted average number of shares
    outstanding                                             25,349,303         22,457,131         14,896,369
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

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                                  Cumulative
                                                               Additional         Distributions            Total
                                             Common             Paid-In           in Excess of         Shareholders'
                                             Stock              Capital           Net Earnings            Equity
                                             ------           ------------        -------------        -------------
 Balance at December 31, 1991              $13,667,993        $ 86,508,218        $ (6,565,660)        $ 93,610,551


 Net earnings                                   -                   -               10,973,952           10,973,952

 Cash dividends declared                        -                   -              (12,469,411)         (12,469,411)

 Issuance of shares under
   Dividend Reinvestment
 Plan, net                                     102,092             893,873              -                   995,965

 Exercise of Incentive Stock
   Options                                      25,090             151,075              -                   176,165

 Issuance of shares for the
   acquisition of properties                 1,471,395          14,295,294              -                15,766,689

 Issuance of common stock,
   net                                       5,750,000          53,770,091              -                59,520,091
                                            ----------         -----------         -----------          -----------
 Balance at December 31, 1992               21,016,570         155,618,551          (8,061,119)         168,574,002


 Net earnings                                   -                   -               14,888,298           14,888,298

 Cash dividends declared                        -                   -              (18,573,786)         (18,573,786)

 Issuance of shares under
   Dividend Reinvestment
  Plan, net                                    109,807           1,138,821              -                 1,248,628

 Exercise of Incentive Stock
   Options                                       5,689              30,891              -                    36,580

 Issuance of shares for the
   acquisition of properties                    28,978             350,997              -                   379,975

 Issuance of common stock,
   net                                       4,127,580          39,653,890              -                43,781,470
                                            ----------         -----------         -----------          -----------
 Balance at December 31, 1993               25,288,624         196,793,150         (11,746,607)         210,335,167


 Net earnings                                   -                   -               12,711,600           12,711,600

 Cash dividends declared                        -                   -              (21,284,741)         (21,284,741)

 Issuance of shares under
   Dividend Reinvestment
  Plan, net                                     99,477             838,273              -                   937,750

 Exercise of Incentive Stock
   Options                                       1,010               2,131              -                     3,141

 Issuance of shares for the
   acquisition of properties                    31,636             303,911              -                   335,547
                                            ----------         -----------         -----------           ----------
 Balance at December 31, 1994              $25,420,747        $197,937,465        $(20,319,748)        $203,038,464
                                            ==========         ===========         ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                          1994              1993               1992
                                                                          ----              ----               ----
 Cash flows from operating activities:
   Net earnings                                                        $12,711,600      $  14,888,298       $ 10,973,952
   Adjustments to reconcile earnings to net cash
    flows from operating activities:
       Depreciation                                                      8,214,192          7,668,797          6,201,949
       Gain (loss) on real estate investments                            3,825,418         (4,556,511)        (3,547,071)
       Extraordinary loss (gain)                                        (3,748,095)         1,440,478             14,811
       Amortization of debt costs                                          446,454            212,421             70,156
       Recovery of investment in direct
         financing leases                                                  166,019            172,418            134,202
                                                                       -----------         ----------        -----------
       Changes in accrued assets and                                    21,615,588         19,825,901         13,847,999
         liabilities:
           Increase (decrease) in accrued
             interest on debentures -
               7.3% interest payable                                       262,343          2,084,302             -
               2.0% interest payable                                        -                  (9,550)            -
               Accrued premium on 2.0%
                 debentures                                                 -              (2,291,542)           410,242
           Increase in interest receivable,
             prepaid expenses and other assets                            (592,782)          (785,054)          (808,244)
           Increase in accrued expenses and
             other liabilities                                           1,226,582            292,085            824,654
                                                                       -----------        -----------        -----------

       Net cash flows from operating activities                         22,511,731         19,116,142         14,274,651
                                                                       -----------        -----------        -----------
 Cash flows from (used in) investing activities:
   Proceeds from sales of properties, net                                  562,070          7,779,046         15,248,873
   Additions to real estate investments, net -
     Acquisitions, expansions and renovations                          (98,461,982)       (27,697,142)       (75,214,688)
     Improvements                                                       (1,253,360)        (1,208,045)        (1,873,666)
   Collections of mortgage loans, net                                      100,816          4,135,583          6,724,957
                                                                       -----------        -----------        -----------
       Net cash flows used in investing
         activities                                                    (99,052,456)       (16,990,558)       (55,114,524)
                                                                       -----------        -----------        -----------
 Cash flows from (used in) financing activities:
   Cash dividends paid, net                                            (20,346,991)       (17,325,158)       (11,473,446)
   Issuance of common stock, net                                            -              43,781,470         59,520,091
   Exercise of Incentive Stock Options                                       3,141             36,580            176,165
   Issuance of 7.3% convertible subordinated
     debentures, net                                                        -              82,548,826             -
   Redemption of 2.0% convertible subordinated
     debentures                                                             -              (5,730,000)            -
   Amortization of mortgage notes payable, net                          (1,273,737)        (1,484,658)        (1,716,794)
   Repayment of mortgage notes payable                                  (8,378,095)       (22,815,915)          (444,073)
   Increase (decrease) in bank indebtedness, net                        26,000,000         (1,200,100)        (5,799,900)
   Extraordinary item -
     Gain (loss) on extinguishment of debt                               3,748,095         (1,440,478)           (14,811)
                                                                       -----------        -----------        -----------
       Net cash flows from (used in) financing
         activities                                                       (247,587)        76,370,567         40,247,232
                                                                       -----------        -----------        -----------
 Net increase (decrease) in cash and cash
   equivalents                                                         (76,788,312)        78,496,151           (592,641)

 Cash and cash equivalents at beginning of year                         78,629,700            133,549            726,190
                                                                       -----------        -----------        -----------
 Cash and cash equivalents at end of year                              $ 1,841,388        $78,629,700        $   133,549
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
 -----------------------------------
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

         Valuation Loss-

                 The need for any allowance for possible losses or reductions in carrying values applicable to the Company's investments is evaluated by management by means of quarterly reviews of the portfolio on an individual investment basis considering such factors as current and projected net operating income and other market factors. Rental properties are carried at the lower of depreciated cost or net realizable value.

         Cash Equivalents -

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

3.       RENTAL PROPERTIES:

                 Rental properties are comprised of the following:

                                                             December 31,
                                                   -------------------------------
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
                                                                -----------

                                                               $468,705,841
                                                               ============

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

5.       MORTGAGE LOANS:

                 The Company's investments in mortgage loans, all of which are secured by real estate investments, are summarized by type of loan at December 31, 1994 and 1993, as follows:

                                        1994                                           1993
                            -----------------------------                  ---------------------------
                             Number              Amount                     Number            Amount
                            of Loans          Outstanding                  of Loans        Outstanding
                            --------          -----------                  --------        -----------
First mortgages                2               $3,390,491                      2           $3,444,689
Mortgage
  participation                1                   40,504                      1               42,402
Wrap-around
  mortgage                     1                5,194,228                      1            5,246,024
                               -                ---------                      -            ---------

                               4                8,625,223                      4            8,733,115

Less-Interest
  discounts and
  negative
  goodwill                     -                 (333,080)                     -             (340,156)
                               -                ---------                      -             --------

    Mortgage
      loans, net               4               $8,292,143                      4           $8,392,959
                               =                =========                      =            =========

                 During April, 1994, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan filed Chapter 11 bankruptcy. In December, 1994, the Bankruptcy Court approved the plan of reorganization which amended the loan effective December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively. Additional interest at an annual rate of 1% continues to accrue through the remainder of the term. In addition, the Company has agreed to fund additional principal of up to $260,000 under this mortgage for capital improvements. In accordance with SFAS No. 15, the Company will realize total proceeds in excess of the carrying value of the indebtedness at the time of the restructuring.

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

9.       DEFERRED INCOME TAXES, GAIN ON SALES AND VALUATION LOSS:

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

                 In 1994, the Company recorded approximately $4,125,000 of reductions in the carrying values of certain investments, primarily Valley West Mall due to permanent impairments in the values of the investments. In addition, in December 1992 the Company recorded a $3,565,000 reduction in the carrying value of Valley West Mall. These adjustments to carrying value were a result of the Company's quarterly evaluations of its individual investments based on current and forecasted net operating income of the investment, competition resulting from new properties in the market place and other changes in the local economy. For tax purposes, the Company will not be able to claim these deductions until the actual disposition of the properties.

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

                 Details of the stock option activity during 1994, 1993 and 1992 are as follows:


                                            Number of Shares
                                            ----------------        Option Price
                                         Employees   Directors        Per Share
                                         ---------   ---------      ------------
         Options outstanding,
           December 31, 1991              116,515       30,000       $7.63-$15.10
         Granted, 1992                     53,000         -            $ 9.25
         Granted, 1992                       -           7,500         $10.00
         Exercised, 1992                  (29,700)        -            $ 7.63
         Expired unexercised,
           1992                            (9,800)        -          $7.63-$12.50
                                           ------       ------
         Options outstanding,
           December 31, 1992              130,015       37,500       $7.63-$15.10
         Granted, 1993                     56,000         -            $12.00
         Granted, 1993                       -           8,750         $13.38
         Exercised, 1993                   (1,800)      (6,250)      $7.63-$10.25
         Expired unexercised,
           1993                            (3,000)        -            $ 9.25
                                          -------       ------
         Options outstanding,
           December 31, 1993              181,215       40,000       $7.63-$15.10
         Granted, 1994                     66,000         -            $10.75
         Granted, 1994                       -           7,500         $10.63
         Exercised, 1994                   (6,210)        -          $7.63-$10.24
         Expired unexercised,
           1994                           (16,350)        -          $9.25-$15.10
                                          -------       ------

         Options outstanding,
           December 31, 1994              224,655       47,500       $7.63-$15.10
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

16.      ENVIRONMENTAL INVESTIGATIONS:

                 The Company's Charlotte, North Carolina industrial facility contained underground petroleum and used oil storage tanks ("USTs") believed to have been owned by the previous owner of this property. The Company had the USTs removed in December 1993 and was notified on March 2, 1994 by the North Carolina Department of Environment, Health, and Natural Resources that certain investigative, corrective and/or remedial actions ("Corrective Actions") must be performed by the Company to, among other things, determine the level of soil and/or groundwater contamination due to suspected leakage from some of the USTs. Depending upon the results of the investigation phase of the Corrective Action work, which has not been completed at this time, the Company may be required to remediate impacted soil and/or groundwater. At this time it is not clear that the Company is responsible for taking Corrective Action, and some of the costs of Corrective Action are reimbursable under the North Carolina Commercial Leaking Petroleum Underground Storage Tank Cleanup Fund for leaking USTs. Based on the information presently available, the Company believes the costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

                 During its soil and groundwater investigation at the Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in a single groundwater monitoring well that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. The Company has notified the Louisiana Department of Environmental Quality-

         Groundwater Protection Division ("LDEQ-GWPD") of such discovery. The Company has been advised that the groundwater impact appears to be very localized, since six other groundwater monitoring wells placed around the initial well did not exhibit any impact. There can be no assurance that the LDEQ-GWPD will not require remediation, but based on information presently available to the Company and discussions with the Company's environmental consultant, the Company believes the cost of any such remediation would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

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


                                                                                1994
                                                  ------------------------------------------------------------------
                                                     First            Second            Third              Fourth
                                                    Quarter           Quarter           Quarter            Quarter
                                                    -------           -------           -------            -------
 Revenues                                         $12,038,799       $11,755,214       $12,306,661        $13,101,470
                                                   ==========        ==========        ==========         ==========

 Earnings before gain (loss) on real
   estate investments                             $ 3,131,931       $ 2,888,770       $ 3,150,599        $ 3,617,623
                                                   ----------        ----------        ----------         ----------

 Gain (loss) on real estate
   investments:
     Gain on sales of properties                       -                 -                257,036             43,000
     Valuation loss                                    -             (3,685,454)           -                (440,000)
                                                   ----------        ----------        ----------         ----------
                                                       -             (3,685,454)          257,036           (397,000)
                                                   ----------        ----------        ----------         ----------

       Earnings before extraordinary
         item                                       3,131,931          (796,684)        3,407,635          3,220,623
 Extraordinary item                                     -             3,748,095            -                  -
                                                   ----------        ----------        ----------         ----------
       Net earnings                               $ 3,131,931       $ 2,951,411       $ 3,407,635        $ 3,220,623
                                                   ==========        ==========        ==========         ==========



 Per Share:
   Earnings before extraordinary
     item                                             $ .12             $(.03)            $ .13              $ .13
   Extraordinary item                                    -                .15                -                  -
                                                       ----              ----              ----               ----
         Net earnings                                 $ .12             $ .12             $ .13              $ .13
                                                       ====              ====              ====               ====



                                                                           1993
                                                  ------------------------------------------------------------------
                                                     First            Second            Third              Fourth
                                                    Quarter           Quarter           Quarter            Quarter
                                                    -------           -------           -------            -------
 Revenues                                         $10,944,354       $10,918,865       $11,656,376        $11,543,316
                                                   ==========        ==========        ==========         ==========

 Earnings before gain (loss) on real
   estate investments                             $ 3,082,723       $ 2,898,059       $ 3,052,075        $ 2,739,408
 Gain on sales of properties, net                      -                 -                306,625          4,249,886
                                                   ----------        ----------        ----------         ----------
         Earnings before extraordinary
           item                                     3,082,723         2,898,059         3,358,700          6,989,294
 Extraordinary item                                    -                 -             (1,440,478)            -
                                                   ----------        ----------        ----------         ----------

         Net earnings                              $3,082,723       $ 2,898,059       $ 1,918,222        $ 6,989,294
                                                    =========        ==========        ==========         ==========

 Per Share:
   Earnings before extraordinary
     item                                             $ .15             $ .14             $ .15              $ .28
   Extraordinary item                                    -                 -               (.06)                -
                                                       ----              ----              ----               ----
         Net earnings                                 $ .15             $ .14             $ .09              $ .28
                                                       ====              ====              ====               ====

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Abbeville Plaza
  Abbeville, SC
    Land                      $       -       $     48,066    $       -      $      48,066    $       -
    Buildings                                      458,062         10,470          468,532         169,770

Ambassador Row
  Lafayette, LA
    Land                              -          2,451,860            -          2,451,860            -
    Buildings                                    7,244,580            -          7,244,580           3,673

Ambassador Row Courtyard
  Lafayette, LA
    Land                              -          2,899,438            -          2,899,438            -
    Buildings                                    8,698,313            -          8,698,313           4,925

Asheville Plaza
  Asheville, NC
    Land                              -             52,710         15,000           67,710            -
    Buildings                                      335,717          1,860          337,577          99,372

Bluebonnet Village
  Baton Rouge, LA
    Land                              -          2,540,594            -          2,540,594            -
    Buildings                                    5,509,995            -          5,509,995           4,515

The Boulevard
  Lafayette, LA
    Land                              -            948,334            -            948,334            -
    Buildings                                    2,845,003            -          2,845,003           1,879

Carolina Place
  Hartsville, SC
    Land                              -            345,000            -            345,000            -
    Buildings                                    2,006,494            -          2,006,494         278,040

Centre Pointe Plaza
  Smithfield, NC
    Land                              -            980,857         12,583          993,440            -
    Buildings                                    7,981,826        146,922        8,128,748         402,816


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Abbeville Plaza
  Abbeville, SC
    Land                          30        April, 1986         1970
    Buildings

Ambassador Row
  Lafayette, LA
    Land                          40       December, 1994      1980 &
    Buildings                                                   1991

Ambassador Row Courtyard
  Lafayette, LA
    Land                          40       December, 1994      1986 &
    Buildings                                                   1991

Asheville Plaza
  Asheville, NC
    Land                          30        April, 1986         1967
    Buildings

Bluebonnet Village
  Baton Rouge, LA
    Land                          40       December, 1994       1983
    Buildings

The Boulevard
  Lafayette, LA
    Land                          40       December, 1994      1976 &
    Buildings                                                   1994

Carolina Place
  Hartsville, SC
    Land                          40         May, 1989          1989
    Buildings

Centre Pointe Plaza
  Smithfield, NC
    Land                          40      December, 1992       1989 &
    Buildings                                                   1993


IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Chadwick Square
  Hendersonville, NC
    Land                      $    863,497    $    276,778    $       -      $     276,778    $       -
    Buildings                                    1,179,949            -          1,179,949          86,030

Chelsea Place
  New Port Richey, FL
    Land                              -          1,387,517            -          1,387,517            -
    Buildings                                    5,550,068            -          5,550,068         202,353

Chester Plaza
  Chester, SC
    Land                              -             68,649        143,504          212,153            -
    Buildings                                      414,117      1,573,701        1,987,818         340,001

Chestnut Square
  Brevard, NC
    Land                         1,059,548         295,984            -            295,984            -
    Buildings                                    1,113,464          7,539        1,121,003          83,340

Colony Square
  Fitzgerald, GA
    Land                              -            272,833            -            272,833            -
    Buildings                                    2,455,826        194,036        2,649,862         490,801

Commerce Crossing
  Commerce, GA
    Land                              -            378,089            889          378,978            -
    Buildings                                    4,072,946         15,569        4,088,515         206,016

Countryside Shops
  Cooper City, FL
    Land                              -          5,675,614            -          5,675,614            -
    Buildings                                   10,954,065         12,699       10,966,764         136,920

The Crossing
  Slidell, LA
    Land                              -          1,282,036            -          1,282,036            -
    Buildings                                    3,213,616            -          3,213,616           3,241


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Chadwick Square
  Hendersonville, NC
    Land                          40       January, 1992        1985
    Buildings

Chelsea Place
  New Port Richey, FL
    Land                          40         July, 1993         1992
    Buildings

Chester Plaza
  Chester, SC
    Land                          30        April, 1986        1967 &
    Buildings                                                    1992

Chestnut Square
  Brevard, NC
    Land                          40       January, 1992        1985
    Buildings

Colony Square
  Fitzgerald, GA
    Land                          40       February, 1988       1987
    Buildings

Commerce Crossing
  Commerce, GA
    Land                          40       December, 1992       1988
    Buildings

Countryside Shops
  Cooper City, FL
    Land                          40         June, 1994      1986, 1988
    Buildings                                                  & 1991

The Crossing
  Slidell, LA
    Land                          40       December, 1994      1988 &
    Buildings                                                   1993

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Delchamps Plaza
  Pascagoula, MS
    Land                      $  3,277,511    $    359,000    $       -      $     359,000    $       -
    Buildings                                    4,130,247         17,000        4,147,247         699,036

Douglas Commons
  Douglasville, GA
    Land                         6,314,134       2,543,385          2,951        2,546,336            -
    Buildings                                    5,958,475         70,128        6,028,603         367,746

Eden Centre
  Eden, NC
    Land                              -            625,901            -            625,901            -
    Buildings                                    2,901,316            -          2,901,316          12,088

Elmwood Oaks
  Harahan, LA
    Land                         9,000,000       4,558,654            -          4,558,654            -
    Buildings                                    6,560,014          7,120        6,567,134         484,058

First Street Station
  Albemarle, NC
    Land                              -            202,578            -            202,578            -
    Buildings                                    2,832,092            -          2,832,092          23,578

Forest Hills Centre
  Wilson, NC
    Land                              -            869,981            -            869,981            -
    Buildings                                    3,644,541        545,844        4,190,385         404,446

Forrest Gallery
  Tullahoma, TN
    Land                              -          2,124,023         10,639        2,134,662            -
    Buildings                                    9,917,627        218,773       10,136,400         504,267

Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                         1,773,737         787,583            -            787,583            -
    Buildings                                    1,860,360            -          1,860,360         527,524


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Delchamps Plaza
  Pascagoula, MS
    Land                          40       April, 1988          1987
    Buildings

Douglas Commons
  Douglasville, GA
    Land                          40        August, 1992        1988
    Buildings

Eden Centre
  Eden, NC
    Land                          40       November, 1994       1991
    Buildings

Elmwood Oaks
  Harahan, LA
    Land                          40       January, 1992        1989
    Buildings

First Street Station
  Albemarle, NC
    Land                          40        August, 1994        1989
    Buildings

Forest Hills Centre
  Wilson, NC
    Land                          40        August, 1990        1990
    Buildings

Forrest Gallery
  Tullahoma, TN
    Land                          40       December, 1992       1987
    Buildings

Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                          30         July, 1986         1988
    Buildings


IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Gaffney Plaza
  Gaffney, SC
    Land                      $       -       $     66,527    $       -      $      66,527    $       -
    Buildings                                      270,567         68,823          339,390         206,167

The Galleria
  Wrightsville Beach, NC
    Land                              -          1,069,672            -          1,069,672            -
    Buildings                                    5,222,517      1,243,580        6,466,097       1,145,238

Gulf Gate Plaza
  Naples, FL
    Land                              -            277,562            -            277,562            -
    Buildings                                    1,857,532      2,134,700        3,992,232       2,031,263

Harris Teeter
  Lexington, VA
    Land                              -            312,105            -            312,105            -
    Buildings                                    1,638,552        650,000        2,288,552         484,700

Heritage Walk
  Milledgeville, GA
    Land                              -            810,292            -            810,292            -
    Buildings                                    7,944,260            -          7,944,260         312,856

Hoffner Plaza
  Orlando, FL
    Land                              -            185,293            -            185,293            -
    Buildings                                      476,469        475,355          951,824         687,115

Lancaster Plaza
  Lancaster, SC
    Land                              -            120,790            -            120,790            -
    Buildings                                      743,852        299,267        1,043,119         365,108

Lancaster Shopping Center
  Lancaster, SC
    Land                              -            338,355            -            338,355            -
    Buildings                                    1,227,552         29,760        1,257,312         311,044


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Gaffney Plaza
  Gaffney, SC
    Land                          30        April, 1986        1964 &
    Buildings                                                   1974

The Galleria
  Wrightsville Beach, NC
    Land                          40       August, 1986 &      1986 &
    Buildings                              December, 1987       1990

Gulf Gate Plaza
  Naples, FL
    Land                          28         June, 1979        1969 &
    Buildings                                                   1974

Harris Teeter
  Lexington, VA
    Land                          30        June, 1988 &       1981 &
    Buildings                                June, 1989         1989

Heritage Walk
  Milledgeville, GA
    Land                          40         June,1993         1991 &
    Buildings                                                   1992

Hoffner Plaza
  Orlando, FL
    Land                          28         June, 1979         1972
    Buildings

Lancaster Plaza
  Lancaster, SC
    Land                          30        April, 1986         1971
    Buildings

Lancaster Shopping Center
  Lancaster, SC
    Land                          30       August, 1986 &      1963 &
    Buildings                              December, 1987       1987

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Lawrence Commons
  Lawrenceburg, TN
    Land                      $  2,772,496    $    715,653    $       829    $     716,482    $       -
    Buildings                                    2,719,190         16,056        2,735,246         164,336

Litchfield Landing
  North Litchfield, SC
    Land                              -            475,000            -            475,000            -
    Buildings                                    2,118,429         26,885        2,145,314         457,689

Macland Pointe
  Marietta, GA
    Land                         3,896,820       1,252,098            -          1,252,098            -
    Buildings                                    4,317,234        544,073        4,861,307         229,819

Masonova Plaza
  Daytona Beach, FL
    Land                              -            296,643            -            296,643            -
    Buildings                                    1,680,977      1,053,232        2,734,209       1,758,653

Millervillage Shopping Center
  Baton Rouge, LA
    Land                              -          1,926,535            -          1,926,535            -
    Buildings                                    5,661,992            -          5,661,992           4,714

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                              -          3,704,368          6,757        3,711,125            -
    Buildings                                    6,402,297        176,749        6,579,046         387,826

North River Village
  Ellenton, FL
    Land                              -          2,949,031            -          2,949,031            -
    Buildings                                    7,150,403         10,951        7,161,354         254,251

North Village Center
  North Myrtle Beach, SC
    Land                         2,891,504         483,400            -            483,400            -
    Buildings                                    2,785,154         13,325        2,798,479         529,581


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Lawrence Commons
  Lawrenceburg, TN
    Land                          40        August, 1992        1987
    Buildings

Litchfield Landing
  North Litchfield, SC
    Land                          40        August, 1986        1984
    Buildings

Macland Pointe
  Marietta, GA
    Land                          40       January, 1993       1992 &
    Buildings                                                   1993

Masonova Plaza
  Daytona Beach, FL
    Land                          25         June, 1979         1969
    Buildings

Millervillage Shopping Center
  Baton Rouge, LA
    Land                          40       December, 1994      1983 &
    Buildings                                                   1992

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                          40        August, 1992        1987
    Buildings

North River Village
  Ellenton, FL
    Land                          40      December, 1992 &     1988 &
    Buildings                              December, 1993       1993

North Village Center
  North Myrtle Beach, SC
    Land                          37        August, 1986        1984
    Buildings

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Old Kings Commons
  Palm Coast, FL
    Land                      $       -       $  1,491,458    $       -      $   1,491,458    $       -
    Buildings                                    4,474,372        116,376        4,590,748         772,796

Palm Gardens
  Largo, FL
    Land                              -             98,279            -             98,279            -
    Buildings                                      657,716      1,266,417        1,924,133         641,422

Parkmore Plaza
  Milton, FL
    Land                              -          1,789,806          8,141        1,797,947            -
    Buildings                                    6,419,777         42,683        6,462,460         326,553

Paulding Commons
  Dallas, GA
    Land                         8,818,984       2,312,372          2,687        2,315,059            -
    Buildings                                   10,606,781         28,274       10,635,055         641,662

Pensacola Plaza
  Pensacola, FL
    Land                         1,750,000         130,688            -            130,688            -
    Buildings                                    2,392,249        121,642        2,513,890         713,615

Pinhook Plaza
  Lafayette, LA
    Land                         7,585,167       2,768,151            -          2,768,151            -
    Buildings                                    8,304,453            -          8,304,453           5,664

Plaza Acadienne
  Eunice, LA
    Land                         2,457,481            -               -               -               -
    Buildings                                    2,917,925            -          2,917,925           1,950

Plaza North
  Hendersonville, NC
    Land                              -            657,797            770          658,567            -
    Buildings                                    1,795,992          4,685        1,800,677         108,552


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Old Kings Commons
  Palm Coast, FL
    Land                          40         May, 1988          1988
    Buildings

Palm Gardens
  Largo, FL
    Land                          26         June, 1979        1970 &
    Buildings                                                   1993

Parkmore Plaza
  Milton, FL
    Land                          40       December, 1992      1986 &
    Buildings                                                   1992

Paulding Commons
  Dallas, GA
    Land                          40        August, 1992        1991
    Buildings

Pensacola Plaza
  Pensacola, FL
    Land                          30         July, 1986         1985
    Buildings

Pinhook Plaza
  Lafayette, LA
    Land                          40       December, 1994      1979 &
    Buildings                                                   1992

Plaza Acadienne
  Eunice, LA
    Land                          40       December, 1994       1980
    Buildings

Plaza North
  Hendersonville, NC
    Land                          40        August, 1992        1986
    Buildings

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Providence Square
  Charlotte, NC
    Land                      $       -       $    450,000    $       300    $     450,300    $       -
    Buildings                                    1,895,606      1,850,822        3,746,428       2,161,028

Riverview Shopping Center
  Durham, NC
    Land                              -            400,000            322          400,322            -
    Buildings                                    1,476,500      4,126,211        5,602,711       1,518,664

Scottsville Square
  Bowling Green, KY
    Land                              -            653,010            765          653,775            -
    Buildings                                    1,782,340          2,089        1,784,429         107,711

Seven Hills
  Spring Hill, FL
    Land                         3,800,000       1,903,090            -          1,903,090            -
    Buildings                                    2,976,628         15,049        2,991,677         108,518

Shelby Plaza
  Shelby, NC
    Land                              -               -               -                 -             -
    Buildings                                      937,483        165,743        1,103,226         353,274

Sherwood South
  Baton Rouge, LA
    Land                              -            496,174            -            496,174            -
    Buildings                                    1,488,521            -          1,488,521           1,415

Siegen Village
  Baton Rouge, LA
    Land                              -          2,375,168            -          2,375,168            -
    Buildings                                    4,302,715            -          4,302,715             931

Smyrna Village
  Smyrna, TN
    Land                         4,213,514         968,358         20,601          988,959            -
    Buildings                                    4,743,708        109,899        4,853,607         293,409


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Providence Square
  Charlotte, NC
    Land                          35      December, 1971        1973
    Buildings

Riverview Shopping Center
  Durham, NC
    Land                          35        March, 1972         1973
    Buildings

Scottsville Square
  Bowling Green, KY
    Land                          40        August, 1992        1986
    Buildings

Seven Hills
  Spring Hill, FL
    Land                          40         July, 1993         1991
    Buildings

Shelby Plaza
  Shelby, NC
    Land                          30        April, 1986         1972
    Buildings

Sherwood South
  Baton Rouge, LA
    Land                          40       December, 1994    1972, 1988
    Buildings                                                  & 1992

Siegen Village
  Baton Rouge, LA
    Land                          40       December, 1994       1988
    Buildings

Smyrna Village
  Smyrna, TN
    Land                          40        August, 1992        1992
    Buildings

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Smyth Valley Crossing
  Marion, VA
    Land                      $       -       $  1,687,013    $     6,523    $   1,693,536    $       -
    Buildings                                    5,211,299         89,249        5,300,548         270,444

South Beach Regional
  Jacksonville Beach, FL
    Land                        15,569,828       3,972,815         19,710        3,992,525            -
    Buildings                                   17,115,106        701,610       17,816,716       1,066,090

Spalding Village
  Griffin, GA
    Land                        12,413,464       2,813,854          3,281        2,817,135            -
    Buildings                                   12,470,446         29,965       12,500,411         755,647

Stadium Plaza
  Phenix City, AL
    Land                         3,850,000       1,828,942          2,130        1,831,072            -
    Buildings                                    2,614,155         13,299        2,627,454         159,355

Stanley Market Place
  Stanley, NC
    Land                              -            198,103            -            198,103            -
    Buildings                                    1,602,832            -          1,602,832         116,900

Taylorsville Shopping Center
  Taylorsville, NC
    Land                              -             89,689            -             89,689            -
    Buildings                                    1,443,704      1,078,766        2,522,470         459,485

Thomasville Commons
  Thomasville, NC
    Land                         5,626,354         963,333            -            963,333            -
    Buildings                                    6,183,052         26,576        6,209,628         378,009

Union Plaza
  Union, SC
    Land                              -             18,154            -             18,154            -
    Buildings                                      140,468         69,129          209,597          95,467


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Smyth Valley Crossing
  Marion, VA
    Land                          40       December, 1992       1989
    Buildings

South Beach Regional
  Jacksonville Beach, FL
    Land                          40        August, 1992       1990 &
    Buildings                                                   1991

Spalding Village
  Griffin, GA
    Land                          40        August, 1992        1989
    Buildings

Stadium Plaza
  Phenix City, AL
    Land                          40        August, 1992        1988
    Buildings

Stanley Market Place
  Stanley, NC
    Land                          35       January, 1992       1980 &
    Buildings                                                   1991

Taylorsville Shopping Center
  Taylorsville, NC
    Land                          40       August, 1986 &      1982 &
    Buildings                              December, 1988       1988

Thomasville Commons
  Thomasville, NC
    Land                          40        August, 1992        1991
    Buildings

Union Plaza
  Union, SC
    Land                          30        April, 1986         1967
    Buildings

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
University Center
  Greenville, NC
    Land                      $       -       $    750,000    $       -      $     750,000    $       -
    Buildings                                    3,159,065         28,382        3,187,447         404,320

Valley West Mall
  Glendale, AZ
    Land                              -          1,500,000            -          1,500,000            -
    Buildings                                    5,801,772      2,905,826        8,707,598       4,401,486

Venice Plaza
  Venice, FL
    Land                           108,339         333,127            -            333,127            -
    Buildings                                    1,887,721        582,501        2,470,222       1,340,698

Village at Northshore
  Slidell, LA
    Land                         5,837,763       2,065,633            -          2,065,633            -
    Buildings                                    6,196,900            -          6,196,900           4,171

Waterlick Plaza
  Lynchburg, VA
    Land                              -          1,071,000            -          1,071,000            -
    Buildings                                    5,091,222         92,702        5,183,924         688,322

Watson Central
  Warner Robins, GA
    Land                              -          1,640,541         12,478        1,653,019            -
    Buildings                                   11,288,357         82,921       11,371,278         531,188

Wesley Chapel Crossing
  Decatur, GA
    Land                              -          3,822,875          9,154        3,832,029            -
    Buildings                                    7,020,873         40,812        7,061,686         356,807

West Gate Plaza
  Mobile, AL
    Land                              -            475,270            -            475,270            -
    Buildings                                    1,401,087        481,190        1,882,277         614,377


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
University Center
  Greenville, NC
    Land                          40       December, 1989       1989
    Buildings

Valley West Mall
  Glendale, AZ
    Land                          30        March, 1986         1973
    Buildings

Venice Plaza
  Venice, FL
    Land                          27         June, 1979        1971 &
    Buildings                                                   1979

Village at Northshore
  Slidell, LA
    Land                          40       December, 1994      1988 &
    Buildings                                                   1993

Waterlick Plaza
  Lynchburg, VA
    Land                          40       October, 1989       1973 &
    Buildings                                                   1988

Watson Central
  Warner Robins, GA
    Land                          40      December, 1992 &     1989 &
    Buildings                              October, 1993        1993

Wesley Chapel Crossing
  Decatur, GA
    Land                          40       December, 1992       1989
    Buildings

West Gate Plaza
  Mobile, AL
    Land                          25        June, 1974 &        1974
    Buildings                              January, 1985

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Westgate Square
  Sunrise, FL
    Land                      $       -       $  2,238,886    $       -      $   2,238,886    $       -
    Buildings                                    6,839,969            -          6,839,969          85,494

West Towne Square
  Rome, GA
    Land                              -            324,800            -            324,800            -
    Buildings                                    5,580,776         82,989        5,663,765         669,731

Willowdaile Shopping Center
  Durham, NC
    Land                              -            936,977            -            936,977            -
    Buildings                                    7,351,612        284,538        7,636,150       1,452,600

Winnsboro Plaza
  Winnsboro, SC
    Land                              -             60,574            -             60,574            -
    Buildings                                      463,641         90,335          553,976         172,581

Whitehall Kent Apartments
  Kent, OH
    Land                              -            136,404        117,938          254,342            -
    Buildings                                    2,136,996      1,163,947        3,300,943       1,986,550

Industrial Buildings
  Charlotte, NC - Industrial
    Land                              -            143,160        178,188          321,348            -
    Buildings                                    2,170,057        472,435        2,642,492       2,642,492

Plasti-Kote
  Medina, OH - Industrial
    Land                              -             81,390            -             81,390            -
    Buildings                                      346,979         54,570          401,549         401,549

Lawrence County
  Shopping Center
    Sybene, OH
      Land                            -            435,994            -            435,994            -


                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Westgate Square
  Sunrise, FL
    Land                          40         June, 1994        1984 &
    Buildings                                                   1988

West Towne Square
  Rome, GA
    Land                          40        April, 1990         1988
    Buildings

Willowdaile Shopping Center
  Durham, NC
    Land                          40       August, 1986 &       1986
    Buildings                              December, 1987

Winnsboro Plaza
  Winnsboro, SC
    Land                          30        April, 1986         1973
    Buildings

Whitehall Kent Apartments
  Kent, OH
    Land                          29         June, 1979         1968
    Buildings

Industrial Buildings
  Charlotte, NC - Industrial
    Land                          14         June, 1979        1956 &
    Buildings                                                   1963

Plasti-Kote
  Medina, OH - Industrial
    Land                          14         June, 1979        1961 &
    Buildings                                                   1966

Lawrence County
  Shopping Center
    Sybene, OH
      Land                                    May, 1971          1971

IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


                                                                  Costs       Gross Amount     Accumulated
                                                 Initial       Capitalized      at Which       Depreciation
                                                 Cost to      Subsequent to    Carried at        at Close
         Description           Encumbrances      Company       Acquisition    Close of Year      of Year
         -----------           ------------      -------       -----------    -------------    ------------
Grand Marche
  Shopping Center
    Lafayette, LA
      Land                    $       -       $    250,000    $       500    $     250,500    $       -

Manatee County
  Shopping Center
    Bradenton, FL
      Land                            -            241,798            -            241,798            -
                              ------------    ------------    -----------    -------------    ------------

                              $103,880,141    $416,280,016    $26,362,689    $ 442,642,705    $ 41,677,722
                              ============    ============    ===========    =============    ============

                               Estimated
                                Useful
                                Life of
                               Buildings       Date            Year
         Description            (Years)      Acquired       Completed
         -----------          ----------     --------       ---------
Grand Marche
  Shopping Center
    Lafayette, LA
      Land                               September, 1972       1969

Manatee County
  Shopping Center
    Bradenton, FL
      Land                                  May, 1971          1971





IRT PROPERTY COMPANY                                                 SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1994


NOTE:

Real estate activity is summarized as follows:

                                               Year Ended December 31,
                                    --------------------------------------------
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
                                    ============    ============    ============


IRT PROPERTY COMPANY                                                SCHEDULE XII
MORTGAGE LOANS ON REAL ESTATE
December 31, 1994




                                                                          Final       Periodic
                           Type of            Type of       Interest     Maturity      Payment
Location of Property        Loan             Property         Rate         Date         Terms    Prior Liens
--------------------        ----             --------         ----         ----         -----    -----------
                                                           (See Notes)               (See Notes)
Augusta, GA            First Mortgage    Shopping Center     10.25%    August, 1998      (1)      $   -

Lauderdale Lakes, FL   First Mortgage      Condominiums      10.00%      May, 2009       (2)          -

Nashville, TN          First Mortgage      Condominiums       8.63% -    2006-2007       (2)          -
                       Participation                         12.38%

Montgomery, AL          Wrap-Around         Apartments         (3)    September, 2001    (3)          -
                                                                                                  --------


                                                                                                      -

                                       Less interest discounts and negative goodwill                  -
                                                                                                  --------

                                                                                                  $   -


                                          Principal
                          Face Amount     Amount of
                         and Carrying   Loans Subject
                           Amount of      Principal
Location of Property       Mortgages     or Interest
--------------------       ---------    -------------
Augusta, GA                $3,245,122        -

Lauderdale Lakes, FL          145,369        -

Nashville, TN                  40,504        -


Montgomery, AL              5,194,228        -
                           ----------


                            8,625,223

                             (333,080)
                           ----------

                           $8,292,143
                           ==========



NOTES:

(1) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity August 1, 1998.

(2)  Monthly payments include principal and interest.

(3) Modified effective, December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively, requiring monthly payments of $45,382 of principal and interest for the remaining term, with a balloon payment at maturity. Additional interest at an annual rate of 1% accrues for the periods September 1,1984 through August 31, 1989 and September 1,1991 through August 31, 2001 and is payable at maturity or on sale of the property. In addition, the Company has agreed to fund additional principal of up to $260,000 under this mortgage to make certain capital improvements. This wrap-around mortgage is subject to two first mortgages having an aggregate balance of $1,134,260 as of December 31, 1994.

IRT PROPERTY COMPANY                                                SCHEDULE XII
MORTGAGE LOANS ON REAL ESTATE
December 31, 1994





Mortgage loan activity is summarized as follows:



                                                          Year Ended December 31,
                                                  ----------------------------------------
                                                     1994           1993           1992
                                                     ----           ----           ----
Balance at beginning of year                      $8,392,959    $12,528,542    $19,253,499

New mortgage loans                                    -              -              -

Additions to mortgage loans                           -              -              -

Amortization of interest discounts, negative
  goodwill and commitment fees                         7,076         93,801        398,370

Collections of principal                            (107,892)    (4,229,384)    (7,123,327)
                                                  ----------    -----------    -----------

Balance at end of year                            $8,292,143    $ 8,392,959    $12,528,542
                                                  ==========    ===========    ===========


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

         Exhibits.
         ---------

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

         (21) The Company has two subsidiaries, IRT Management Company ("IRTMC") and VW Mall, Inc. ("VWM"), Georgia corporations which are wholly owned by the Company. IRTMC was formed in 1990 and VWM in 1994.

         (23)* Consent of Arthur Andersen & Co. to the incorporation of their report included in this Form 10-K in the Company's previously filed Registration Statements File Nos. 33-65604, 33-66780, 33-51238, 33-59938, 33-64628 and 33-64741.

         (23)(a) Consent of Arthur Andersen & Co. to the incorporation of their report included in this Form 10-K/A Amendment No. 1 in the Company's previously filed Registration Statements File Nos. 33-65604, 33-66780, 33-51238, 33-59938, 33-64628 and 33-64741.

         (27)*   Financial Data Schedule (for S.E.C. use only)

         *       Previously filed.

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

         February 21, 1995                     IRT PROPERTY COMPANY

                                               By:/s/ Donald W. MacLeod
                                                  ----------------------------
                                                      Donald W. MacLeod
                                                      Chairman and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald W. MacLeod            Chairman of the              February 21, 1995
----------------------------     Board, President and
    Donald W. MacLeod            Director (Principal
                                 Executive Officer)


/s/ Mary M. Thomas               Executive Vice               February 21, 1995
----------------------------     President, Chief
    Mary M. Thomas               Financial Officer
                                 and Director (Principal
                                 Financial & Accounting
                                 Officer)


/s/ Homer B. Gibbs, Jr.          Director                     February 21, 1995
----------------------------
    Homer B. Gibbs, Jr.

/s/ Samuel W. Kendrick           Director                     February 21, 1995
----------------------------
    Samuel W. Kendrick

/s/ Thomas H. McAuley            Director                     February 21, 1995
----------------------------
    Thomas H. McAuley

/s/ Bruce A. Morrice             Director                     February 21, 1995
----------------------------
    Bruce A. Morrice

/s/ James H. Nobil               Director                     February 21, 1995
----------------------------
    James H. Nobil

/s/ Louis P. Wolfort             Director                     February 21, 1995
----------------------------
    Louis P. Wolfort

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended and restated Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     IRT PROPERTY COMPANY



Date:  September 28, 1995            By:/s/Mary M. Thomas
       ------------------               ---------------------------------
                                        Mary M. Thomas
                                        Executive Vice President &
                                        Chief Financial Officer