Form 10-Q
period 1995-09-30
IRT PROPERTY CO
filed 1995-11-03
CIK 311099

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended        September 30, 1995
                                        ---------------------------------

                                     OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From               to
                                        -------------    ------------


Commission File Number                                                    1-7859
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

                               (404) 955-4406
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                     N/A
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at November 3, 1995
---------------------------                      -------------------------------

Common Stock, $1 Par Value                               25,656,477 Shares

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            IRT PROPERTY COMPANY

                         CONSOLIDATED BALANCE SHEETS

                                                                    September 30,               December 31,
                                                                       1995                        1994
                                                                    -------------               ------------
                                                                     (Unaudited)
 ASSETS
 Real estate investments:

   Rental properties, at cost                                        $451,776,332               $442,642,705
   Accumulated depreciation                                           (49,114,718)               (41,677,722)
                                                                     ------------               ------------

                                                                      402,661,614                400,964,983

   Net investment in direct financing
     leases                                                             9,134,714                  9,295,880
   Mortgage loans, net of interest
     discounts of $277,976 in 1995 and
     $311,033 in 1994                                                   8,518,027                  8,292,143
                                                                     ------------               ------------

       Net real estate investments                                    420,314,355                418,553,006

 Cash and cash equivalents                                              4,461,161                  1,841,388
 Accrued interest receivable                                              491,138                    544,712
 Prepaid expenses and other assets                                      8,300,873                  7,640,249
                                                                     ------------               ------------

                                                                     $433,567,527               $428,579,355
                                                                     ============               ============
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:
   Mortgage notes payable plus net
     interest premium of $101,620 in
     1995 and $92,683 in 1994                                        $102,162,555               $105,107,084
   7.3% convertible subordinated
     debentures due August 15, 2003                                    84,905,000                 86,250,000
   Indebtedness to bank                                                36,000,000                 26,000,000
   Accrued interest on debentures                                         791,973                  2,378,583
   Accrued expenses and other
     liabilities                                                        8,214,470                  4,726,224
   Deferred income taxes                                                1,079,000                  1,079,000
                                                                     ------------               ------------

       Total liabilities                                              233,152,998                225,540,891
                                                                     ------------               ------------

 Commitments and Contingencies (Note 7)

 Shareholders' Equity:
   Common stock, $1 par value,
     authorized 75,000,000 shares;
     25,652,281 shares issued and
     outstanding in 1995 and 25,420,747
     shares in 1994                                                    25,652,281                 25,420,747
   Additional paid-in capital                                         200,029,583                197,937,465
   Cumulative distributions in excess
     of net earnings                                                  (25,267,335)               (20,319,748)
                                                                     ------------               ------------

       Total shareholders' equity                                     200,414,529                203,038,464
                                                                     ------------               ------------

                                                                     $433,567,527               $428,579,355
                                                                     ============               ============


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                             IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF EARNINGS
                 For the Three- and Nine-Month Periods Ended
                         September 30, 1995 and 1994
                                 (Unaudited)

                                                Three Months Ended                  Nine Months Ended
                                                  September 30,                       September 30,
                                                ------------------                  -----------------

                                              1995              1994              1995              1994
                                              ----              ----              ----              ----
 Revenues:
   Income from rental
     properties                            $14,525,464       $11,455,323      $43,376,431       $32,738,597
   Interest                                    226,751           611,617          673,116         2,347,134
   Interest on direct
     financing leases                          234,616           239,721        1,055,156         1,014,943
                                           -----------       -----------      -----------       -----------

                                            14,986,831        12,306,661       45,104,703        36,100,674
                                           -----------       -----------      -----------       -----------

 Expenses:
   Operating expenses of real
     estate investments                      3,171,109         2,648,280        9,394,764         7,504,297
   Interest on mortgages                     2,267,545         1,962,627        6,982,611         6,231,450
   Interest on debentures                    1,549,515         1,551,623        4,660,547         4,685,666
   Interest on indebtedness
     to bank                                   543,653            24,502        1,603,825            72,750
   Depreciation                              2,551,815         2,092,424        7,718,972         6,043,805
   Amortization of debt costs                  111,794           111,786          333,055           334,668
   General & administrative                    880,960           764,820        2,413,407         2,056,738
                                           -----------       -----------      -----------       -----------

                                            11,076,391         9,156,062       33,107,181        26,929,374
                                           -----------       -----------      -----------       -----------

       Earnings before gain
          (loss) on real
          estate investments                 3,910,440         3,150,599       11,997,522         9,171,300
                                           -----------       -----------      -----------       -----------

 Gain (loss) on real estate
   investments:
     Gain (loss) on sales of
       properties                               -                257,036          (74,757)          257,036
     Valuation loss                             -                 -                -             (3,685,454)
                                           -----------       -----------      -----------       -----------

                                                -                257,036          (74,757)       (3,428,418)
                                           -----------       -----------      -----------       -----------

       Earnings before
         extraordinary item                  3,910,440         3,407,635       11,922,765         5,742,882

 Extraordinary item -
   Gain (loss) on
     extinguishment of
     debt                                       -                 -                -              3,748,095
                                           -----------       -----------      -----------       -----------

       Net earnings                        $ 3,910,440       $ 3,407,635      $11,922,765       $ 9,490,977
                                           ===========       ===========      ===========       ===========

 Per Share:

   Earnings before
     extraordinary
     item                                  $      0.15       $      0.13      $      0.47       $      0.22

   Extraordinary item                           -                 -                -                   0.15
                                           -----------       -----------      -----------       -----------

       Net earnings                        $      0.15       $      0.13      $      0.47       $      0.37
                                           ===========       ===========      ===========       ===========



 Weighted average number of
   shares outstanding                       25,626,357        25,367,434       25,564,538        25,332,596
                                           ===========       ===========      ===========       ===========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)





                                                                   Additional        Distributions          Total
                                                   Common           Paid-In           in Excess of      Shareholders'
                                                   Stock            Capital           Net Earnings          Equity
                                                -----------      ------------        -------------      -------------
 Balance at December 31, 1993                   $25,288,624      $196,793,150        $(11,746,607)       $210,335,167

 Net earnings for period                             -                 -                9,490,977           9,490,977

 Cash dividends paid -
   $.63 per share                                    -                 -              (15,953,296)        (15,953,296)

 Issuance of shares under
 Dividend Reinvestment
 Plan, net                                           70,820           612,258              -                  683,078

 Exercise of Incentive Stock
 Options, net                                         1,010             2,131              -                    3,141

 Issuance of shares for the
   acquisition of properties                         27,383           269,619              -                  297,002
                                                -----------      ------------        ------------        ------------


 Balance at September 30, 1994                  $25,387,837      $197,677,158        $(18,208,926)       $204,856,069
                                                ===========      ============        ============        ============


 Balance at December 31, 1994                   $25,420,747      $197,937,465        $(20,319,748)       $203,038,464

 Net earnings for period                             -                 -               11,922,765          11,922,765

 Cash dividends paid -
   $.66 per share                                    -                 -              (16,870,352)        (16,870,352)

 Issuance of shares under
 Dividend Reinvestment
 Plan, net                                           89,306           732,720              -                  822,026

 Conversion of debentures,
 net                                                119,554         1,175,718              -                1,295,272

 Exercise of Incentive Stock
 Options, net                                         7,000            46,375              -                   53,375

 Issuance of shares for the
   acquisition of properties                         15,674           137,305              -                  152,979
                                                -----------      ------------        ------------        ------------


 Balance at September 30, 1995                  $25,652,281      $200,029,583        $(25,267,335)       $200,414,529
                                                ===========      ============        ============        ============





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)



                                                                                     1995                   1994
                                                                                     ----                   ----
 Cash flows from operating activities:
   Net earnings                                                                   $ 11,922,765           $  9,490,977
   Adjustments to reconcile earnings to net cash from
     operating activities:
       Depreciation                                                                  7,718,972              6,043,805
       Gain (loss) on real estate investments                                           74,757              3,428,418
       Extraordinary gain                                                               -                  (3,748,095)
       Amortization of debt costs                                                      333,055                334,668
       Recovery of investment in direct
         financing leases                                                              161,166                132,815
                                                                                  ------------           ------------

                                                                                    20,210,715             15,682,588
       Changes in accrued assets and liabilities:
         Decrease in accrued interest on debentures                                 (1,586,610)            (1,311,719)
         Increase in interest receivable, prepaid
           expenses and other assets                                                  (989,818)              (852,966)
         Increase in accrued expenses and other
           liabilities                                                               3,499,625              2,900,571
                                                                                  ------------           ------------


       Net cash flows from operating activities                                     21,133,912             16,418,474
                                                                                  ------------           ------------

 Cash flows from (used in) investing activities:
   Proceeds from sale of investments                                                   820,377                562,070
   Additions to real estate investments, net -
     Acquisitions, expansions and renovations                                       (7,032,328)           (32,749,806)
     Improvements                                                                     (672,464)              (630,617)
   Collections of mortgage loans, net                                                   34,116                 46,600
   Additions to mortgage loans                                                        (260,000)                -
                                                                                  ------------           ------------
       Net cash flows used in investing
         activities                                                                 (7,110,299)           (32,771,753)
                                                                                  ------------           ------------

 Cash flows from (used in) financing activities:
   Cash dividends paid, net of dividends reinvested                                (16,048,326)           (15,270,218)
   Cash in lieu of fractional shares on conversion of
     debentures                                                                            (15)                -
   Exercise of Incentive Stock Options, net                                             53,375                  3,141
   Amortization of mortgage notes payable, net                                      (1,206,308)              (979,716)
   Repayment of mortgage notes payable, net                                         (4,202,566)            (8,378,095)
   Increase in bank indebtedness, net                                               10,000,000                 -
   Extraordinary item -
     Gain on extinguishment of debt                                                     -                   3,748,095
                                                                                  ------------           ------------
       Net cash flows used in financing activities                                 (11,403,840)           (20,876,793)
                                                                                  ------------           ------------

 Net increase (decrease) in cash and cash equivalents                                2,619,773            (37,230,072)

 Cash and cash equivalents at beginning of period                                    1,841,388             78,629,700
                                                                                  ------------           ------------
 Cash and cash equivalents at end of period                                       $  4,461,161           $ 41,399,628
                                                                                  ============           ============





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                            1995                1994
                                                                            ----                ----
 Supplemental disclosures of cash flow
 information:
 -------------------------------------

 Cash paid during the year for interest
   related to:

     Mortgage notes payable                                             $ 7,021,470          $ 6,349,590
     Convertible subordinated debentures, net
       of $36,521 capitalized in 1994                                     6,247,157            6,033,906


     Indebtedness to banks, net of $93,063
       capitalized in 1995                                                1,507,657               72,772
                                                                        -----------          -----------
         Total cash paid during the period
           for interest                                                 $14,776,284          $12,456,268
                                                                        ===========          ===========



 Supplemental schedule of noncash investing
 and financing activities:
 ------------------------------------------
 Acquisitions, expansions and renovations:

   Cost of acquisitions, expansions and
     renovations                                                        $ 9,649,652          $33,046,808
   Additions to mortgage notes payable -
     Assumed, including interest premium at
     date of acquisition of $80,890                                      (2,464,345)              -

   Issuance of common stock                                                (152,979)            (297,002)
                                                                        -----------          ------------


       Cash paid for acquisitions, expansions
         and renovations of real estate
         investments                                                    $ 7,032,328          $32,749,806
                                                                        ===========          ===========

 Conversion of debentures:

   Debentures converted                                                 $ 1,345,000          $    -
   Associated unamortized debenture costs                                   (49,713)              -
   Equity issued on conversion                                           (1,295,272)              -
                                                                        -----------          -----------
       Cash paid in lieu of fractional shares                           $        15          $    -
                                                                        ===========          ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

                  Notes to Consolidated Financial Statements
                         September 30, 1995 and 1994


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1994. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 1995 and 1994 have been recorded.

2.       Earnings Per Share

         Earnings per share have been computed based on the weighted average number of shares of common stock outstanding. The effect on earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

3.       Interest on Short-Term Investments

         Interest income includes income on certificates of deposit of $522,697 and $1,945,896 for the three- and nine-month periods ended September 30, 1994, respectively.

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

5.       Gain (Loss) on Sales of Properties

         In February 1995, the Company sold a parcel of land containing 1.03 acres at its Siegen Village Shopping Center in Baton Rouge, Louisiana for a total sales price of $325,000 and recognized a loss of approximately $16,700 for financial reporting purposes. In April 1995, the Company sold Union

Plaza and Winnsboro Plaza shopping centers for aggregate sales prices of $545,000 and recognized net losses totaling $59,900 for financial reporting purposes. Additionally, the Company recognized a gain of $1,800 on a condemnation of a small parcel of land.

         In September 1994, the Company sold two parcels of land totaling 2.03 acres at its Forest Hills Shopping Center in Wilson, North Carolina for an aggregate sales price of $590,000 and recognized a gain of approximately $257,000 for financial reporting purposes.

6.       Valuation Loss and Extraordinary Item

         In June 1994, the Company recognized a $3,748,000 extraordinary gain on the purchase of the mortgage secured by Valley West Mall and recorded a $3,685,000 reduction in the carrying value of this investment due to a permanent impairment in its value. The 9.5% mortgage had an outstanding principal balance of $8,248,000 at the time the Company purchased it for $4,500,000.

7.       Commitments and Contingencies

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

         The Dreyfus holdback, which expires in December 1995, contained a total of 121,472 shares. For the period December 23, 1992 through June 30, 1995, the number of shares available to the sellers was reduced by 34,376 shares and the Company issued 76,063 shares to the sellers, leaving a balance of 11,033 holdback shares.

         The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers are entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares may be extinguished at the close of the periods. The Company paid no dividend equivalents during the first nine months of 1995 and $31,227 of dividend equivalents during the first nine months of 1994 to the sellers of the Sofran centers. Also, the Company paid dividend equivalents of $10,869 and $37,779 during the first three quarters of 1995 and 1994, respectively, to the sellers of the Dreyfus centers. These payments are considered part of the cost of acquisition on the respective payment dates.

         Additionally, the seller of one of the IBM/Dreyfus centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through June 30, 1995, 37,847 shares held as collateral were released to the seller and 8,957 shares were retired, leaving a balance of 68,539 shares.

8.       Subsequent Event

         On October 27, 1995, the Company sold a parcel of land containing 1.35 acres at its Willowdaile Shopping Center in Durham, North Carolina for a total sales price of $375,000 and recognized a gain of approximately $293,000 for financial reporting purposes.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

         Material Changes in Financial Condition.    During the first nine
months of 1995, the Company borrowed $10,000,000 under its revolving term loan and received cash proceeds of approximately $811,000 on sales of a parcel of land and two shopping centers. It utilized funds of a) $6,820,000 for the acquisition of two shopping center investments, consisting of cash of approximately $4,437,000 and the assumption of mortgage debt of approximately $2,383,000 secured by one of the centers, b) $2,585,000 to fund expansion or redevelopment costs of five existing investments, and c) $260,000 to fund capital improvements under its mortgage loan investment secured by Spanish Quarter Apartments. Additionally, in March 1995, $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share.

         Acquisitions of real estate investments during the first nine months of 1994, aggregating approximately $33,047,000, consisted of (a) the purchase of three shopping center investments; (b) the payment of dividend equivalents on the holdback shares retained in the 1992 purchase of 17 shopping center investments; (c) the issuance of certain of the holdback shares earned by one of the sellers; (d) the funding of expansion or redevelopment costs of six existing investments; and (e) the purchase of the land underlying Valley West Mall. These acquisitions were funded by approximately $32,750,000 cash and the issuance of 27,383 shares of the Company's common stock valued at $10.85 per share.

         In June 1994, the Company also utilized $4,500,000 of cash to prepay its $8,248,000 mortgage note payable secured by Valley West Mall. This prepayment resulted in the recognition of an extraordinary gain on extinguishment of debt of approximately $3,748,000 and a reduction in annual debt service of approximately $1,076,000. As a result of this transaction, the Company reduced the carrying value of this investment by approximately $3,685,000 due to a permanent impairment in its value. In conjunction with the restructuring of this investment, in August 1994 the Company purchased the underlying land for $1,500,000 cash and terminated the ground lease, thereby extinguishing approximately $203,000 of annual ground rental payments.

         Material Changes in Results of Operations. The Company's 1994 and 1995 property acquisitions, expansions and redevelopments offset by property sales resulted in net increases in income from rental properties, operating expenses of real estate investments, interest on mortgages and depreciation during the quarter and nine months ended September 30, 1995. The increase in interest expense on mortgages was partially offset by (a) the refinancing of a mortgage note payable in February 1994 which reduced the interest rate from 12.625% to 8.125%, (b) the prepayment of the 9.5% mortgage secured by Valley West Mall in June 1994, (c) the repayment of a $1,750,000 variable rate mortgage in May 1995, (d) the refinancing of a $9,000,000 mortgage in June 1995, reducing the face of the mortgage to $7,500,000 and the interest rate from 9.75% to 8.375%, (e) the maturity of a 9.5% fully amortized mortgage note payable in August 1995, and (f) the refinancing of a $12,357,983 mortage in September 1995, reducing the face of the mortgage to $11,376,690 and the interest rate from 9.357% to 8.194%.

         The decrease in interest income during the quarter and nine months ended September 30, 1995 was primarily the result of the investment of the remaining proceeds of the Company's 1993 public offerings in December 1994. During the three- and nine-month periods ended September 30, 1994, the Company earned approximately $523,000 and $1,946,000, respectively, on short-term money-market investments.

         During the first quarter of 1995, the Company received percentage rentals totaling $347,000 from its four Wal-Mart investments accounted for as direct financing leases, an increase of approximately $55,000 over that received in 1994.

         The Company had no borrowings under its bank credit facility during the nine months ended September 30, 1994, but had average borrowings of approximately $27,351,000 during the comparable period in 1995. This resulted in increased interest expense on bank debt for the three- and nine-month periods ended September 30, 1995.

         The increase in general and administrative expenses in 1995 was primarily due to the costs of increased administrative and property management personnel as well as increased shareholder relations costs, state franchise taxes and directors' fees.

         Funds from Operations . Funds from operations is defined as net cash flows from operating activities before changes in accrued assets and liabilities. Funds from operations totaled $6,622,187 and $5,400,260 for the three-month periods ended September 30, 1995 and 1994, respectively, and $20,210,715 and $15,682,588, respectively, for the nine months then ended. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         During the quarter and nine months ended September 30, 1994, the Company had an average of approximately $45,500,000 and $65,900,000, respectively, of the proceeds of the August 1993 equity and debt offerings invested in short-term money market investments earning an average interest rate of approximately 4.5% and 3.9%, respectively. This resulted in temporary dilution in funds from operations in 1994.

PART II.  OTHER INFORMATION


Item 3.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 (27) Financial Data Schedule (for S.E.C. use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                                 IRT PROPERTY COMPANY


Date: November 3, 1995                           /s/ Donald W. MacLeod
      ----------------                           --------------------------
                                                  Donald W. MacLeod
                                                  Chairman & President


Date: November 3, 1995                           /s/ Thomas H. McAuley
      ----------------                           --------------------------
                                                  Thomas H. McAuley
                                                  President & Chief Operating
                                                  Officer


Date: November 3, 1995                           /s/ Mary M. Thomas
      ----------------                           --------------------------
                                                  Mary M. Thomas
                                                  Executive Vice President &
                                                  Chief Financial Officer