Form 10-K405
period 1995-12-31
IRT PROPERTY CO
filed 1996-02-16
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


         (X)     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended        December 31, 1995
                                    ---------------------------
                                       OR

         ( )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From            to
                                        ----------    ----------
Commission File Number                                              1-7859
--------------------------------------------------------------------------

                      IRT PROPERTY COMPANY
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Georgia                                    58-1366611
---------------------------------------        ---------------------------
(State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

200 Galleria Parkway, Suite 1400
      Atlanta, Georgia                                    30339
----------------------------------------        --------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (770) 955-4406
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on
     Title of each class               which registered
     -------------------            ------------------------
    Shares of Common Stock           New York Stock Exchange
        $1 Par Value

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      X
                   ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---
Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at February 9, 1996 was $237,658,363. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at February 9, 1996 was $234,063,374.

25,692,796 shares of Common Stock, $1 Par Value, outstanding at February 9,
1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

                                     PART I

Item 1.  Business.

         General Development of Business . IRT Property Company (the "Company"), founded in 1969, is a self-administered and self-managed equity real estate investment trust which invests primarily in neighborhood and community shopping centers which are located in the Southeastern United States and are anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores. IRT Property Company was incorporated under the laws of Georgia in June 1979. It was organized in order to accommodate a merger of Investors Realty Trust, a Tennessee business trust organized in 1969, and Summit Properties, an Ohio business trust organized in 1965. That merger was accomplished effective June 20, 1979, and the Company then succeeded to all of the assets and liabilities of both trusts.

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

         For a description of the Company's individual investments and of material developments during the year regarding these investments and the Company as a whole, reference is made to Items 2 and 7 hereof. For financial information about the Company's 1987 and 1993 debenture offerings, reference is made to Items 6 and 7 and to Note 7 to the consolidated financial statements. For information regarding the Company's 1993 common stock offering, reference is made to Item 7 and to Note 2 to the consolidated financial statements. Readers are also urged to review the Company's Annual Report to Shareholders for the year ended December 31, 1995.

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

         The Company directly provides property management and leasing services for all but one of its operating properties. Self-management enables the Company to emphasize and more closely control leasing and property management. Internal property management also provides the Company opportunities for operating efficiencies by enabling it to acquire additional properties without proportionate increases in property management expenses. The Company's property management program is implemented by on-site property managers and property management and leasing professionals located in offices in Atlanta, Charlotte, Orlando and New Orleans.

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

         For any borrowed funds that may be used in new investment activity, the Company would be in competition with other borrowers seeking both secured and unsecured borrowings in the banking, real estate lending and public debt markets. For a description of the Company's mortgage debt, reference is made to Table V in Item 2 hereof, to Item 7 and to Note 6 to the consolidated financial statements included as a part of this report. For a description of the Company's 7.3% convertible subordinated debentures, reference is made to
Item 7 and to Note 7 to the consolidated financial statements. For a description of the Company's $100,000,000 revolving term loan, reference is made to Item 7 and to Note 8 to the consolidated financial statements.

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

         The Company's Charlotte, North Carolina industrial facility is among the sites appearing on the Comprehensive Environmental Response, Compensation and Liability Information System List ("CERCLIS") maintained by the United States Environmental Protection Agency ("EPA"). The CERCLIS list contains sites which have possible environmental contamination. The EPA regularly requests that state environmental agencies conduct screening site investigations ("SSI") at various sites appearing on the CERCLIS list. At the request of the EPA, the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") conducted an SSI at this facility on May 28, 1991. Following receipt of results of such SSI, the DEHNR advised the Company that it would not recommend further action to the EPA with respect to this facility. The Company understands that the EPA has determined that no further action is necessary at the site, and the site currently appears in the CERCLIS list as a "delisted" site.

         The Charlotte industrial facility contained underground petroleum and used oil storage tanks ("USTs") believed to have been owned by the previous owner of this property. The Company (through an environmental consulting firm) removed the USTs in December 1993, and on March 2, 1994, DEHNR notified the Company that certain investigative, corrective and/or remedial actions ("Corrective

Actions") must be performed by the Company to, among other things, determine the level of soil and/or groundwater contamination due to suspected leakage from some of the USTs. The Company has investigated the property to the satisfaction of DEHNR. The investigation confirmed the presence of petroleum product-related substances in soil and groundwater at levels that exceed applicable standards. The investigation also revealed the presence of free phase liquids in one monitoring well at the property.

         The Company has begun removing free phase liquids from the well on the property. In addition, the Company has submitted to DEHNR a Corrective Action Plan ("CAP") and schedule to address petroleum-impacted soil and groundwater at the site. Soil excavation work has been completed, and the Company plans to address petroleum-impacted groundwater in due course. According to the CAP, the estimated remaining cost for site remediation ranges from $129,000 to
$193,000 over a period of 3 to 6 years.   Although the Company believes that
certain of the costs of Corrective Action are reimburseable under the North Carolina Commercial Leaking Petroleum Underground Storage Tank Cleanup Fund, the Company has accrued $129,000 based on these estimates. The CAP may be revised, and the estimated costs may change, but based on the information presently available, the Company believes any additional costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         During its soil and groundwater investigation at Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in groundwater monitoring well BB-1 that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act ("MCLs"). The Company has notified the Louisiana Department of Environmental Quality-Groundwater Protection Division ("LDEQ-GWPD") of such discovery. The Company has been advised that the groundwater impact appears to be very localized, since six other groundwater monitoring wells placed around the initial well did not exhibit any impact. At the request of LDEQ-GWPD, the Company subsequently installed two additional wells in the immediate area of well BB-1 and sampled them at different depths, confirming concentrations of chemicals above MCLs at that location. There can be no assurance that the LDEQ-GWPD will not require remediation, but based on information presently available to the Company and discussions with the Company's environmental consultant, the Company believes the cost of any such remediation would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         Leaking petroleum USTs formerly located at the Company's Venice Plaza Shopping Center in Venice, Florida, have affected soil and groundwater at this center. Kash n' Karry Food Stores, Inc., the Florida food division of Lucky Stores, Inc., formerly operated such USTs at Venice Plaza Shopping Center and is addressing the releases. No Corrective Action concerning such leaking USTs has been requested or required of the Company by any federal, state or local agency or any other party.

         Solvents apparently relating to drycleaning activities have been discovered in soil and groundwater in the immediate vicinity of the premises of a current tenant operating a dry cleaning facility at the Company's Westgate Square Shopping Center in Sunrise, Florida. The tenant has agreed to investigate this discovery, and the Company expects to receive a report from the tenant. In addition, the Company has been informed that costs of any necessary Corrective Action may be funded in part through a program established by the State of Florida. No Corrective Action concerning the solvents has been requested or required of the Company by any federal, state or local agency or any other party.

         Based on information presently available to the Company, the Company believes that Kash n' Karry Food Stores, Inc. and/or Lucky Stores, Inc. in the case of Venice Plaza Shopping Center, or the drycleaning facility tenant in the case of Westgate Square, have the primary responsibility for undertaking any necessary Corrective Action at these properties. There can be no assurance that the Company will not be required to undertake Corrective Action at these sites, but based on the information presently available to the Company, the Company believes that the costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         Leaking petroleum USTs and other environmental concerns located on property owned by third parties may affect certain properties of the Company. Examples include Gulf Gate Plaza Shopping Center, Naples, Florida; Thomasville Commons, Thomasville, North Carolina; Wesley Chapel Crossing, Decatur, Georgia; and Chestnut Square, Brevard, North Carolina. Based on information presently available to the Company, the Company believes that the third party landowners or UST operators are responsible for Corrective Action for any such matters. Accordingly, the Company believes that the costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         The Company has not commissioned independent environmental analyses with respect to properties acquired prior to 1989, except as required pursuant to a former secured revolving term loan. Phase I environmental site assessments (which generally did not include environmental sampling, monitoring or laboratory analysis) were implemented by the Company with respect to those properties which the Company acquired from 1989 to the present, prior to the acquisition of such properties. No assurance can be given that hazardous substances are not located on any of the properties. However, the Company has no reason to believe that any environmental contamination has occurred nor any violation of any applicable environmental law, statute, regulation or ordinance exists that would have a material adverse effect on the Company's results of operations, financial position or liquidity. The Company presently carries no insurance coverage for the types of environmental risks described above.

         Employees . The Company presently employs 57 persons, 10 of whom are on-site management, maintenance and security personnel at four of the Company's real estate investments.

Item 2.  Properties.

         The following tables and notes thereto describe the properties in which the Company had investments at December 31, 1995, as well as the mortgage indebtedness to which the Company's investments were subject. Reference is made to Note 3 to the consolidated financial statements included as a part of this report for information on minimum base rentals on noncancellable operating leases for the next five years and thereafter.

I.  EQUITY INVESTMENTS (LAND & BUILDINGS)

    The Company had a fee or leasehold interest in land and improvements thereon as follows:

                                                               Percent                Cost to   Depreciated    Property    Property
                                  Date         Area or         Leased     Year        Company       Cost          FFO     Net Income
          Description           Acquired    Rental Units      12/31/95  Completed     12/31/95    12/31/95      1995 (1)    1995 (2)
          -----------           --------    ------------      --------  ---------     --------    --------      --------   ---------
       SHOPPING CENTERS
Abbeville Plaza                  4/86        59,525 sq. ft.      53%     1970       $516,598       $327,328     $33,874     $14,373
  Abbeville, SC
Ambassador Row                   12/94      193,982 sq. ft.      83%    1980 &     9,766,940      9,582,153     989,432     808,318
  Lafayette, LA                                                          1991
Ambassador Row Courtyard         12/94      155,483 sq. ft.      79%    1986 &    11,597,751     11,375,369   1,133,717     916,259
  Lafayette, LA                                                          1991
Asheville Plaza                  4/86        49,800 sq. ft.     100%     1967        405,287        294,719      95,736      84,540
  Asheville, NC
Bluebonnet Village               12/94       89,879 sq. ft.      99%     1983      8,075,331      7,933,066     838,504     700,754
  Baton Rouge, LA
The Boulevard                    12/94       68,012 sq. ft.      97%    1976 &     3,797,687      3,724,683     415,787     344,662
  Lafayette, LA                                                          1994
Carolina Place                   5/89        36,560 sq. ft.     100%     1989      2,351,494      2,023,114     224,385     174,045
  Hartsville, SC
Centre Pointe Plaza              12/92 &    163,642 sq. ft.     100%    1989 &     9,141,906      8,528,368     861,159     650,436
  Smithfield, NC                  12/93                                  1993
Chadwick Square                  1/92        31,700 sq. ft.     100%     1985      1,456,727      1,341,201     196,566      97,324
  Hendersonville, NC
Chelsea Place                     7/93       81,144 sq. ft.     100%     1992      6,937,585      6,596,476     733,963     595,207
  New Port Richey, FL
Chester Plaza                    4/86 &      71,443 sq. ft.      66%    1967 &     2,199,971      1,776,111     218,447     134,588
  Chester, SC                    2/92                                    1992
Chestnut Square                  1/92        39,640 sq. ft.     100%     1985      1,416,987      1,304,551     228,192      95,232
  Brevard, NC
Colony Square                    2/88        50,000 sq. ft.     100%     1987      2,929,230      2,344,643     258,894     165,109
  Fitzgerald, GA
Commerce Crossing                12/92      100,668 sq. ft.     100%     1988      4,482,688      4,173,413     416,287     313,029
  Commerce, GA
Country Club Plaza               1/95        64,686 sq. ft.      81%     1982      4,091,000      4,016,759     420,653     346,412
  Slidell, LA
Countryside Shops                6/94       173,161 sq. ft.     100%   1986,1988  16,692,632     16,279,162   1,734,868   1,458,318
  Cooper City, FL                                                       & 1991
The Crossing                     12/94      113,989 sq. ft.     100%    1988 &     4,565,502      4,481,921     464,286     383,946
  Slidell, LA                                                            1993
Delchamps Plaza                  4/88        66,857 sq. ft.     100%     1987      4,515,233      3,710,104     467,848      56,687
  Pascagoula, MS
Douglas Commons                  8/92        97,027 sq. ft.      95%     1988      8,609,091      8,081,659     784,751       9,823
  Douglasville, GA

                                                                Percent                Cost to   Depreciated    Property   Property
                                  Date           Area or        Leased      Year       Company      Cost          FFO     Net Income
          Description           Acquired      Rental Units     12/31/95   Completed    12/31/95   12/31/95      1995 (1)   1995 (2)
          -----------           --------      ------------     --------   ---------    --------   --------      --------   ---------
  SHOPPING CENTERS,continued
Eden Centre                       11/94       56,355 sq. ft.     100%       1991      $3,527,217  $3,442,596    $406,816   $334,283
  Eden, NC
Elmwood Oaks                      1/92       130,284 sq. ft.     100%       1989      11,125,788  10,476,539   1,179,547    269,525
  Harahan, LA
First Street Station              8/94        52,230 sq. ft.      93%       1989       3,041,668   2,947,269     290,935    220,114
  Albemarle, NC
Forest Hills Centre               8/90        74,180 sq. ft.      98%      1990 &      5,516,321   4,993,548     523,452    405,125
  Wilson, NC                                                                1995
Forrest Gallery                  12/92       214,450 sq. ft.      98%       1987      12,352,182  11,569,695   1,071,683    793,463
  Tullahoma, TN
Ft. Walton Beach Plaza           7/86         48,248 sq. ft.     100%       1986       2,676,717   2,087,405     225,962     40,963
  Ft. Walton Beach, FL
The Galleria                     8/86 &       81,544 sq. ft.      91%      1986 &      7,582,706   6,246,633     515,830    324,996
  Wrightsville Beach, NC         12/87                                      1990
Gulf Gate Plaza                  6/79        173,259 sq. ft.      87%      1969 &      4,293,296   2,014,948     617,093    370,008
  Naples, FL                                                                1974
Harris Teeter                    6/88 &       36,535 sq. ft.     100%      1981 &      2,600,657   2,038,917     295,744    218,704
  Lexington, VA                  6/89                                       1989
Heritage Walk                    6/93        159,362 sq. ft.     100%      1991 &      8,757,752   8,246,260     946,046    747,410
  Milledgeville, GA                                                         1992
Hoffner Plaza                    6/79         39,370 sq. ft.      20%       1972       1,146,933     427,817      28,996     (3,005)
  Orlando, FL
Lancaster Plaza                  4/86         77,400 sq. ft.     100%       1971       1,163,909     756,486     135,497     93,182
  Lancaster, SC
Lancaster Shopping Center        8/86 &       29,047 sq. ft.     100%      1963 &      1,595,667   1,243,232     168,490    127,099
  Lancaster, SC                  12/87                                      1987
Lawrence Commons                 8/92         52,295 sq. ft.     100%       1987       3,459,173   3,224,693     382,505     54,113
  Lawrenceburg, TN
Litchfield Landing               8/86         42,201 sq. ft.      98%       1984       2,632,685   2,117,935     313,146    256,085
  North Litchfield, SC
Macland Pointe                    1/93        79,699 sq. ft.     100%      1992 &      6,113,405   5,759,166     709,611    285,791
  Marietta, GA                                                              1993
Masonova Plaza                   6/79        157,955 sq. ft.      42%       1969       3,030,852     941,591      48,850   (100,368)
  Daytona Beach, FL
Millervillage Shopping Center     12/94       94,559 sq. ft.      93%      1983 &      7,622,652   7,476,388     795,353    653,803
  Baton Rouge, LA                                                           1992

                                                                Percent                Cost to   Depreciated    Property   Property
                                  Date           Area or        Leased      Year       Company      Cost          FFO     Net Income
          Description           Acquired      Rental Units     12/31/95   Completed    12/31/95   12/31/95      1995 (1)   1995 (2)
          -----------           --------      ------------     --------   ---------    --------   --------      --------   ---------
  SHOPPING CENTERS,continued
New Smyrna Beach Regional        8/92         118,451 sq. ft.    98%         1987    $10,347,833 $9,771,471    $903,950    $715,413
  New Smyrna Beach, FL
North River Village Center       12/92 &      177,128 sq. ft.    99%        1988 &    10,163,755  9,728,914   1,064,762     884,172
  Ellenton, FL                    12/93                                      1993
North Village Center (3)         8/86          60,356 sq. ft.    98%         1984      3,284,033  2,675,959     299,342      15,201
  North Myrtle Beach, SC
Old Kings Commons                5/88          84,759 sq. ft.   100%         1988      6,102,943  5,199,241     578,831     447,925
  Palm Coast, FL
Palm Gardens                     6/79          52,670 sq. ft.   100%         1970      2,030,412  1,262,601     295,413     169,024
  Largo, FL
Parkmore Plaza                   12/92        159,067 sq. ft.   100%        1986 &     8,315,223  7,824,772     930,950     767,053
  Milton, FL                                                                 1992
Paulding Commons                 8/92         192,391 sq. ft.    99%         1991     12,962,464 12,052,654   1,300,639     356,068
  Dallas, GA
Pensacola Plaza                  7/86          56,098 sq. ft.   100%         1985      2,644,579  1,830,950     221,732      77,516
  Pensacola, FL
Pinhook Plaza                     12/94       190,319 sq. ft.    97%        1979 &    11,092,104 10,878,829   1,146,092     198,041
  Lafayette, LA                                                              1992
Plaza Acadienne (4)               12/94       105,419 sq. ft.   100%         1980      2,929,925  2,855,027     389,392      68,307
  Eunice, LA
Plaza North                      8/92          47,240 sq. ft.    97%         1986      2,460,095  2,306,155     269,072     223,683
  Hendersonville, NC
Providence Square                12/71         85,690 sq. ft.    91%         1973      4,311,233  1,978,218     412,598     240,612
  Charlotte, NC
Riverview Shopping Center        3/72         130,058 sq. ft.    87%        1973 &     6,352,151  4,622,128     562,955     351,596
  Durham, NC                                                                 1994
Scottsville Square               8/92          38,450 sq. ft.    90%         1986      2,438,204  2,285,885     286,681     242,073
  Bowling Green, KY
Seven Hills                       7/93         64,890 sq. ft.   100%         1991      4,897,220  4,711,781     503,076      55,655
  Spring Hill, FL
Shelby Plaza (4)                 4/86         103,000 sq. ft.    75%         1972      1,115,149    705,311     117,116      60,552
  Shelby, NC
Sherwood South                    12/94        75,607 sq. ft.    82%       1972, 1988  1,984,695  1,946,067     274,792     237,580
  Baton Rouge, LA                                                           & 1992
Siegen Village                    12/94       115,762 sq. ft.   100%         1988      6,372,713  6,264,215     595,679     488,111
  Baton Rouge, LA
Smyrna Village                   8/92          83,334 sq. ft.    98%         1992      5,846,141  5,434,452     624,809     183,349
  Smyrna, TN

                                                                Percent                Cost to   Depreciated    Property   Property
                                  Date           Area or        Leased      Year       Company      Cost          FFO     Net Income
          Description           Acquired      Rental Units     12/31/95   Completed    12/31/95   12/31/95      1995 (1)   1995 (2)
          -----------           --------      ------------     --------   ---------    --------   --------      --------   ---------
  SHOPPING CENTERS,continued
Smyth Valley Crossing            12/92         126,841 sq. ft.   99%       1989      $7,040,075  $6,627,067    $628,774    $486,210
  Marion, VA
South Beach Regional             8/92          289,319 sq. ft.   99%      1990 &     21,849,366  20,309,698   2,282,699     616,729
  Jacksonville Beach, FL                                                   1991
Spalding Village                 8/92          235,318 sq. ft.  100%       1989      15,382,786  14,312,094   1,529,348     129,197
  Griffin, GA
Stadium Plaza                    8/92           70,475 sq. ft.   99%       1988       4,463,323   4,236,822     449,749      16,853
  Phenix City, AL
Stanley Market Place             1/92           40,364 sq. ft.  100%      1980 &      1,800,935   1,643,955     225,106     185,026
  Stanley, NC                                                              1991
Tarpon Heights                    1/95          56,605 sq. ft.   85%       1982       2,825,407   2,773,198     369,133      77,656
  Galliano, LA
Taylorsville Shopping Center     8/86 &         48,537 sq. ft.   95%      1982 &      2,612,159   2,073,457     244,542     165,325
  Taylorsville, NC               12/88                                     1988
Thomasville Commons              8/92          148,754 sq. ft.  100%       1991       7,172,961   6,635,939     813,909     115,602
  Thomasville, NC
University Center                12/89          56,180 sq. ft.   95%       1989       3,970,972   3,482,939     366,638     282,926
  Greenville, NC
Valley West Mall (5)             3/86          478,180 sq. ft.   42%       1973      10,207,598   5,304,956     287,854    (213,304)
  Glendale, AZ
Venice Plaza (3)                 6/79          144,850 sq. ft.   93%      1971 &      2,803,349   1,325,948     435,520     294,707
  Venice, FL                                                               1979
Village at Northshore             12/94        144,373 sq. ft.  100%      1988 &      8,268,206   8,109,112     891,186     216,999
  Slidell, LA                                                              1993
Waterlick Plaza                  10/89          98,694 sq. ft.   97%      1973 &      6,266,874   5,435,818     665,773     523,039
  Lynchburg, VA                                                            1988
Watson Central                   12/92 &       227,747 sq. ft.   98%      1989 &     13,057,349  12,239,753   1,315,738   1,029,330
  Warner Robins, GA               10/93                                    1993
Wesley Chapel Crossing           12/92         170,792 sq. ft.  100%       1989      10,914,408  10,377,517     973,637     793,554
  Decatur, GA
West Gate Plaza                  6/74 &         64,378 sq. ft.   97%      1974 &      4,736,006   4,014,273     189,051      81,694
  Mobile, AL                     1/85                                      1995
West Towne Square                3/90           89,596 sq. ft.   92%       1988       6,002,851   5,179,765     434,535     281,180
  Rome, GA
Westgate Square                  6/94          104,893 sq. ft.   95%      1984 &      9,139,604   8,882,857     909,521     738,267
  Sunrise, FL                                                              1988

                                                                Percent                Cost to   Depreciated    Property   Property
                                  Date           Area or        Leased      Year       Company      Cost          FFO     Net Income
          Description           Acquired      Rental Units     12/31/95   Completed    12/31/95   12/31/95      1995 (1)   1995 (2)
          -----------           --------      ------------     --------   ---------    --------   --------      --------   ---------
  SHOPPING CENTERS,continued
Willowdaile Shopping Center      8/86 &      120,815 sq. ft.     93%     1986     $8,534,548    $6,863,539   $1,004,588     $786,180
   Durham, NC                    12/87
                                          ----------                            ----------------------------------------------------
                                           7,963,571 sq. ft.                     444,488,869   398,069,255   43,968,087   24,829,454
                                          ==========                            ----------------------------------------------------

          APARTMENTS
Whitehall Kent Apartments        6/79            188 units       95%     1968      3,644,359     1,507,124      704,742      554,057
  Kent, OH                                ==========                            ----------------------------------------------------


     INDUSTRIAL PROPERTIES
Industrial Buildings             6/79        109,810 sq. ft.     72%     1956 &    2,964,142       321,650      303,913      303,913
  Charlotte, NC                                                          1963
Plasti-Kote                      6/79         41,000 sq. ft.    100%     1961 &      482,939        81,390      116,594      116,594
  Medina, OH                                                             1966
                                          ==========                            ----------------------------------------------------
                                             150,810 sq. ft.                       3,447,081       403,040      420,507      420,507
                                                                                ----------------------------------------------------

                                                                                $451,580,309  $399,979,419  $45,093,336  $25,804,018
                                                                                ====================================================

NOTES:
  (1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1995 or from the date of acquisition (if acquired in 1995) through December 31, 1995. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing, or financing activities as a measure of liquidity.
       Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

  (4) Subject to ground leases expiring in 1997 for Shelby Plaza and 1998 and 2008 for Plaza Acadienne. The Company has an option to purchase the land at Shelby Plaza for $265,000 in 1997.

  (5) Property FFO and Property Net Income for 1995 include $45,015 of percentage rentals and $194,620 of lease cancellation fees.

II.  EQUITY INVESTMENTS (DIRECT FINANCING LEASES)


     The Company also had a fee interest in land and improvements thereon in the following properties occupied by tenants under leases which are treated as direct financing leases:


                                                                Percent                 Cost to     Property    Property
                                       Date                      Leased      Year       Company       FFO      Net Income
            Description              Acquired  Square Feet      12/31/95  Completed    12/31/95     1995 (1)    1995 (2)
            -----------              --------  -----------      --------  ---------    --------     --------    --------
               OFFICE
The Old Phoenix National Bank (3)     12/84       73,074 sq. ft   100%     Various     $2,164,013    $313,049    $283,976
  Medina County, OH                               ======                               ----------------------------------


          SHOPPING CENTERS
Wal-Mart Stores, Inc. (4)             6/85        54,223 sq. ft   100%      1985        1,313,310     199,399     166,897
  Mathews, LA
Wal-Mart Stores, Inc. (4)             6/85        64,890 sq. ft   100%      1985        1,673,334     282,343     240,848
  Fremont, NE
Wal-Mart Stores, Inc. (4)             6/85 &      83,249 sq. ft   100%      1985        2,483,419     428,209     367,539
  Kearney, NE                         1/91
Wal-Mart Stores, Inc. (4)             7/85        53,571 sq. ft   100%      1985        1,463,641     265,333     229,147
  Marble Falls, TX                                ------                               ----------------------------------

                                                 255,933 sq. ft.                        6,933,704   1,175,284   1,004,431
                                                 =======                               ----------------------------------

                                                                                       $9,097,717  $1,488,333  $1,288,407
                                                                                       ==================================


NOTES:

  (1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1995 or from the date of acquisition (if acquired in 1995) through December 31, 1995. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

  (4) These four retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $827,925 plus percentage rentals of 1% of gross sales in excess of fourth year sales. The leases expire January 2011, with five 5-year renewal options. There are no purchase options. Percentage rentals totaling $347,359 were received during the fiscal year ended December 31, 1995.

III.  EQUITY INVESTMENTS (LAND PURCHASE-LEASEBACKS)


      The Company owned land under the following properties, all of which are net leased back to lessees on terms summarized below. The improvements on such properties are owned by others but will revert to the Company at the end of the lease terms unless the purchase options of the lessees, as referred to below, are exercised. The interest of the Company in two of the properties is subordinate to first mortgage loans to the lessees, aggregating $721,347 as of December 31, 1995.




                               Date    Land Area                        Year
        Description          Acquired   In Acres  Improvements        Completed
        -----------          --------   --------  ------------        ---------
      SHOPPING CENTERS
Lawrence County Shopping Cen   5/71      13.62      135,605 sq. ft.     1971
  Sybene, OH
Grand Marche Shopping Center   9/72      11.38      200,585 sq. ft.     1969
  Lafayette, LA
Manatee County Shopping Cent   5/71      16.00      120,500 sq. ft.     1971
  Bradenton, FL                                     -------

                                                    456,690 sq. ft.
                                                    =======


                                 Lease     Cost to       Property       Property
                              Expiration   Company         FFO         Net Income
        Description              Date      12/31/95      1995 (1)       1995 (2)
        -----------             -----      --------      --------       --------
      SHOPPING CENTERS
Lawrence County Shopping Cen     2069 (3)     $435,994    $67,200       $67,200
  Sybene, OH
Grand Marche Shopping Center     2012          250,500     27,500        27,500
  Lafayette, LA
Manatee County Shopping Cent     2069 (3)      241,798     30,000        30,000
  Bradenton, FL                               ---------------------------------

                                              $928,292   $124,700      $124,700
                                              =================================



NOTES:

  (1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1995 or from the date of acquisition (if acquired in 1995) through December 31, 1995. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

IV.  MORTGAGE LOAN INVESTMENTS

     The Company had mortgage loans receivable on the following properties:


                                                           Security
                                                           --------            Principal                     Stated
                                       Type of      Land Area                 Outstanding     Maturity      Interest
             Location                   Loan        In Acres  Improvements     12/31/95         Date          Rate
             --------                   ----        --------  ------------     --------         ----          ----
Walton Plaza Shopping Center        1st Mortgage       5.53   43,460 sq. ft.  $3,220,575       8/98 (1)      10.25%
  Augusta, GA

Spanish Quarter Apartments           Wrap-Around      15.00      276 units     5,140,809       9/01 (2)         (2)
  Montgomery, AL                      Mortgage                                   249,295       9/01 (2)         (2)

Mill Creek Club Condominiums        1st Mortgage       ---         4 units        38,415      2006- (3)       8.63% -
  Nashville, TN                     Participation                                             2007            12.38%

Cypress Chase "A" Condominiums      1st Mortgage       2.00     recreational     138,003       5/09 (4)      10.00%
  Lauderdale Lakes, FL                                                        ----------

                                                                               8,787,097


Less interest discounts and negative goodwill                                   (287,887)
                                                                              ----------

                                                                              $8,499,210
                                                                              ==========





(1) Monthly payments of $29,670 of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity August 1, 1998.

(2) Modified effective December 1, 1994 to extend the term for three years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively, requiring monthly payments of $45,382 of principal and interest for the remaining term, with a balloon payment at maturity. Additional interest at an annual rate of 1% accrues for the periods September 1, 1984 through August 31, 1989 and September 1, 1991 through August 31, 2001 and is payable at maturity or on sale of the property.
       In addition, during 1995 the Company funded additional principal of $260,000 under this mortgage to make certain capital improvements, requiring monthly payments of $4,703 of principal and interest. This wrap-around mortgage is subject to two first mortgages having an aggregate balance of $917,598 as of December 31, 1995. See Table V. Mortgage Indebtedness for a summary of the terms of the first mortgages.

(3) Principal outstanding December 31, 1995 represents the Company's 46.154% participation in the total loan outstanding of $83,232.

(4)    Monthly payments include principal and interest of $1,561.

V.  MORTGAGE INDEBTEDNESS

    Indebtedness of the Company secured by its investments (not including mortgage debt owed by lessees of its land purchase-leaseback investments) was as follows:


                                       Principal Balance                                 Annual
         Investment                       12/31/95        Maturity Date Interest Rate Constant Payment
         ----------                       --------        ------------- ------------- ----------------
Douglas Commons                          $6,270,451         3/01/96 (3)    9.780%        $659,281
  Douglasville, GA

Chestnut Square                           1,050,926         5/01/96 (3)   13.875%         155,100
  Brevard, NC

Lawrence Commons                          2,739,060         8/01/96 (3)    9.375%         291,944
  Lawrenceburg, TN

Spanish Quarter Apartments   Phase I        101,568         9/20/96        8.500%         140,244
  Montgomery, AL             Phase II       816,030         7/15/02        8.250%         162,360

Stadium Plaza                             3,850,000         11/01/96       9.500%         365,750 (1)
  Phenix City, AL

Seven Hills                               3,800,000         2/01/97        9.750%         370,500 (1)
  Spring Hill, FL

Delchamps Plaza                           3,233,587         8/01/97 (3)    9.375%         349,335
  Pascagoula, MS

Paulding Commons                          8,732,846         8/01/97 (3)    7.600%         762,561
  Dallas, GA                                                        (4)

Smyrna Village                            4,172,360         8/01/97 (3)    7.600%         364,335
  Smyrna, TN                                                        (4)

South Beach Regional                     15,365,624         8/01/97 (3)    7.600%       1,396,598
  Jacksonville Beach, FL                                            (4)

Tarpon Heights                            2,383,454         3/01/98       11.000%         262,180 (1)
  Galliano, LA

Pinhook Plaza                Phase I      1,889,551         1/01/00 (3)    9.875%         250,320
  Lafayette, LA              Phase II     1,990,293         1/01/00 (3)    9.875%         258,504
                             Phase III    3,542,210         1/01/00 (3)    9.875%         396,072

Macland Pointe                            3,834,068         2/01/00 (3)    7.750%         362,558
  Marietta, GA

Plaza Acadienne                           2,388,785         7/01/00 (3)   10.250%         317,420
  Eunice, LA

Thomasville Commons                       5,582,694         6/01/02 (3)    9.625%         583,303
  Thomasville, NC

Elmwood Oaks                              7,500,000         6/01/05        8.375%         628,125 (1)
  Harahan, LA

North Village Center                      2,779,144 (2)      3/15/09       8.125%         343,171
  North Myrtle Beach, SC

V.  MORTGAGE INDEBTEDNESS. continued



                                        Principal Balance                                 Annual
         Investment                        12/31/95       Maturity Date Interest Rate Constant Payment
         ----------                        --------       ------------- ------------- ----------------
Spalding Village                         $11,376,691        9/01/10 (3)    8.194%         $932,206 (5)
  Griffin, GA

Village at Northshore                      5,710,182        7/01/13 (6)    9.000%          647,803
  Slidell, LA
                                         -----------                                    ----------
                                          99,109,524                                    $9,999,670
                                                                                        ==========
Interest Premium (7)                          78,657
                                         -----------
                                         $99,188,181
                                         ===========





NOTES:

  (1)  Interest only.  Entire principal due at maturity.

  (2) Although the Company is a partner or joint venturer in this investment, 100% of the mortgage note payable is recorded for financial reporting purposes.

  (3)  Balloon payment at maturity.

  (4)  The Company has the option to extend for two additional years.

  (5) Interest only through 9/01/00; then principal and interest of $1,158,448 annually for the last 10 years.

  (6)  Callable anytime after 7/30/03.

  (7) For financial reporting purposes, mortgage indebtedness is valued assuming current interest rates at the dates of acquisition.

         Rental Properties.   On January 6, 1995, the Company acquired two
additional centers in Slidell and Galliano, Louisiana. The cost to the Company aggregated $6,901,000, consisting of the intial purchase price of $6,658,000, $162,000 of acquisition costs and an $80,890 premium recorded on the valuation of the mortgage debt assumed. This acquisition was funded by the assumption of the $2,383,000 existing mortgage debt and cash of approximately $4,437,000. Country Club Plaza in Slidell, Louisiana contains 64,686 square feet and Tarpon Heights Plaza in Galliano, Louisiana contains 56,605 square feet. Both centers are anchored by Delchamps Supermarkets. These two centers were part of a package of thirteen centers, eleven of which were acquired December 21, 1994.

         During 1995, the Company completed construction of an 8,800 square foot expansion of its Forest Hills Shopping Center in Wilson, North Carolina for a total cost of approximately $458,000 of which approximately $6,000 represented capitalized interest costs. Additionally, the Company funded approximately $346,000 for upgrading the parking lot and painting the exterior of its Riverview Shopping Center in Durham, North Carolina.

         During 1995, the Company completed the redevelopment of its West Gate Plaza Shopping Center in Mobile, Alabama. This redevelopment included the demolition of approximately 35,000 square feet of space and the construction of a new 44,000 square foot store for a new grocery tenant. The cost of this redevelopment and renovation of the existing center totaled approximately $3,040,000, of which approximately $87,000 represented capitalized interest costs. Of the total cost of this redevelopment, $661,000 was funded in 1994.

         Also, the Company funded approximately $34,000, of which approximately $1,000 represented capitalized interest costs, for an expansion project at The Galleria Shopping Center in Wrightsville Beach, North Carolina which commenced late in 1995 and is expected to be completed in 1996. Additionally, the Company funded approximately $6,000 in initial expenditures on one additional potential tenant expansion.

         Mortgage Investments.    During 1995, the Company funded additional
principal of $260,000 under the Spanish Quarter Apartments wrap-around mortgage for capital improvements to the property.

         Mortgage Indebtedness.   The mortgage note payable secured by one of
the two shopping centers acquired during 1995 totals $2,383,000 at an interest rate of 11.00% with a March 1998 maturity.

         During 1995, the Company (a) repaid at maturity two variable rate mortgages totaling $3,524,000, (b) repaid at maturity an $860,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) refinanced a $9,000,000 mortgage, reducing the face of the mortgage to $7,500,000 and the interest rate from 9.75% to 8.375% and (d) refinanced a $12,330,000 mortgage, reducing the face of the mortgage to $11,377,000 and the interest rate from 9.375% to 8.194%.

         In addition, a 9.5% fully amortizing mortgage note payable was extinguished at maturity in August 1995.

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

                                                   High         Low
                                                   ----         ---
                 1994
                 ----
                 First Quarter                   $11.75        $10.38
                 Second Quarter                   10.75          9.75
                 Third Quarter                    10.50          8.75
                 Fourth Quarter                   10.38          9.00

                 1995
                 ----
                 First Quarter                   $10.38        $ 9.00
                 Second Quarter                   10.38          9.00
                 Third Quarter                    10.13          9.13
                 Fourth Quarter                   10.00          9.13

b)       Approximate number of Equity Security Holders.

                                                   Approximate Number of Record
                 Title of Class                    Holders at February 9, 1996
                 --------------                    ----------------------------
                 Shares of Common Stock                   4,000
                    $1 Par Value

c) IRT Property Company paid quarterly cash dividends during the years 1994 and 1995 as follows:

                                                   Cash Dividends Paid
                                                   -------------------
                 1994
                 ----
                 First Quarter                              $ .210
                 Second Quarter                               .210
                 Third Quarter                                .210
                 Fourth Quarter                               .210

                 1995
                 ----
                 First Quarter                                .210
                 Second Quarter                               .225
                 Third Quarter                                .225
                 Fourth Quarter                               .225

                 IRT has paid 72 consecutive quarterly dividends. The current annualized dividend rate is $.90. The Company does not foresee any restrictions upon its ability to continue its dividend payment policy of distributing at least the 95% of its otherwise taxable ordinary income required for qualification as a REIT.

Item 6:  Selected Consolidated Financial Data


The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                              December 31,     December 31,     December 31,      December 31,     December 31,
As of or for the years ended                     1995             1994             1993              1992             1991
                                                 ----             ----             ----              ----             ----
Gross revenues                                $60,196,247      $49,202,144      $45,062,911       $34,006,687      $28,686,196
                                             ============     ============     ============      ============      ===========
Earnings from operations                      $15,550,026      $12,788,923      $11,772,265        $7,441,692       $6,261,200
Gain (loss) on real estate investments            173,025       (3,825,418)       4,556,511         3,547,071        1,134,475
                                             ------------     ------------     ------------      ------------      -----------
  Earnings before extraordinary items          15,723,051        8,963,505       16,328,776        10,988,763        7,395,675

Extraordinary items:
  Gain (loss) on extinguishment of debt          (137,260)       3,748,095       (1,440,478)          (14,811)           -
  Gain on purchase of debentures                    -                -                -                 -               17,400
                                             ------------     ------------     ------------      ------------      -----------
         Net earnings                         $15,585,791      $12,711,600      $14,888,298       $10,973,952       $7,413,075
                                             ============     ============     ============      ============      ===========

Per share:

  Earnings before extraordinary items               $ .61            $ .35            $ .72             $ .74            $ .59
  Extraordinary items                                 -                .15             (.06)              -                -
                                             ------------     ------------     ------------      ------------      -----------
         Net earnings                               $ .61            $ .50            $ .66             $ .74            $ .59
                                             ============     ============     ============      ============      ===========
  Dividends paid                                   $ .885            $ .84            $ .84             $ .81            $ .80
                                             ============     ============     ============      ============      ===========
Federal income tax status of dividends
  paid to shareholders:
    Ordinary income                                $ .635            $ .72            $ .39             $ .39            $ .55
    Capital gain                                      -                .04              .45               .42              .13
    Return of capital                                .250              .08              -                 -                .12
                                             ------------     ------------     ------------      ------------      -----------
                                                   $ .885            $ .84            $ .84             $ .81            $ .80
                                             ============     ============     ============      ============      ===========
Weighted average number of shares
  outstanding                                  25,590,129       25,349,303       22,457,131        14,896,369       12,633,644
                                             ============     ============     ============      ============      ===========
Total assets                                 $427,398,018     $428,579,355     $402,319,125      $297,590,922     $184,627,532
                                             ============     ============     ============      ============      ===========
Indebtedness:
  Mortgage notes payable                      $99,188,181     $105,107,084      $98,878,505      $115,379,078      $72,865,897
  7.3% convertible subordinated debentures     84,905,000       86,250,000       86,250,000       -                -
  2.0% convertible subordinated debentures    -                -                -                   5,730,000        5,730,000
  Indebtedness to bank                         36,000,000       26,000,000      -                   1,200,100        7,000,000
                                             ------------     ------------     ------------      ------------      -----------
                                             $220,093,181     $217,357,084     $185,128,505      $122,309,178      $85,595,897
                                             ============     ============     ============      ============      ===========

Shareholders' equity                         $198,630,147     $203,038,464     $210,335,167      $168,574,002      $93,610,551
                                             ============     ============     ============      ============      ===========
Other Data:
   Funds from operations (1)                  $26,621,364      $21,615,588      $19,825,901       $13,847,999      $11,865,950
   Net Cash Flows from (used in) -
        Operating Activities                  $25,946,987      $22,511,731      $19,116,142       $14,274,651      $10,195,538
        Investing Activities                  ($7,769,022)    ($99,052,456)    ($16,990,558)     ($55,114,524)     ($4,206,753)
        Financing Activities                  $20,002,953        ($247,587)     $76,370,567       $40,247,232      ($5,837,312)


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

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Changes in Financial Condition. During 1995, the Company utilized funds of:

         a) $6,820,000, exclusive of an $81,000 premium recorded on the valuation of the mortgage debt, for the acquisition of two shopping center investments, consisting of cash of approximately $4,437,000 and the assumption of mortgage debt of approximately $2,383,000 secured by one of the centers,

         b) $3,223,000 to fund expansions or redevelopment costs of five existing investments,

         c) $260,000 to fund capital improvements under its mortgage loan investment secured by Spanish Quarter Apartments, and

         d) $6,837,000 to repay three mortgage notes payable at maturity and pay down two mortgage notes payable on refinancing.

These transactions were funded with $10,000,000 of borrowings under the Company's revolving term loan, cash proceeds of approximately $1,311,000 on sales of two parcels of land and three shopping center investments, and internally generated funds. Additionally, in March 1995, $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share.

         During 1994, the Company utilized funds of:

         a) $108,408,000 for the acquisition of fifteen shopping center investments, consisting of cash of $92,528,000 and mortgage debt of $15,880,000 secured by four of the centers,

         b) $4,347,000 to fund expansion or redevelopment costs of seven existing investments,

         c) $1,500,000 for the purchase of the land underlying Valley West Mall, extinguishing approximately $204,000 of annual ground lease payments, and

         d) $4,500,000 to purchase the $8,248,000 mortgage note payable secured by Valley West Mall, extinguishing approximately $1,076,000 of annual debt service payments (see Note 10 to the consolidated financial statements).

These transactions were funded with the remaining proceeds from the 1993 public offerings and $26,000,000 of borrowings under the Company's revolving term loan.

         Changes in Results of Operations. The $13,327,000 increase in income from rental properties during 1995 was primarily due to approximately $13,619,000 of income earned from the 17 shopping centers acquired during 1994 and 1995 and the recent property expansions and redevelopments funded by the Company. This was partially offset by $862,000 less income earned from the investments sold and targeted for sale during 1995. Similarly, the $3,074,000 increase in income from rental properties during 1994 was due to approximately $4,646,000 of income earned from the 19 shopping centers acquired during 1993 and 1994 and the recent property expansions purchased or funded by the Company. This was partially offset by $1,332,000 less income earned from the investments sold during 1993 and 1994 as well as approximately $240,000 less income due to the ongoing redevelopment of two shopping center investments.

         The percentage leased of the Company's shopping center investments remained stable at 93% at December 31, 1993 and 1994, and decreased to 92% in 1995. The average occupancy of the Company's Ohio apartment investment increased from 89% in 1993 to 92% in 1994, and decreased to 90% in 1995. Percentage rentals received from shopping center investments, excluding percentage rentals received from the four Wal-Mart investments classified as direct financing leases, totaled approximately $755,000 in 1993, $470,000 in 1994 and $576,000 in 1995.

         The decrease in interest income during 1995 was primarily the result of the investment of the remaining proceeds of the Company's 1993 public offerings in December 1994. During 1994, the Company earned approximately $2,388,000 on short-term money market investments.

         During 1993 and 1992, three of the Company's mortgage loan investments were repaid in full. These loan repayments resulted in decreased interest income of $421,000 in 1994. The decrease was more than offset by a $1,541,000 increase in interest earned on short-term investments in 1994.

         The increases in interest on direct financing leases in 1995 and 1994 were primarily due to the receipt of percentage rentals from the four Wal-Mart investments, which were approximately $347,000, $292,000 and $219,000 during 1995, 1994 and 1993, respectively. Wal-Mart has ceased operations in two of the four Wal-Mart investments, from which the Company received $215,000, $189,000 and $138,000 of percentage rentals during 1995, 1994 and

1993, respectively. Wal-Mart remains liable under the leases which expire in January 2011 and continues to pay base rentals, but no further percentage rentals are anticipated to be earned from these two facilities.

         The increases in operating expenses of rental properties and depreciation during 1995 and 1994 were primarily due to property acquisitions and dispositions during the three-year period. The Company acquired two shopping center investments in 1995, 15 in 1994 and four in 1993. The additional operating expenses and depreciation related to these centers was partially offset by the sale of three shopping center investments in 1995 and the sale of an apartment investment in October 1993. Depreciation also increased in 1995 and 1994 due to two property redevelopments and four property expansions purchased or funded during 1995, 1994 and 1993.

         The 1995, 1994 and 1993 acquisitions also resulted in increased interest expense on mortgages in 1995 and 1994. The increase in 1995 was partially offset by (a) the repayment of a $1,750,000 variable rate mortgage in May 1995, (b) the refinancing of a $9,000,000 mortgage in June 1995, reducing the face of the mortgage to $7,500,000 and the interest rate from 9.75% to 8.375%, (c) the maturity of a 9.5% fully amortized mortgage note payable in August 1995, (d) the refinancing of a $12,330,000 mortgage in September 1995, reducing the face of the mortgage to $11,377,000 and the interest rate from 9.375% to 8.194%, (e) the repayment of an $860,000 mortgage at 13.875%
(discounted to 9.5% for financial reporting purposes) in November 1995, and (f) the repayment of a $1,774,000 variable rate interest only mortgage in December 1995. The increase in 1994 was fully offset by the repayment of eleven mortgage notes payable during 1993 aggregating $22,816,000 of principal with interest rates ranging from 7% to 13.625%. The 1995 and 1994 increases were further offset by the refinancing of one mortgage note payable in February 1994 which reduced the interest rate from 12.625% to 8.125% and the prepayment of the 9.5% mortgage secured by Valley West Mall in June 1994.

         The $3,764,000 increase in interest on debentures during 1994 was primarily due to the 7.3% convertible subordinated debentures issued in August 1993. Similarly, the issuance of the 7.3% debentures resulted in an increase in amortization of debt cost of $234,000 during 1994.

         The Company had average borrowings under its revolving term loan of $33,507,000, $789,000 and $6,494,000 during 1995, 1994 and 1993, respectively, which resulted in increased interest on bank debt during 1995 and decreased interest on bank debt during 1994. The interest rate on the $50 million secured revolver was, at the option of the Company, either prime or 1.25% over adjusted LIBOR. The $50 million revolver was replaced December 15, 1995 with a $100 million unsecured revolver with an interest rate, at the option of the Company, of either LIBOR plus an Applicable Margin or prime. The current

Applicable Margin for LIBOR borrowings is 1.5%.

         The increases in general and administrative expenses in 1995 and 1994 were primarily due to the costs of increased administrative and property management personnel as well as increased shareholder relations costs. The increase in 1995 was also due to increased state franchise taxes and director's fees, the appointment of a new President and Chief Operating Officer, as well as approximately $97,000 of costs incurred in due diligence on potential mergers and acquisitions which were not consummated. The increase in 1994 was also due to increased professional services.

         The amount of gains recognized on sales of investments have fluctuated and in the future may continue to fluctuate depending upon sales activity in any given year. During 1995, 1994 and 1993, the Company recognized gains on sales of properties of approximately $173,000, $257,000 and $4,557,000, respectively. The gain in 1994 was more than offset by $4,125,000 of reductions in carrying values of certain investments, primarily Valley West Mall. These adjustments to carrying value were a result of the Company's quarterly evaluations of its individual investments based on current and forecasted net operating income of the investment, competition resulting from new properties in the market place and other changes in the local economy. The development of a new mall which would directly compete with Valley West Mall was announced in 1992, and in November 1992, one of the anchor tenants at Valley West gave notice to terminate its lease effective November 1993. Based on this lease termination and the predicted impact of the new mall when opened on the tenants of Valley West, the Company determined that a permanent impairment of $3,565,000 had occurred and reflected such writedown in its financial statements during the fourth quarter of 1992. The new mall opened for business in October 1993, the terminating tenant ceased operations in November 1993, and another anchor tenant changed its business to an outlet concept. After a concerted leasing effort which commenced in 1992, review of tenant sales reductions since the opening of the new mall, meetings with the City and potential purchasers of the center, and restructuring of the Company's ownership in this investment, including prepayment of the mortgage and negotiations with the land lessor concerning a joint venture or the ultimate purchase of the underlying land, the Company determined that a further permanent impairment of the value of this mall had developed. An additional indicator of value was the discount received by the Company in the prepayment of the underlying mortgage debt in June 1994. Accordingly, the Company recorded an additional writedown of this investment in June 1994.

         During 1995, the Company replaced its $50 million secured revolving term loan with a $100 million unsecured revolving term loan and recognized an extraordinary loss on the extinguishment of the old revolver of $137,000. During 1994, the Company recognized an extraordinary gain of approximately $3,748,000 on the purchase of the 9.5% mortgage note payable secured by Valley West Mall. The mortgage had an outstanding balance of $8,248,000 and was purchased for $4,500,000. During 1993, the Company recognized extraordinary losses of approximately $1,440,000 on the prepayment of nine mortgage notes payable totaling $21,896,000 with interest rates ranging from 9.3% to 13.625%. This extraordinary loss included $186,000 of unamortized net interest discounts and $1,254,000 of prepayment penalties.

         Funds From Operations . The Company currently defines funds from operations as net cash flows from operating activities before changes in accrued assets and liabilities. During the first quarter of 1995, the National Association of Real Estate Investment Trusts ("NAREIT") adopted a White Paper recommending certain changes to the calculation of funds from operations. NAREIT defines funds from operations as net income before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition and the Company's current definition for the years ended December 31, 1995, 1994 and 1993:

                                                              1995              1994               1993
                                                              ----              ----               ----
 Net earnings                                               $15,585,791       $12,711,600        $14,888,298
   Depreciation                                              10,427,268         8,214,192          7,668,797
   Loss (gain) on real estate investments                      (173,025)        3,825,418         (4,556,511)
   Extraordinary loss (gain)                                    137,260        (3,748,095)         1,440,478
   Amortization of convertible debenture costs                  366,391            -                  -
   Amortization of capitalized leasing income                   198,163           166,019            172,418
                                                            -----------       -----------        -----------
   Funds from operations - NAREIT                            26,541,848        21,169,134         19,613,480


   Amortization of debt costs -
     Convertible debentures                                      -                371,664            140,273
     Other debt                                                  79,516            74,790             72,148
                                                            -----------       -----------        -----------
   Funds from operations - Company                          $26,621,364       $21,615,588        $19,825,901
                                                            ===========       ===========        ===========


         Amortization of convertible debenture costs is added to funds from operations under the NAREIT definition when assumed conversion of the debentures is dilutive. Weighted average shares outstanding were 33,156,750,

25,349,303 and 22,457,131 for the years ended December 31, 1995, 1994 and 1993, respectively, with conversion of the debentures dilutive and therefore assumed in 1995 only.

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

         In addition, funds from operations for 1995, 1994 and 1993 did not include rental income received through the rental guarantees related to major portfolio acquisitions completed in July and December 1992. Rental income covered by the guarantees for 17 centers totaled approximately $64,000, $510,000 and $838,000 for 1995, 1994 and 1993, respectively.

         Liquidity and Capital Resources. In 1995 and 1994, the Company's dividends, mortgage amortization payments and capital improvements were funded primarily by funds from operations and also through supplemental funding from mortgage financing, available cash investments, bank borrowings and other sources. The Company believes that dividends, mortgage amortization payments and necessary capital improvements will continue to be funded primarily by funds from operations. Other planned activities, including property acquisitions, certain capital improvement programs and debt repayments are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties and public or private offerings of stock or debt.

         For a description of the Company's mortgage debt, reference is made to Table V in Item 2 hereof and to Note 6 to the consolidated financial statements included as a part of this report. For a description of commitments and contingencies, reference is made to Notes 15 and 16 to the consolidated financial statements included as a part of this report.

         On August 31, 1993, the Company completed concurrent public offerings of 4,127,580 shares of its common stock and $86,250,000 of 7.3% convertible subordinated debentures for net proceeds aggregating approximately $126,330,000.

         The Company has a shelf registration statement covering up to $200 million of common stock, senior debt and subordinated debt. The Company intends to use the net proceeds of any offerings under such shelf registration to repay debt; to improve, expand or redevelop its properties; to acquire additional properties; and for working capital.

         On November 1, 1990, the Company obtained a $25,000,000 secured revolving term loan maturing November 1, 1995. On July 31, 1992, the loan agreement was modified to increase the commitment from $25,000,000 to $50,000,000 and to extend the maturity from November 1, 1995 to August 1, 1997. The interest rate on this loan was either prime or 1.25% over adjusted LIBOR, at the option of the

Company. As of December 31, 1994, the borrowings under this credit facility totaled $26,000,000. On December 15, 1995, the Company terminated this $50,000,000 secured revolving term loan.

         On December 15, 1995, the Company obtained a $100,000,000 unsecured revolving term loan maturing January 4, 1999. Not later than June 30 of each year commencing June 30, 1996, the Company may request to extend the maturity date for an additional twelve-month period beyond the existing maturity date. The interest rate is, at the option of the Company, either prime, fluctuating daily or LIBOR plus the "Applicable Margin" (currently 1.5%), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. As of December 31, 1995, the borrowings under this credit facility totaled $36,000,000. For additional information on this revolving term loan, reference is made to Note 8 to the consolidated financial statements.

        The Company's 7.3% convertible subordinated debentures are convertible into common stock of the Company at any time prior to maturity on August 15, 2003 at $11.25 per share, subject to adjustment in certain events. In March 1995, $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share. The remaining $84,905,000 of debentures was outstanding as of December 31, 1995. As of December 31, 1994, the entire issue of $86,250,000 of debentures was outstanding. On August 1, 1993, the Company's 2% convertible subordinated debentures were redeemed in full at a premium of 45% over par. For additional information on the debentures, reference is made to Note 7 to the consolidated financial statements.

         The Company's Dividend Reinvestment Plan allows shareholders to elect to reinvest all or a portion of their distributions in newly issued shares of the Company at 95% of the market price of the shares. During 1995, 1994 and 1993, the Company received net proceeds under this plan of $1,107,000, $938,000 and $1,249,000, respectively. For additional information on the Dividend Reinvestment Plan, reference is made to Note 11 to the consolidated financial statements.

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

According to the CAP, the estimated remaining cost for site remediation ranges from $129,000 to $193,000 over a period of 3 to 6 years. Although the Company believes that certain of the costs of Corrective Action are reimburseable under the North Carolina Leaking Petroleum Underground Storage Tank Cleanup Fund, the Company has accrued $129,000 based on these estimates. The CAP may be revised, and the estimated costs may change, but based on the information presently available, the Company believes any additional costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

         During its soil and groundwater investigation at the Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in groundwater that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. For additional information, see "Regulation" under Item 1 and Note 16 to the consolidated financial statements included as a part of this report.
Based on the information presently available, the Company believes the costs of any corrective action would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

         Recent Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company intends to adopt FAS 121 in 1996. The financial statement impact of adopting FAS 121 is not expected to be material.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating FAS 123. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company must adopt FAS 123 no later than January 1, 1996.

Item 8.  Financial Statements and Supplementary Data.



                              IRT PROPERTY COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                     ------
Report of Independent Public Accountants                               30

Consolidated Balance Sheets -
  December 31, 1995 and 1994                                           31

Consolidated Statements of Earnings -
  For the Years Ended December 31, 1995,
  1994 and 1993                                                        32

Consolidated Statements of Changes
  in Shareholders' Equity - For the Years Ended
  December 31, 1995, 1994 and 1993                                     33

Consolidated Statements of Cash Flows -
  For the Years Ended December 31, 1995,
  1994 and 1993                                                        34

Notes to Consolidated Financial Statements -
  December 31, 1995, 1994 and 1993                                     36



Schedules:

Schedule
Number
--------

III      Real Estate and Accumulated Depreciation                      54

IV       Mortgage Loans on Real Estate                                 66

                    Report of Independent Public Accountants


To The Shareholders of

         IRT Property Company:

         We have audited the accompanying consolidated balance sheets of IRT PROPERTY COMPANY (a Georgia corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRT Property Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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




                                        ARTHUR ANDERSEN LLP





Atlanta, Georgia
January 23, 1996

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                         1995                       1994
                                                                     -------------              ------------
 ASSETS
 Real estate investments:

   Rental properties                                                   $452,508,601             $442,642,705
   Accumulated depreciation                                             (51,600,890)             (41,677,722)
                                                                       ------------             ------------
                                                                        400,907,711              400,964,983

   Net investment in direct financing leases                              9,097,717                9,295,880
   Mortgage loans, net                                                    8,499,210                8,292,143
                                                                       ------------             ------------
       Net real estate investments                                      418,504,638              418,553,006

 Cash and cash equivalents                                                   16,400                1,841,388
 Accrued interest receivable                                                544,073                  544,712
 Prepaid expenses and other assets                                        8,332,907                7,640,249
                                                                       ------------             ------------
                                                                       $427,398,018             $428,579,355
                                                                       ============             ============
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:
   Mortgage notes payable plus net interest premium of
     $78,657 in 1995 and $92,683 in 1994                               $ 99,188,181             $105,107,084
   7.3% convertible subordinated debentures due August
     15, 2003                                                            84,905,000               86,250,000
   Indebtedness to banks                                                 36,000,000               26,000,000
   Accrued interest on debentures                                         2,341,488                2,378,583
   Accrued expenses and other
     liabilities                                                          5,265,202                4,726,224
   Deferred income taxes                                                  1,068,000                1,079,000
                                                                       ------------             ------------
       Total liabilities                                                228,767,871              225,540,891
                                                                       ------------             ------------

 Commitments and Contingencies (Notes 15 and 16)

 Shareholders' Equity:
   Common stock, $1 par value, 75,000,000 shares
     authorized; 25,689,002 shares issued and
     outstanding in 1995 and 25,420,747                                  25,689,002               25,420,747
     shares in 1994                                                     200,318,168              197,937,465
   Additional paid-in capital                                           (27,377,023)             (20,319,748)
                                                                       ------------             ------------
   Cumulative distributions in excess of net earnings                   198,630,147              203,038,464
                                                                       ------------             ------------
       Total shareholders' equity                                      $427,398,018             $428,579,355
                                                                       ============             ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                              1995               1994               1993
                                                              ----               ----               ----
 Revenues:
   Income from rental properties                           $58,008,386        $44,681,220        $41,607,391
   Interest, including $2,388,308 in 1994 and
     $846,938 in 1993 on cash equivalents                      899,454          3,267,486          2,257,405
   Interest on direct financing leases                       1,288,407          1,253,438          1,198,115
                                                           -----------        -----------        -----------

                                                            60,196,247         49,202,144         45,062,911
                                                           -----------        -----------        -----------
 Expenses:
   Operating expenses of rental
     properties                                             12,733,705         10,318,596         10,022,610
   Interest on mortgages                                     9,150,400          8,191,240         10,269,423
   Interest on debentures                                    6,210,062          6,202,025          2,438,114
   Interest on indebtedness to banks                         2,211,980            159,603            384,687
   Depreciation                                             10,427,268          8,214,192          7,668,797
   Amortization of debt costs                                  445,907            446,454            212,421
   General & administrative                                  3,466,899          2,881,111          2,294,594
                                                           -----------        -----------        -----------

                                                            44,646,221         36,413,221         33,290,646
                                                           -----------        -----------        -----------

       Earnings before gain (loss) on
         real estate investments and
         extraordinary item                                 15,550,026         12,788,923         11,772,265
                                                           -----------        -----------        -----------

 Gain (loss) on real estate investments:
   Gain on sales of properties                                 173,025            300,036          4,556,511
   Valuation loss                                                -             (4,125,454)             -
                                                           -----------        -----------        -----------

                                                               173,025         (3,825,418)         4,556,511
                                                           -----------        -----------        -----------
       Earnings before extraordinary
         item                                               15,723,051          8,963,505         16,328,776

 Extraordinary item -
   Gain (loss) on extinguishment of debt                      (137,260)         3,748,095         (1,440,478)
                                                           -----------        -----------        -----------

       Net earnings                                        $15,585,791        $12,711,600        $14,888,298
                                                           ===========        ===========        ===========
 Per Share:

   Earnings before extraordinary item                      $      0.61        $      0.35        $      0.72

   Extraordinary item                                               -                0.15              (0.06)
                                                           -----------        -----------        -----------

       Net earnings                                        $      0.61        $      0.50        $      0.66
                                                           ===========        ===========        ===========




 Weighted average number of shares
   outstanding                                              25,590,129         25,349,303         22,457,131
                                                           ===========        ===========        ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                 Cumulative
                                                             Additional        Distributions            Total
                                            Common            Paid-In           in Excess of        Shareholders'
                                            Stock            Capital           Net Earnings            Equity
                                            ------          ----------         -------------        -------------
 Balance at December 31, 1992              $21,016,570        $155,618,551        $ (8,061,119)        $168,574,002

 Net earnings                                   -                   -               14,888,298           14,888,298
 Cash dividends declared -
   $.84 per share                               -                   -              (18,573,786)         (18,573,786)

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                   109,807           1,138,821              -                 1,248,628

 Exercise of Incentive Stock
   Options                                       5,689              30,891              -                    36,580

 Issuance of shares for the
   acquisition of properties                    28,978             350,997              -                   379,975

 Issuance of common stock,
   net                                       4,127,580          39,653,890              -                43,781,470
                                           -----------        ------------        ------------         ------------
 Balance at December 31, 1993               25,288,624         196,793,150         (11,746,607)         210,335,167


 Net earnings                                   -                   -               12,711,600           12,711,600

 Cash dividends declared -
   $.84 per share                               -                   -              (21,284,741)         (21,284,741)

 Issuance of shares under
   Dividend Reinvestment
   Plan, net                                    99,477             838,273              -                   937,750

 Exercise of Incentive Stock
   Options                                       1,010               2,131              -                     3,141

 Issuance of shares for the
   acquisition of properties                    31,636             303,911              -                   335,547
                                           -----------        ------------        ------------         ------------
 Balance at December 31, 1994               25,420,747         197,937,465         (20,319,748)         203,038,464



 Net earnings                                   -                   -               15,585,791           15,585,791

 Cash dividends declared -
   $.885 per share                              -                   -              (22,643,066)         (22,643,066)

 Issuance of shares under
    Dividend Reinvestment
    Plan, net                                  121,831             985,430              -                 1,107,261

 Conversion of debentures, net                 119,554           1,175,718              -                 1,295,272

 Exercise of Incentive Stock
   Options                                       7,000              46,375              -                    53,375

 Issuance of shares for the
   acquisition of properties                    19,870             173,180              -                   193,050
                                           -----------        ------------        ------------         ------------
 Balance at December 31, 1995              $25,689,002        $200,318,168        $(27,377,023)        $198,630,147
                                           ===========        ============        ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                         1995               1994               1993
                                                                         ----               ----               ----
 Cash flows from operating activities:
   Net earnings                                                       $ 15,585,791       $12,711,600         $14,888,298
   Adjustments to reconcile net earnings to net cash flows
     from operating activities:
       Depreciation                                                     10,427,268         8,214,192           7,668,797
       Loss (gain) on real estate investments                             (173,025)        3,825,418          (4,556,511)
       Extraordinary loss (gain)                                           137,260        (3,748,095)          1,440,478
       Amortization of debt costs                                          445,907           446,454             212,421
       Amortization of capitalized leasing income                          198,163           166,019             172,418
                                                                      ------------     -------------        ------------
                                                                        26,621,364        21,615,588          19,825,901

       Changes in accrued assets and
         liabilities:
           Increase (decrease) in accrued
             interest on debentures -
               7.3% interest payable                                       (37,095)          262,343           2,084,302
               2.0% interest payable                                        -                 -                   (9,550)
               Accrued premium on 2.0%
                 debentures                                                 -                 -               (2,291,542)
           Increase in interest receivable,
             prepaid expenses and other assets                          (1,187,639)         (592,782)           (785,054)
           Increase in accrued expenses and
             other liabilities                                             550,357         1,226,582             292,085
                                                                      ------------     -------------         -----------


       Net cash flows from operating activities                         25,946,987        22,511,731          19,116,142
                                                                      ------------     -------------         -----------

 Cash flows from (used in) investing activities:
   Proceeds from sales of properties, net                                1,310,531           562,070           7,779,046
   Additions to real estate investments, net -
     Acquisitions, expansions and renovations                           (7,672,184)      (98,461,982)        (27,697,142)
     Improvements                                                       (1,200,302)       (1,253,360)         (1,208,045)
   Collections of mortgage loans, net                                       52,933           100,816           4,135,583
   Additions to mortgage loans                                            (260,000)           -                   -
                                                                      ------------     -------------         -----------
       Net cash flows used in investing
         activities                                                     (7,769,022)      (99,052,456)        (16,990,558)
                                                                      ------------     -------------         -----------

 Cash flows from (used in) financing activities:
   Cash dividends paid, net of dividends
     reinvested                                                        (21,535,805)      (20,346,991)        (17,325,158)
   Issuance of common stock, net                                            -                 -               43,781,470
   Cash in lieu of fractional shares on                                                       -                   -
     conversion of debentures                                                  (15)
   Exercise of Incentive Stock Options, net                                 53,375             3,141              36,580
   Issuance of 7.3% convertible subordinated
     debentures, net                                                        -                 -               82,548,826
   Redemption of 2.0% convertible subordinated
     debentures                                                             -                 -               (5,730,000)
   Principal amortization of mortgage notes
     payable, net                                                       (1,546,572)       (1,273,737)         (1,484,658)
   Repayment of mortgage notes payable, net                             (6,836,676)       (8,378,095)        (22,815,915)
   Increase (decrease) in bank indebtedness, net                        10,000,000        26,000,000          (1,200,100)
   Extraordinary item -

     Gain (loss) on extinguishment of debt                                (137,260)        3,748,095          (1,440,478)
                                                                      ------------     -------------         -----------
       Net cash flows from (used in) financing
         activities                                                    (20,002,953)         (247,587)         76,370,567
                                                                      ------------     -------------         -----------

 Net increase (decrease) in cash and cash
   equivalents                                                          (1,824,988)      (76,788,312)         78,496,151

 Cash and cash equivalents at beginning of year                          1,841,388        78,629,700             133,549
                                                                      ------------     -------------         -----------
 Cash and cash equivalents at end of year                             $     16,400     $   1,841,388         $78,629,700
                                                                      ============     =============         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                     1995                 1994                1993
                                                                     ----                 ----                ----
 Supplemental disclosures of cash flow information:

 Cash paid during the year for interest related to:

     Mortgage notes payable                                        $ 9,207,974          $  8,082,615       $10,428,907

     Convertible subordinated debentures -
       7.3% interest, net of $94,225
         capitalized in 1994                                         6,247,157             6,033,906             -
       2.0% interest                                                    -                     -                 57,404
       Premiums on 2.0% debentures                                      -                     -              2,578,500

     Indebtedness to banks, net of $93,591
       capitalized in 1995                                           2,449,034               153,941           457,816
                                                                   -----------          ------------       -----------
       Total cash paid during the year for
         interest                                                  $17,904,165          $ 14,270,462       $13,522,627
                                                                   ===========          ============       ===========



 Supplemental schedule of noncash
 investing and financing activities:

 Acquisitions, expansions and renovations:

   Cost of acquisitions, expansions and
     renovations                                                   $10,329,579          $114,677,940       $35,877,117

   Additions to mortgage notes payable -
     Assumed                                                        (2,464,345)          (15,880,411)       (7,800,000)
     Acquired                                                           -                     -                  -

   Issuance of common stock                                           (193,050)             (335,547)         (379,975)
                                                                   -----------          ------------       -----------

       Cash paid for acquisitions, expansions and
         renovations of real estate investments
                                                                   $ 7,672,184          $ 98,461,982       $27,697,142
                                                                   ===========          ============       ===========
 Dispositions:

   Fair values of assets sold                                      $ 1,310,531          $    562,070       $ 7,779,046

   Repayment of mortgage notes payable                                  -                     -                  -
                                                                   -----------          ------------       -----------






       Proceeds from sales of properties, net                      $ 1,310,531          $    562,070       $ 7,779,046
                                                                   ===========          ============       ===========


 Conversion of debentures:

   Debentures converted                                            $ 1,345,000          $     -            $     -
   Associated unamortized debenture costs                              (49,713)               -                  -
   Equity issued on conversion                                      (1,295,272)               -                  -
                                                                   -----------          ------------       -----------

       Cash paid in lieu of fractional shares                      $        15          $     -            $     -
                                                                   ===========          ============       ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 and 1993


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Consolidation-

                 The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company and VW Mall, Inc., (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

         Business -

                 IRT Property Company, founded in 1969, is a self-administered and self-managed equity real estate investment trust which invests primarily in neighborhood and community shopping centers which are located in the Southeastern United States and are anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores. No one retailer accounts for more than 8% of the Company's gross revenues.

         Income Taxes -

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

         Use of Estimates-

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Reclassification of Prior Year Amounts-

                 Certain items in the consolidated financial statements have been reclassified to conform with the 1995 presentation.

         Recent Accounting Pronouncements-

                 In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company intends to adopt FAS 121 in 1996. The financial statement impact of adopting FAS 121 is not expected to be material.

                 In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating FAS 123. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company must adopt FAS 123 no later than January 1, 1996.

2.       PUBLIC OFFERINGS:

                 On August 31, 1993, the Company completed concurrent public offerings of 4,127,580 shares of its common stock at $11.25 per share and $86,250,000 of 7.3% convertible subordinated debentures due August 15, 2003. Net proceeds from these offerings totaled approximately $126,330,000. For more information regarding the convertible debentures, see Note 7.

3.       RENTAL PROPERTIES:

                 Rental properties are comprised of the following:

                                                   December 31,
                                           ---------------------------
                                              1995               1994
                                              ----               ----
         Land covered by purchase-
           leaseback agreements            $    928,292     $    928,292

         Land related to buildings
           and improvements                  92,453,973       91,181,819

         Buildings & improvements           359,126,336      350,532,594
                                           ------------     ------------

                                           $452,508,601     $442,642,705
                                           ============     ============


                 Upon expiration of the leases for land covered by purchase-leaseback agreements, all improvements on the land will become the property of the Company.

                 At December 31, 1995, land covered by two purchase-leaseback agreements having an aggregate cost of $677,792 is subordinate to first mortgage liens of $721,347 which are on both land and improvements but are not obligations of the Company. In addition, the lessees of these two properties have the option, subject to certain conditions, to repurchase the land. Such option prices are for amounts greater than the Company's carrying value of the related land.

                 Minimum base rentals on noncancellable operating leases for the Company's shopping center, industrial and land purchase-leaseback investments for the next five years and thereafter are as follows:



                          Year                             Amount
                          ----                             ------
                          1996                          $ 46,514,923
                          1997                            42,227,154
                          1998                            37,793,317
                          1999                            33,678,716
                          2000                            37,905,657
                          Thereafter                     258,720,430
                                                        ------------

                                                        $456,840,197
                                                        ============

4.       NET INVESTMENT IN DIRECT FINANCING LEASES:

                 Four retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $827,925 plus percentage rentals of 1% of gross sales in excess of the tenant's actual sales for its fiscal year ended January 31, 1990. Rental income from these leases totaled $1,175,284 (including $347,359 of percentage rentals) in 1995, $1,120,161 (including $292,236 of percentage rentals) in 1994 and $1,046,737 (including $218,812 of percentage rentals) in 1993. Of this rental income, $198,163, $166,019 and $172,418 were recorded as amortization of capitalized leasing income in 1995, 1994 and 1993, respectively.

                 The Company acquired ten branch bank buildings in a 1984 merger. These facilities are leased to The Old Phoenix National Bank at a total annual rental of $313,049.

                 The Company is to receive minimum lease payments of $1,140,974 per year during 1996 through 2000 and a total of $12,183,091 thereafter through the remaining lease terms. The estimated residual values of the leased properties included in net investment in direct financing leases totaled $644,872 as of December 31, 1995 and 1994.

5.       MORTGAGE LOANS:

                 The Company's investments in mortgage loans, all of which are secured by real estate investments, are summarized by type of loan at December 31, 1995 and 1994, as follows:

                                1995                         1994
                       -----------------------     --------------------------
                        Number       Amount         Number          Amount
                       of Loans   Outstanding      of Loans       Outstanding
                      --------     -----------     --------       -----------
     First mortgage       2       $ 3,358,578         2           $3,390,491
     Mortgage
       participation      1            38,415         1               40,504
     Wrap-around
       mortgage           1         5,390,104         1            5,194,228
                          -       -----------         -           ----------

                          4         8,787,097         4            8,625,223

     Less-Interest
       discounts and
       negative
       goodwill           -          (287,887)        -             (333,080)
                          -       -----------         -           ----------

     Mortgage
       loans, net         4       $ 8,499,210         4           $8,292,143
                          =       ===========         =           ==========



                 During April, 1994, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan filed Chapter 11 bankruptcy. In December, 1994, the Bankruptcy Court approved the plan of reorganization which amended the loan effective December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively. Additional interest at an annual rate of 1% continues to accrue through the remainder of the term. In addition, during 1995, the Company funded additional principal of $260,000 under this mortgage for capital improvements. The Company will realize total proceeds in excess of the carrying value of the indebtedness at the time of the restructuring over the remaining term of the mortgage. Therefore, no loss has been recorded related to the restructuring in accordance with SFAS No. 15.

                 Annual principal payments applicable to mortgage loan investments in the next five years and thereafter are as follows:



                          Year                            Amount
                          ----                            ------
                          1996                         $   84,375
                          1997                             97,355
                          1998                          3,241,594
                          1999                             90,468
                          2000                            103,835
                          Thereafter                    4,881,583
                                                       ----------

                                                       $8,499,210
                                                       ==========


                 Based on current rates at which similar loans would be made, the estimated fair value of mortgage loans was approximately $9,079,000 and $8,576,000 at December 31, 1995 and 1994, respectively.

6.       MORTGAGE NOTES PAYABLE:

                 Mortgage notes payable are collateralized by various real estate investments having a net carrying value of approximately $132,695,208 as of December 31, 1995. These notes have stated interest rates ranging from 7.6% to 13.875% and are due in monthly installments with maturity dates ranging from 1996 to 2013.

                 During 1995, the Company (a) repaid at maturity two variable rate mortgages totaling $3,524,000, (b) repaid at maturity an $860,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) refinanced a $9,000,000 mortgage, reducing the face of the mortgage to $7,500,000 and the interest rate from 9.75% to 8.375% and (d) refinanced a $12,330,000 mortgage, reducing the face of the mortgage to $11,377,000 and the interest rate from 9.375% to 8.194%. In addition, a 9.5% fully amortizing mortgage note payable was extinguished at maturity in August 1995.

                 The mortgage note payable secured by one of the two shopping centers acquired during 1995 totals $2,383,000 at a rate of 11.00% with a March 1998 maturity.

                 During 1994, the Company purchased for $4,500,000 the mortgage note payable secured by Valley West Mall which had a balance outstanding of approximately $8,248,000. During 1993, the Company paid in full eleven mortgage notes payable aggregating approximately $22,816,000. See also Note 10 where some of these prepayments resulted in extraordinary gains and losses.

                 Principal amortization and balloon payments applicable to mortgage notes payable in the next five years and thereafter are as follows:

                                                   BALLOON
                 YEAR             AMORTIZATION     PAYMENTS       TOTAL
                 ----             ------------     --------       -----
                 1996             $ 1,305,172     $13,882,380    $15,187,552
                 1997               1,079,895      34,653,165     35,733,060
                 1998                 881,160       2,385,917      3,267,077
                 1999                 958,888          -             958,888
                 2000                 695,988      12,079,779     12,764,942
                 Thereafter        10,656,758      20,609,079     31,276,662
                                  -----------     -----------    -----------

                                  $15,577,861     $83,610,320    $99,188,181
                                  ===========     ===========    ===========

                 Based on the borrowing rates currently available to the Company for mortgages with similar terms and maturities, the estimated fair value of mortgage notes payable was approximately $99,417,000 and $102,098,000 at December 31, 1995 and 1994, respectively.

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

                 Effective August 31, 1993, the Company issued $86,250,000 of 7.3% convertible subordinated debentures due August 15, 2003, $84,905,000 of which is outstanding as of December 31, 1995. Interest on the debentures is payable semi-annually on February 15 and August
         15. The debentures are convertible at any time prior to maturity into common stock of the Company at $11.25 per share, subject to adjustment in certain events. The Company has the option to redeem the debentures at par at any time after August 15, 1996.

                 In March 1995, $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share. Based upon the $11.25 conversion price, 7,547,111 authorized but unissued common shares have been reserved for possible issuance if the $84,905,000 debentures outstanding at December 31, 1995 are converted.

                 Costs associated with the issuance of the debentures were approximately $3,701,000 and are being amortized over the life of the debentures.

                 Based on the closing market price at year end, the estimated fair value of the 7.3% debentures was approximately $80,660,000 and $79,350,000 at December 31, 1995 and 1994, respectively.

8.       INDEBTEDNESS TO BANKS:

                 On November 1, 1990, the Company obtained from a financial institution a $25,000,000 revolving term loan maturing November 1, 1995. On July 31, 1992, the Company amended and restated this revolving term loan to increase the lender's commitment to a maximum of $50,000,000 ($38,520,000 at December 31, 1994, based on existing collateral) and extend the maturity to August 1, 1997. The interest rate was, at the option of the Company, either a) prime, fluctuating daily, or b) 1.25% over the adjusted London Interbank Offered Rates ("LIBOR"), set for periods of one, two, three, or six months at the option of the Company. Prepayments could be made with no fee at any time on prime rate advances and at the maturity of LIBOR advances. The Company paid a fee of 0.25% per annum of the aggregate unused portion of the commitment.

                 On December 15, 1995, the Company terminated the $50,000,000 secured revolving term loan, and obtained a $100,000,000 unsecured revolving term loan maturing January 4, 1999. Not later than June 30th of each year commencing June 30, 1996, the Company may request to extend the maturity date for an additional twelve-month period beyond the existing maturity date.

                 The interest rate is, at the option of the Company, either a) prime fluctuating daily, or b) LIBOR plus the "Applicable Margin" ranging from 1.3% to 1.5% based upon the rating of the senior unsecured long-term debt obligations of the Company. LIBOR borrowings may be set for periods of one, two, three, six or twelve months at the option of the Company. The Applicable Margin based on the Company's current rating is 1.5%.

                 Prepayments may be made on prime rate and LIBOR advances provided that the Company will reimburse the lenders for any loss or out-of-pocket expense incurred in connection with any LIBOR prepayment. The Company pays a fee of 0.25% per annum of the aggregate unused portion of the commitment.

                 The loan agreement contains restrictive covenants pertaining to net worth, the ratio of debt to equity, interest coverage, debt service coverage, net operating losses, and the ratio of total liabilities to total assets. The Company has agreed not to encumber certain properties ("Negative Pledge Properties"). The commitment may fluctuate up to a maximum of $100,000,000 based on 65% of the value of the Negative Pledge Properties and as of December 31, 1995, the Company may borrow the maximum commitment amount.

                 The following data is presented with respect to the line of credit agreements in 1995 and 1994:

                                                      1995              1994
                                                      ----              ----
                 Unused at year-end                $64,000,000      $12,520,000

                 Average borrowing for
                 the period                         33,506,945          788,890

                 Maximum amount outstanding
                 during the period                  36,000,000       26,000,000

                 Average interest rate for
                 the period                               7.63%            8.16%

                 Interest rate at
                 year-end                               7.4375%          8.1250%

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

                 The purchase-money financing on this sale commenced principal amortization in 1987 based on a 25-year amortization period, with a balloon payment in 2001. The Company had a deferred tax liability related to this sale of $1,068,000 and $1,079,000 at December 31, 1995 and 1994, respectively. Should the Company elect to distribute the taxable installment gain recognized in future years to its shareholders as capital gain distributions, the reversal of this previously recorded tax liability would be reflected in income for financial reporting purposes in the periods in which the distributions are elected.

                 During 1995, the Company sold three shopping center investments and two parcels of land for gains totaling approximately $160,000. In addition, the company recorded gains of approximately $2,000 on the condemnation of 2,814 square feet of land at two of the Company's shopping center investments.

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


10.      EXTRAORDINARY ITEM:

                 During 1995, the Company recognized an extraordinary loss of approximately $137,000 on the early extinguishment of debt. This extraordinary loss represented the unamortized portion of loan costs on the $50 million secured revolver terminated in December 1995.

                 During 1994, the Company purchased the 9.5% mortgage note payable secured by Valley West Mall in Glendale, Arizona for $4,500,000. The mortgage note payable had an outstanding principal balance of $8,248,000 at the time of purchase, which resulted in an extraordinary gain on extinguishment of this indebtedness of approximately $3,748,000 for both financial reporting and tax purposes.

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

11.      CASH DISTRIBUTIONS AND DIVIDEND REINVESTMENT PLAN:

                 The taxability of per share distributions paid to shareholders during the years ended December 31, 1995, 1994 and 1993 was as follows:



                                           1995    1994     1993
                                           ----    ----     ----
                 Ordinary income           $.635   $ .72    $ .39
                 Capital gains               -       .04      .45
                 Return of capital          .250     .08       -
                                           -----   -----    -----

                                           $.885   $ .84    $ .84
                                           =====   =====    =====

                 In addition, the 5% discount received upon purchase of shares under the Dividend Reinvestment Plan is taxable as ordinary income to the participant.

                 In 1984, the Company implemented a Dividend Reinvestment Plan (the "Plan") under which shareholders of the Company may elect to reinvest all or a portion of their dividends in the purchase of newly issued shares of the Company. The price of shares so purchased is 95% of the average high and low sales prices of the Company's common stock on the applicable dividend payment date. During 1995, 1994 and 1993, shares issued under the Plan totaled 121,831, 99,477 and 109,807, respectively, and dividends totaling $1,107,261, $937,750 and $1,248,628, respectively, were reinvested to purchase these shares.

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

                 Details of the stock option activity during 1995, 1994 and 1993 are as follows:

                                       Number of Shares
                                       ----------------      Option Price
                                     Employees   Directors     Per Share
                                     ---------   ---------  --------------
         Options outstanding,
           December 31, 1992           130,015      37,500   $7.63-$15.10
         Granted, 1993                  56,000        -         $12.00
         Granted, 1993                    -          8,750      $13.38
         Exercised, 1993                (1,800)     (6,250)  $7.63-$10.25
         Expired unexercised,
           1993                         (3,000)       -         $ 9.25
                                       -------      ------
         Options outstanding,
           December 31, 1993           181,215      40,000   $7.63-$15.10
         Granted, 1994                  66,000        -         $10.75
         Granted, 1994                    -          7,500      $10.63
         Exercised, 1994                (6,210)       -      $7.63-$10.24
         Expired unexercised,
           1994                        (16,350)       -      $9.25-$15.10
                                       -------      ------

         Options outstanding,
           December 31, 1994           224,655      47,500   $7.63-$15.10
         Granted, 1995                  80,500        -         $10.125
         Granted, 1995                    -          7,500      $ 9.75
         Granted, 1995                  50,000        -         $ 9.625
         Exercised, 1995                (7,000)       -         $ 7.625
         Expired unexercised,
           1995                        (12,000)       -      $10.125-$12.00
                                       -------      ------

         Options outstanding,
           December 31, 1995           336,155      55,000
                                       =======      ======

                 There are currently ISOs outstanding on 372,343 shares (including 40,625 shares granted under the Prior Plan), non-qualified options outstanding on 105,000 shares, and 577,050 unoptioned shares remaining in the 1989 Plan after the granting of ISOs for 89,000 additional shares at $9.25 per share on January 2, 1995 and the expiration of an option on 2,812 shares at $10.16 per share on January 19, 1996.

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

                 Upon termination of the pension plan, the Board of Directors determined that it would be appropriate to substitute in lieu thereof a program of year-end cash payments to certain employees of the Company. This program was instituted in 1990. Under this program, participants receive a year-end cash payment from the Company, the amount of which is based upon each participant's length of service with the Company. Each participant who has been employed by the Company for more than five years will receive a year-end cash payment equal to 12% of his or her salary. Each participant with less than five years will receive year-end cash payments in graduated amounts designed to produce a cumulative 12% payment after completion of five years of service. The Company accrued approximately $200,000, $168,000 and $154,000 under this program in 1995, 1994 and 1993, respectively.

                 Certain employees whose time in service with the Company was significantly greater than that of the remaining employees were provided with employment contracts during 1980. These employment contracts call for annual payments to each of these employees equal to 12% of the employee's salary in the event the Company's pension plan is terminated and deferred compensation amounts to be paid at retirement. The Company accrued approximately $23,000 for these contracts in 1995, $23,000 in 1994, and $21,000 in 1993.

                 The Company currently has no postretirement or postemployment benefits, and therefore Statements of Financial Accounting Standards Nos. 106 and 112 have no effect on the Company.

14.      TRANSACTIONS WITH RELATED PARTIES:

                 The former Chairman of the Executive Committee of the Company, who is also a member of the Board of Directors and was appointed President and Chief Operating Officer of the Company effective October 1, 1995, received consulting fees included in general and administrative expenses for the years ended December 31, 1994 and 1993 totaling approximately $2,000 and $24,000, respectively. This consulting arrangement was discontinued in January 1994.

                 The holdback shares and dividend equivalents related thereto on the Sofran Centers were issued or paid to entities which were directly or indirectly owned or controlled by Norman Zavalkoff, a director of the Company from August 14, 1992 to January 27, 1994, and nine other investors. (See Note 15).

15.      COMMITMENTS AND CONTINGENCIES:

                 During 1992, the Company purchased 17 shopping centers (the "Sofran Centers" and the "Dreyfus Centers") which had certain rental guaranties from the sellers. At the time of the purchases, 290,762 shares of the Company's common stock (representing approximately $3,003,000 of the purchase prices) were retained as "holdback shares." The Company was required to issue all or a portion of the holdback shares at various dates over the holdback periods if certain occupancy levels on a portfolio basis or on agreed-upon spaces were achieved by the end of the respective periods.

                 The Sofran holdback, which expired January 1995, contained a total of 169,290 shares. Over the term of this holdback, 9,182 shares were earned by and issued to the sellers and the remaining 160,108 shares were forfeited.

                 The Dreyfus holdback, which expired December 1995, contained a total of 121,472 shares. For the period December 23, 1992 through September 30, 1995, the number of shares available to the sellers was reduced by 34,378 shares and the Company issued 81,623 shares to the sellers, leaving a balance of 5,471 holdback shares. Of the remaining balance of holdback shares, 5,158 were issued to the sellers and 313 were forfeited in January 1996.

                 The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers were entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares was extinguished. The Company paid dividend equivalents of $41,637 and $100,466 during 1994 and 1993, respectively, to the sellers of the Sofran Centers. Also, the Company paid dividend equivalents of $12,100, $45,700 and $87,697 during 1995, 1994 and 1993, respectively, to the sellers of the Dreyfus Centers. These payments were considered part of the cost of acquisition on the respective payment dates.

                 Additionally, the seller of one of the Dreyfus Centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through September 30, 1995, 40,662 shares held as collateral were released to the seller and 10,321 shares were retired, leaving a balance of 64,360 shares.

                 In December 1995, the Company entered into a contract for the expansion of one of its shopping center investments. The cost to the Company will be approximately $693,000 of which approximately $34,000 had been incurred through December 31, 1995.

                 Effective October 1, 1995, the Company entered into agreements with the Chairman, the President and the Executive Vice President and Chief Financial Officer. The agreements contain provisions entitling each such officer to receive from two to three times his or her annual compensation (as defined) if there is a change in control of the Company (as defined) and a termination of his or her employment.

                 Additionally, the President's agreement entitles him to receive an amount equal to his annual compensation (as defined) if his employment is terminated within two years (a) by the Company without cause or (b) by the President if his position and duties are materially reduced or diminished.

16.      ENVIRONMENTAL INVESTIGATIONS:

                 The Charlotte industrial facility contained underground petroleum and used oil storage tanks ("USTs") believed to have been owned by the previous owner of this property. The Company (through an environmental consulting firm) removed the USTs in December 1993, and on March 2, 1994, DEHNR notified the Company that certain investigative, corrective and/or remedial actions ("Corrective Actions") must be performed by the Company to, among other things, determine the level of soil and/or groundwater contamination due to suspected leakage from some of the USTs. The Company has investigated the property to the satisfaction of DEHNR. The investigation confirmed the presence of petroleum product-related substances in soil and groundwater at levels that exceed applicable standards. The investigation also revealed the presence of free phase liquids in one monitoring well at the property.

                 The Company has begun removing free phase liquids from the well on the property. In addition, the Company has submitted to DEHNR a Corrective Action Plan ("CAP") and schedule to address petroleum-impacted soil and groundwater at the site. Soil excavation work has been completed, and the Company plans to address petroleum-impacted groundwater in due course. According to the CAP, the estimated remaining cost for site remediation ranges from $129,000 to $193,000 over a period of 3 to 6 years. Although the Company believes that certain of the costs of Corrective Action are reimburseable under the North Carolina Commercial Leaking Petroleum Underground Storage Tank Cleanup Fund, the Company has accrued $129,000 based on these estimates. The CAP may be revised, and the estimated costs may change, but based on the information presently available, the Company believes any additional costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

                 During its soil and groundwater investigation at Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in a single groundwater monitoring well that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. The Company has notified the Louisiana Department of Environmental Quality-Groundwater Protection Division ("LDEQ-GWPD") of such discovery. The Company has been advised that the groundwater impact appears to be very localized, since six other groundwater monitoring wells placed around the initial well did not exhibit any impact. There can be no assurance that the LDEQ-GWPD will not require remediation, but based on information presently available to the Company and discussions with the Company's environmental consultant, the Company believes the cost of any such remediation would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

17.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1995 and 1994.


                                                                              1995
                                                  -----------------------------------------------------------------

                                                     First            Second            Third              Fourth
                                                    Quarter           Quarter           Quarter            Quarter
                                                    -------           -------           -------            ------
 Revenues                                         $15,280,307      $14,837,565       $14,986,831        $15,091,544
                                                  ===========      ===========       ===========        ===========

 Earnings before gain (loss) on real
   estate investments and extraordinary
   item                                           $ 4,196,221      $ 3,890,861       $ 3,910,440        $ 3,552,504
 Gain (loss) on sales of properties,
   net                                                (16,673)         (58,084)           -                 247,782
                                                  -----------      -----------       -----------        -----------

         Earnings before extraordinary
           item                                     4,179,548        3,832,777         3,910,440          3,800,286
 Extraordinary item                                    -                 -                 -               (137,260)
                                                  -----------      -----------       -----------        -----------
         Net earnings                             $ 4,179,548      $ 3,832,777       $ 3,910,440        $ 3,663,026
                                                  ===========      ===========       ===========        ===========

 Per Share:
   Earnings before extraordinary
     item                                         $       .16      $       .15       $       .15        $       .14
   Extraordinary item                                    -                 -                 -                  -
                                                  -----------      -----------       -----------        -----------
         Net earnings                             $       .16      $       .15       $       .15        $       .14
                                                  ===========      ===========       ===========        ===========



                                                                               1994
                                                  -----------------------------------------------------------------
                                                     First            Second            Third             Fourth
                                                    Quarter           Quarter           Quarter           Quarter
                                                    -------           -------           -------           -------
 Revenues                                         $12,038,799      $11,755,214       $12,306,661        $13,101,470
                                                  ===========      ===========       ===========        ===========
 Earnings before gain (loss) on real
   estate investments and extraordinary
   item                                           $ 3,131,931      $ 2,888,770       $ 3,150,599        $ 3,617,623
                                                  -----------      -----------       -----------        -----------

 Gain (loss) on real estate
   investments:                                        -                 -               257,036             43,000
     Gain on sales of properties                       -            (3,685,454)           -                (440,000)
                                                  -----------      -----------       -----------        -----------
     Valuation loss                                    -            (3,685,454)          257,036           (397,000)
                                                  -----------      -----------       -----------        -----------



       Earnings before extraordinary
         item                                       3,131,931         (796,684)        3,407,635          3,220,623
 Extraordinary item                                     -            3,748,095            -                   -
                                                  -----------      -----------       -----------        -----------

       Net earnings                               $ 3,131,931      $ 2,951,411       $ 3,407,635        $ 3,220,623
                                                  ===========      ===========       ===========        ===========


 Per Share:
   Earnings before extraordinary
     item                                         $       .12      $      (.03)      $       .13        $       .13
   Extraordinary item                                    -                 .15                -                  -
                                                  -----------      -----------       -----------        -----------

         Net earnings                             $       .12      $       .12       $       .13        $       .13
                                                  ===========      ===========       ===========        ===========

IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                               Costs          Gross Amount
                                             Initial        Capitalized         at Which
                                             Cost to       Subsequent to       Carried at
      Description      Encumbrances          Company        Acquisition       Close of Year
      -----------      ------------          -------        -----------       -------------
Abbeville Plaza
  Abbeville, SC
    Land               $         -       $      48,066    $         -       $        48,066
    Buildings                                  458,062            10,470            468,532

Ambassador Row
  Lafayette, LA
    Land                         -           2,451,860              -             2,451,860
    Buildings                                7,244,580            70,500          7,315,080

Ambassador Row Courtyard
  Lafayette, LA
    Land                         -           2,899,438              -             2,899,438
    Buildings                                8,698,313              -             8,698,313

Asheville Plaza
  Asheville, NC
    Land                         -              52,710            15,000             67,710
    Buildings                                  335,717             1,860            337,577

Bluebonnet Village
  Baton Rouge, LA
    Land                         -           2,540,594              -             2,540,594
    Buildings                                5,509,995            24,742          5,534,737

The Boulevard
  Lafayette, LA
    Land                         -             948,334              -               948,334
    Buildings                                2,845,003             4,350          2,849,353

Carolina Place
  Hartsville, SC
    Land                         -             345,000              -               345,000
    Buildings                                2,006,494              -             2,006,494

Centre Pointe Plaza
  Smithfield, NC
    Land                         -             983,138            12,583            995,721
    Buildings                                7,999,263           146,922          8,146,185


                                         Estimated
                       Accumulated         Useful
                        Depreciation       Life of
                         at Close         Buildings      Date          Year
      Description         of Year          (Years)      Acquired      Completed
      -----------         -------          -------      --------      ---------
Abbeville Plaza
  Abbeville, SC
    Land                $         -          30      April, 1986       1970
    Buildings               189,270

Ambassador Row
  Lafayette, LA
    Land                          -          40     December, 1994    1980 &
    Buildings               184,787                                   1991

Ambassador Row Courtyard
  Lafayette, LA
    Land                          -          40     December, 1994    1986 &
    Buildings               222,382                                   1991

Asheville Plaza
  Asheville, NC
    Land                          -          30      April, 1986       1967
    Buildings               110,568

Bluebonnet Village
  Baton Rouge, LA
    Land                          -          40     December, 1994     1983
    Buildings               142,265

The Boulevard
  Lafayette, LA
    Land                          -          40     December, 1994    1976 &
    Buildings                73,004                                   1994

Carolina Place
  Hartsville, SC
    Land                          -          40       May, 1989        1989
    Buildings               328,380

Centre Pointe Plaza
  Smithfield, NC
    Land                          -          40     December, 1992    1989 &
    Buildings               613,538                                   1993


IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995


                                                               Costs          Gross Amount
                                             Initial        Capitalized         at Which
                                             Cost to       Subsequent to       Carried at
      Description      Encumbrances          Company        Acquisition       Close of Year
      -----------      ------------          -------        -----------       -------------
Chadwick Square
  Hendersonville, NC
    Land               $         -       $     276,778    $         -       $       276,778
    Buildings                                1,179,949              -             1,179,949

Chelsea Place
  New Port Richey, FL
    Land                         -           1,387,517              -             1,387,517
    Buildings                                5,550,068              -             5,550,068

Chester Plaza
  Chester, SC
    Land                         -              68,649           143,504            212,153
    Buildings                                  414,117         1,573,701          1,987,818

Chestnut Square
  Brevard, NC
    Land                    1,069,609          295,984              -               295,984
    Buildings                                1,113,464             7,539          1,121,003

Colony Square
  Fitzgerald, GA
    Land                         -             272,833              -               272,833
    Buildings                                2,455,826           200,571          2,656,397

Commerce Crossing
  Commerce, GA
    Land                         -             379,380               889            380,269
    Buildings                                4,086,850            15,569          4,102,419

Country Club Plaza
  Slidell, LA
    Land                                     1,068,686                            1,068,686
    Buildings                                3,010,039            12,275          3,022,314

Countryside Shops
  Cooper City, FL
    Land                         -           5,675,614              -             5,675,614
    Buildings                               10,954,065            62,953         11,017,018



                                         Estimated
                       Accumulated         Useful
                        Depreciation       Life of
                         at Close         Buildings      Date          Year
      Description         of Year          (Years)      Acquired      Completed
      -----------         -------          -------      --------      ---------
Chadwick Square
  Hendersonville, NC
    Land                $         -          40     January, 1992      1985
    Buildings               115,526

Chelsea Place
  New Port Richey, FL
    Land                          -          40       July, 1993       1992
    Buildings               341,109

Chester Plaza
  Chester, SC
    Land                          -          30      April, 1986      1967 &
    Buildings               423,860                                   1992

Chestnut Square
  Brevard, NC
    Land                          -          40     January, 1992      1985
    Buildings               112,436

Colony Square
  Fitzgerald, GA
    Land                          -          40     February, 1988     1987
    Buildings               584,587

Commerce Crossing
  Commerce, GA
    Land                          -          40     December, 1992     1988
    Buildings               309,275

Country Club Plaza
  Slidell, LA
    Land                          -          40     January, 1995      1982
    Buildings                74,241

Countryside Shops
  Cooper City, FL
    Land                          -          40       June, 1994     1986, 1988
    Buildings               413,470                                    & 1991


IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                               Costs          Gross Amount
                                             Initial        Capitalized         at Which
                                             Cost to       Subsequent to       Carried at
      Description      Encumbrances          Company        Acquisition       Close of Year
      -----------      ------------          -------        -----------       -------------
The Crossing
  Slidell, LA
    Land               $         -       $   1,282,036    $         -       $     1,282,036
    Buildings                                3,213,616            69,850          3,283,466

Delchamps Plaza
  Pascagoula, MS
    Land                    3,233,587          359,000              -               359,000
    Buildings                                4,130,247            25,986          4,156,233

Douglas Commons
  Douglasville, GA
    Land                    6,270,451        2,543,385             2,951          2,546,336
    Buildings                                5,958,475           104,280          6,062,755

Eden Centre
  Eden, NC
    Land                         -             625,901              -               625,901
    Buildings                                2,901,316              -             2,901,316

Elmwood Oaks
  Harahan, LA
    Land                    7,500,000        4,558,654              -             4,558,654
    Buildings                                6,560,014             7,120          6,567,134

First Street Station
  Albemarle, NC
    Land                         -             202,578              -               202,578
    Buildings                                2,832,092             6,998          2,839,090

Forest Hills Centre
  Wilson, NC
    Land                         -             869,981            (9,160)           860,821
    Buildings                                4,102,906           552,594          4,655,500

Forrest Gallery
  Tullahoma, TN
    Land                         -           2,136,573            10,639          2,147,212
    Buildings                                9,976,227           228,743         10,204,970



                                         Estimated
                       Accumulated         Useful
                        Depreciation       Life of
                         at Close         Buildings      Date          Year
      Description         of Year          (Years)      Acquired      Completed
      -----------         -------          -------      --------      ---------
The Crossing
  Slidell, LA
    Land                $         -          40     December, 1994    1988 &
    Buildings                83,581                                 1993

Delchamps Plaza
  Pascagoula, MS
    Land                          -          40      April, 1988       1987
    Buildings               805,129

Douglas Commons
  Douglasville, GA
    Land                          -          40      August, 1992      1988
    Buildings               527,432

Eden Centre
  Eden, NC
    Land                          -          40     November, 1994     1991
    Buildings                84,621

Elmwood Oaks
  Harahan, LA
    Land                          -          40     January, 1992      1989
    Buildings               649,249

First Street Station
  Albemarle, NC
    Land                          -          40      August, 1994      1989
    Buildings                94,399

Forest Hills Centre
  Wilson, NC
    Land                          -          40      August, 1990      1990
    Buildings               522,773

Forrest Gallery
  Tullahoma, TN
    Land                          -          40     December, 1992     1987
    Buildings               782,487


IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                                              Costs          Gross Amount
                                                            Initial        Capitalized         at Which
                                                            Cost to       Subsequent to       Carried at
      Description                     Encumbrances          Company        Acquisition       Close of Year
      -----------                     ------------          -------        -----------       -------------
Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                              $         -       $     787,583    $         -       $       787,583
    Buildings                                               1,860,360            28,774          1,889,134

The Galleria
  Wrightsville Beach, NC
    Land                                        -           1,069,672              -             1,069,672
    Buildings                                               5,256,991         1,256,043          6,513,034

Gulf Gate Plaza
  Naples, FL
    Land                                        -             277,562              -               277,562
    Buildings                                               1,857,532         2,158,202          4,015,734

Harris Teeter
  Lexington, VA
    Land                                        -             312,105              -               312,105
    Buildings                                               1,638,552           650,000          2,288,552

Heritage Walk
  Milledgeville, GA
    Land                                        -             810,292              -               810,292
    Buildings                                               7,944,260             3,200          7,947,460

Hoffner Plaza
  Orlando, FL
    Land                                        -             185,293              -               185,293
    Buildings                                                 476,469           485,171            961,640

Lancaster Plaza
  Lancaster, SC
    Land                                        -             120,790              -               120,790
    Buildings                                                 743,852           299,267          1,043,119

Lancaster Shopping Center
  Lancaster, SC
    Land                                        -             338,355              -               338,355
    Buildings                                               1,227,552            29,760          1,257,312



                                                        Estimated
                                      Accumulated         Useful
                                       Depreciation       Life of
                                        at Close         Buildings      Date          Year
      Description                        of Year          (Years)      Acquired      Completed
      -----------                        -------          -------      --------      ---------
Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                               $         -          30       July, 1986       1986
    Buildings                              589,312

The Galleria
  Wrightsville Beach, NC
    Land                                         -          40     August, 1986 &    1986 &
    Buildings                            1,336,073                 December, 1987    1990

Gulf Gate Plaza
  Naples, FL
    Land                                         -          28       June, 1979      1969 &
    Buildings                            2,278,348                                   1974

Harris Teeter
  Lexington, VA
    Land                                         -          30      June, 1988 &     1981 &
    Buildings                              561,740                  June, 1989       1989

Heritage Walk
  Milledgeville, GA
    Land                                         -          40       June,1993       1991 &
    Buildings                              511,492                                   1992

Hoffner Plaza
  Orlando, FL
    Land                                         -          28       June, 1979       1972
    Buildings                              719,116

Lancaster Plaza
  Lancaster, SC
    Land                                         -          30      April, 1986       1971
    Buildings                              407,423

Lancaster Shopping Center
  Lancaster, SC
    Land                                         -          30     August, 1986 &    1963 &
    Buildings                              352,435                 December, 1987    1987


IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                                             Costs          Gross Amount
                                                           Initial        Capitalized         at Which
                                                           Cost to       Subsequent to       Carried at
      Description                    Encumbrances          Company        Acquisition       Close of Year
      -----------                    ------------          -------        -----------       -------------
Lawrence Commons
  Lawrenceburg, TN
    Land                             $    2,739,060    $     715,653    $          829    $       716,482
    Buildings                                              2,726,635            16,056          2,742,691

Litchfield Landing
  North Litchfield, SC
    Land                                       -             475,000              -               475,000
    Buildings                                              2,118,429            39,256          2,157,685

Macland Pointe
  Marietta, GA
    Land                                  3,834,068        1,252,098              -             1,252,098
    Buildings                                              4,317,234           544,073          4,861,307

Masonova Plaza
  Daytona Beach, FL
    Land                                       -             296,643              -               296,643
    Buildings                                              1,680,977         1,053,232          2,734,209

Millervillage Shopping Center
  Baton Rouge, LA
    Land                                       -           1,926,535              -             1,926,535
    Buildings                                              5,661,992            34,125          5,696,117

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                                       -           3,704,368             6,757          3,711,125
    Buildings                                              6,400,556           236,152          6,636,708

North River Village
  Ellenton, FL
    Land                                       -           2,949,031              -             2,949,031
    Buildings                                              7,150,403            64,321          7,214,724

North Village Center
  North Myrtle Beach, SC
    Land                                  2,779,144          483,400              -               483,400
    Buildings                                              2,785,154            15,479          2,800,633




                                                       Estimated
                                     Accumulated         Useful
                                      Depreciation       Life of
                                       at Close         Buildings      Date          Year
      Description                       of Year          (Years)      Acquired      Completed
      -----------                       -------          -------      --------      ---------
Lawrence Commons
  Lawrenceburg, TN
    Land                              $         -          40      August, 1992      1987
    Buildings                             234,480

Litchfield Landing
  North Litchfield, SC
    Land                                        -          40      August, 1986      1984
    Buildings                             514,750

Macland Pointe
  Marietta, GA
    Land                                        -          40     January, 1993     1992 &
    Buildings                             354,239                                   1993

Masonova Plaza
  Daytona Beach, FL
    Land                                        -          16       June, 1979       1969
    Buildings                           2,089,261

Millervillage Shopping Center
  Baton Rouge, LA
    Land                                        -          40     December, 1994    1983 &
    Buildings                             146,264                                   1992

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                                        -          40      August, 1992      1987
    Buildings                             576,362

North River Village
  Ellenton, FL
    Land                                        -          40     December, 1992 &  1988 &
    Buildings                             434,841                 December, 1993     1993

North Village Center
  North Myrtle Beach, SC
    Land                                        -          37      August, 1986      1984
    Buildings                             608,074


IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                               Costs          Gross Amount
                                             Initial        Capitalized         at Which
                                             Cost to       Subsequent to       Carried at
      Description      Encumbrances          Company        Acquisition       Close of Year
      -----------      ------------          -------        -----------       -------------
Old Kings Commons
  Palm Coast, FL
    Land               $         -       $   1,491,458    $         -       $     1,491,458
    Buildings                                4,474,372           137,113          4,611,485

Palm Gardens
  Largo, FL
    Land                         -              98,279              -                98,279
    Buildings                                  657,716         1,274,417          1,932,133

Parkmore Plaza
  Milton, FL
    Land                         -           1,797,774             8,141          1,805,915
    Buildings                                6,448,360            60,948          6,509,308

Paulding Commons
  Dallas, GA
    Land                    8,732,846        2,312,372             2,687          2,315,059
    Buildings                               10,606,781            40,624         10,647,405

Pensacola Plaza
  Pensacola, FL
    Land                         -             130,688              -               130,688
    Buildings                                2,392,249           121,642          2,513,891

Pinhook Plaza
  Lafayette, LA
    Land                    7,422,055        2,768,151              -             2,768,151
    Buildings                                8,304,453            19,500          8,323,953

Plaza Acadienne
  Eunice, LA
    Land                    2,388,785             -                 -                 -
    Buildings                                2,917,925            12,000          2,929,925

Plaza North
  Hendersonville, NC
    Land                         -             657,797               121            657,918
    Buildings                                1,795,992             6,185          1,802,177



                                         Estimated
                       Accumulated         Useful
                        Depreciation       Life of
                         at Close         Buildings      Date          Year
      Description         of Year          (Years)      Acquired      Completed
      -----------         -------          -------      --------      ---------



Old Kings Commons
  Palm Coast, FL
    Land                  $         -          40       May, 1988        1988
    Buildings                    903,702

Palm Gardens
  Largo, FL
    Land                            -          26       June, 1979      1970 &
    Buildings                    767,811                                 1993

Parkmore Plaza
  Milton, FL
    Land                            -          40     December, 1992    1986 &
    Buildings                    490,451                                 1992

Paulding Commons
  Dallas, GA
    Land                            -          40      August, 1992      1991
    Buildings                    909,810

Pensacola Plaza
  Pensacola, FL
    Land                            -          30       July, 1986       1985
    Buildings                    813,629

Pinhook Plaza
  Lafayette, LA
    Land                            -          40     December, 1994    1979 &
    Buildings                    213,275                                 1992

Plaza Acadienne
  Eunice, LA
    Land                            -          40     December, 1994     1980
    Buildings                     74,898

Plaza North
  Hendersonville, NC
    Land                            -          40      August, 1992      1986
    Buildings                    153,940



IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                                              Costs          Gross Amount
                                                            Initial        Capitalized         at Which
                                                            Cost to       Subsequent to       Carried at
      Description                     Encumbrances          Company        Acquisition       Close of Year
      -----------                     ------------          -------        -----------       -------------

Providence Square
  Charlotte, NC
    Land                              $         -       $     450,000    $          300    $       450,300
    Buildings                                               1,895,606         1,965,327          3,860,933

Riverview Shopping Center
  Durham, NC
    Land                                        -             400,000               322            400,322
    Buildings                                               1,822,918         4,128,911          5,951,829

Scottsville Square
  Bowling Green, KY
    Land                                        -             653,010               765            653,775
    Buildings                                               1,782,340             2,089          1,784,429

Seven Hills
  Spring Hill, FL
    Land                                   3,800,000        1,903,090              -             1,903,090
    Buildings                                               2,976,628            17,502          2,994,130

Shelby Plaza
  Shelby, NC
    Land                                        -                -                 -                   -
    Buildings                                                 937,483           177,666          1,115,149

Sherwood South
  Baton Rouge, LA
    Land                                        -             496,174              -               496,174
    Buildings                                               1,488,521              -             1,488,521

Siegen Village
  Baton Rouge, LA
    Land                                        -           2,375,168          (325,000)         2,050,168
    Buildings                                               4,302,715            19,830          4,322,545

Smyrna Village
  Smyrna, TN
    Land                                   4,172,360          968,358            20,601            988,959
    Buildings                                               4,743,708           113,474          4,857,182



                                                        Estimated
                                      Accumulated         Useful
                                       Depreciation       Life of
                                        at Close         Buildings      Date          Year
      Description                        of Year          (Years)      Acquired      Completed
      -----------                        -------          -------      --------      ---------
Providence Square
  Charlotte, NC
    Land                                $         -          35     December, 1971     1973
    Buildings                                2,333,015

Riverview Shopping Center
  Durham, NC
    Land                                          -          35      March, 1972       1973
    Buildings                                1,730,023

Scottsville Square
  Bowling Green, KY
    Land                                          -          40      August, 1992      1986
    Buildings                                  152,319

Seven Hills
  Spring Hill, FL
    Land                                          -          40       July, 1993       1991
    Buildings                                  185,439

Shelby Plaza
  Shelby, NC
    Land                                          -          30      April, 1986       1972
    Buildings                                  409,838

Sherwood South
  Baton Rouge, LA
    Land                                          -          40     December, 1994   1972, 1988
    Buildings                                   38,628                                & 1992

Siegen Village
  Baton Rouge, LA
    Land                                          -          40     December, 1994     1988
    Buildings                                  108,498

Smyrna Village
  Smyrna, TN
    Land                                          -          40      August, 1992      1992
    Buildings                                  411,689


IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                                              Costs          Gross Amount
                                                            Initial        Capitalized         at Which
                                                            Cost to       Subsequent to       Carried at
      Description                     Encumbrances          Company        Acquisition       Close of Year
      -----------                     ------------          -------        -----------       -------------
Smyth Valley Crossing
  Marion, VA
    Land                              $         -       $   1,692,081    $        6,523    $     1,698,604
    Buildings                                               5,226,952           114,519          5,341,471

South Beach Regional
  Jacksonville Beach, FL
    Land                                  15,365,624        3,972,815            19,710          3,992,525
    Buildings                                              17,115,106           741,735         17,856,841

Spalding Village
  Griffin, GA
    Land                                  11,376,691        2,813,854             3,281          2,817,135
    Buildings                                              12,470,446            95,205         12,565,651

Stadium Plaza
  Phenix City, AL
    Land                                   3,850,000        1,828,942             2,130          1,831,072
    Buildings                                               2,614,155            18,096          2,632,251

Stanley Market Place
  Stanley, NC
    Land                                        -             198,103              -               198,103
    Buildings                                               1,602,832              -             1,602,832

Tarpon Heights
  Galliano, LA
    Land                                   2,443,428          705,570                              705,570
    Buildings                                               2,116,712             3,125          2,119,837

Taylorsville Shopping Center
  Taylorsville, NC
    Land                                        -              89,689              -                89,689
    Buildings                                               1,443,704         1,078,766          2,522,470

Thomasville Commons
  Thomasville, NC
    Land                                   5,582,694          963,333              -               963,333
    Buildings                                               6,183,052            26,576          6,209,628



                                                        Estimated
                                      Accumulated         Useful
                                       Depreciation       Life of
                                        at Close         Buildings      Date          Year
      Description                        of Year          (Years)      Acquired      Completed
      -----------                        -------          -------      --------      ---------
Smyth Valley Crossing
  Marion, VA
    Land                                $         -          40     December, 1992     1989
    Buildings                                  413,008

South Beach Regional
  Jacksonville Beach, FL
    Land                                          -          40      August, 1992     1990 &
    Buildings                                1,539,668                                 1991

Spalding Village
  Griffin, GA
    Land                                          -          40      August, 1992      1989
    Buildings                                1,070,692

Stadium Plaza
  Phenix City, AL
    Land                                          -          40      August, 1992      1988
    Buildings                                  226,501

Stanley Market Place
  Stanley, NC
    Land                                          -          35     January, 1992     1980 &
    Buildings                                  156,980                                 1991

Tarpon Heights
  Galliano, LA
    Land                                          -          40     January, 1995      1982
    Buildings                                   52,209

Taylorsville Shopping Center
  Taylorsville, NC
    Land                                          -          40     August, 1986 &    1982 &
    Buildings                                  538,702              December, 1988     1988

Thomasville Commons
  Thomasville, NC
    Land                                          -          40      August, 1992      1991
    Buildings                                  537,022


IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                               Costs          Gross Amount
                                             Initial        Capitalized         at Which
                                             Cost to       Subsequent to       Carried at
      Description      Encumbrances          Company        Acquisition       Close of Year
      -----------      ------------          -------        -----------       -------------
University Center
  Greenville, NC
    Land               $         -       $     750,000    $         -       $       750,000
    Buildings                                3,159,065            61,907          3,220,972

Valley West Mall
  Glendale, AZ
    Land                         -           1,500,000              -             1,500,000
    Buildings                                5,801,772         2,905,826          8,707,598

Venice Plaza
  Venice, FL
    Land                         -             333,127              -               333,127
    Buildings                                1,887,721           582,501          2,470,222

Village at Northshore
  Slidell, LA
    Land                    5,710,182        2,065,633              -             2,065,633
    Buildings                                6,196,900             5,673          6,202,573

Waterlick Plaza
  Lynchburg, VA
    Land                         -           1,071,000              -             1,071,000
    Buildings                                5,091,222           104,652          5,195,874

Watson Central
  Warner Robins, GA
    Land                         -           1,644,699            12,478          1,657,177
    Buildings                               11,312,051            88,121         11,400,172

Wesley Chapel Crossing
  Decatur, GA
    Land                         -           3,827,798             9,154          3,836,952
    Buildings                                7,029,915            47,541          7,077,456

West Gate Plaza
  Mobile, AL
    Land                         -             475,270              -               475,270
    Buildings                                3,779,546           481,190          4,260,736




                                         Estimated
                       Accumulated         Useful
                        Depreciation       Life of
                         at Close         Buildings      Date          Year
      Description         of Year          (Years)      Acquired      Completed
      -----------         -------          -------      --------      ---------



University Center
  Greenville, NC
    Land                $         -          40     December, 1989     1989
    Buildings                  488,033

Valley West Mall
  Glendale, AZ
    Land                          -          30      March, 1986       1973
    Buildings                4,902,642

Venice Plaza
  Venice, FL
    Land                          -          27       June, 1979      1971 &
    Buildings                1,477,401                                 1979

Village at Northshore
  Slidell, LA
    Land                          -          40     December, 1994    1988 &
    Buildings                  159,094                                 1993

Waterlick Plaza
  Lynchburg, VA
    Land                          -          40     October, 1989     1973 &
    Buildings                  831,056                                 1988

Watson Central
  Warner Robins, GA
    Land                          -          40     December, 1992 &  1989 &
    Buildings                  817,596              October, 1993      1993

Wesley Chapel Crossing
  Decatur, GA
    Land                          -          40     December, 1992     1989
    Buildings                  536,891

West Gate Plaza
  Mobile, AL
    Land                          -          25      June, 1974 &      1974
    Buildings                  721,733              January, 1985


IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                                              Costs          Gross Amount
                                                            Initial        Capitalized         at Which
                                                            Cost to       Subsequent to       Carried at
      Description                     Encumbrances          Company        Acquisition       Close of Year
      -----------                     ------------          -------        -----------       -------------
West Towne Square
  Rome, GA
    Land                              $         -       $     324,800    $         -       $       324,800
    Buildings                                               5,580,776            97,275          5,678,051

Westgate Square
  Sunrise, FL
    Land                                        -           2,238,886              -             2,238,886
    Buildings                                               6,839,969            60,749          6,900,718

Willowdaile Shopping Center
  Durham, NC
    Land                                        -             936,977           (60,579)           876,398
    Buildings                                               7,351,612           306,538          7,658,150

Whitehall Kent Apartments
  Kent, OH
    Land                                        -             136,404           117,938            254,342
    Buildings                                               2,136,996         1,253,021          3,390,017

Industrial Buildings
  Charlotte, NC - Industrial
    Land                                        -             143,160           178,490            321,650
    Buildings                                               2,170,057           472,435          2,642,492

Plasti-Kote
  Medina, OH - Industrial
    Land                                        -              81,390              -                81,390
    Buildings                                                 346,979            54,570            401,549

Lawrence County
  Shopping Center
    Sybene, OH
      Land                                      -             435,994              -               435,994

Grand Marche
  Shopping Center
    Lafayette, LA
      Land                                      -             250,000               500            250,500




                                                        Estimated
                                      Accumulated         Useful
                                       Depreciation       Life of
                                        at Close         Buildings      Date          Year
      Description                        of Year          (Years)      Acquired      Completed
      -----------                        -------          -------      --------      ---------
West Towne Square
  Rome, GA
    Land                                $         -          40      April, 1990       1988
    Buildings                                  823,086

Westgate Square
  Sunrise, FL
    Land                                          -          40       June, 1994      1984 &
    Buildings                                  256,747                                 1988

Willowdaile Shopping Center
  Durham, NC
    Land                                          -          40     August, 1986 &     1986
    Buildings                                1,671,009              December, 1987

Whitehall Kent Apartments
  Kent, OH
    Land                                          -          29       June, 1979       1968
    Buildings                                2,137,235

Industrial Buildings
  Charlotte, NC - Industrial
    Land                                          -          14       June, 1979      1956 &
    Buildings                                2,642,492                                 1963

Plasti-Kote
  Medina, OH - Industrial
    Land                                          -          14       June, 1979      1961 &
    Buildings                                  401,549                                 1966

Lawrence County
  Shopping Center
    Sybene, OH
      Land                                        -                   May, 1971        1971

Grand Marche
  Shopping Center
    Lafayette, LA
      Land                                        -                 September, 1972    1969


IRT PROPERTY COMPANY                                             SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995

                                                               Costs          Gross Amount
                                             Initial        Capitalized         at Which
                                             Cost to       Subsequent to       Carried at
      Description      Encumbrances          Company        Acquisition       Close of Year
      -----------      ------------          -------        -----------       -------------
Manatee County
  Shopping Center
    Bradenton, FL
      Land             $         -       $     241,798    $         -       $       241,798
                       --------------    -------------    --------------    ---------------


                       $   98,270,584    $ 425,589,664    $   26,918,937    $   452,508,601
                       ==============    =============    ==============    ================



                                         Estimated
                       Accumulated         Useful
                        Depreciation       Life of
                         at Close         Buildings      Date          Year
      Description         of Year          (Years)      Acquired      Completed
      -----------         -------          -------      --------      ---------
Manatee County
  Shopping Center
    Bradenton, FL
      Land                 $         -                   May, 1971        1971
                           --------------


                           $   51,600,890
                           ==============



IRT PROPERTY COMPANY                                                SCHEDULE III
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1995


NOTE:

Real estate activity is summarized as follows:

                                                            Year Ended December 31,
                                              --------------------------------------------------
                                                1995                1994               1993
                                                ----                ----               ----
RENTAL PROPERTIES:

Cost -
  Balance at beginning of year                $442,642,705       $331,012,764       $300,285,526

  Acquisitions and improvements                 11,518,502        115,813,729         37,157,578

  Retirements                                        -                  -                  -

  Reduction in carrying value                        -             (3,878,754)             -
                                              ------------       ------------       ------------

                                               454,161,207        442,947,739        337,443,104

  Cost of properties sold                       (1,652,606)          (305,034)        (6,430,340)
                                              ------------       ------------       ------------

    Balance at end of year                    $452,508,601       $442,642,705       $331,012,764
                                              ============       ============       ============



Accumulated depreciation -
  Balance at beginning of year                 $41,677,722        $33,463,530        $29,002,538

  Depreciation                                  10,427,268          8,214,192          7,668,797

  Retirements                                        -                  -                  -
                                              ------------       ------------       ------------

                                                52,104,990         41,677,722         36,671,335

  Accumulated depreciation related to
    rental properties sold                        (504,100)             -             (3,207,805)
                                              ------------       ------------       ------------

    Balance at end of year                    $ 51,600,890       $ 41,677,722       $ 33,463,530
                                              ============       ============       ============

IRT PROPERTY COMPANY                                            SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE December 31, 1995

                                                                                                                        Principal
                                                                                                                        Amount of
                                                                                                         Face Amount   Loans Subject
                                                                       Final      Periodic               and Carrying  to Delinquent
                         Type of         Type of       Interest       Maturity     Payment                 Amount of     Principal
Location of Property      Loan          Property        Rate           Date        Terms    Prior Liens   Mortgages     or Interest
--------------------      ----          --------        ----           ----        -----    -----------   ---------     -----------
                                                      (See Notes)                (See Notes)
Augusta, GA           First Mortgage Shopping Center    10.25%      August, 1998     (1)     $  -          $3,220,575       -


Lauderdale Lakes, FL  First Mortgage   Condominiums     10.00%       May, 2009       (2)        -             138,003       -


Nashville, TN         First Mortgage   Condominiums    8.63% -       2006-2007       (2)        -              38,415       -
                      Participation                     12.38%

Montgomery, AL         Wrap-Around      Apartments        (3)     September, 2001    (3)        -           5,390,104       -
                                                                                             -------       ----------



                                                                                                -           8,787,097
                                                                                             -------       ----------
                                     Less interest discounts and negative goodwill              -            (287,887)


                                                                                             $  -          $8,499,210
                                                                                             =======       ==========



NOTES:

(1) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity August 1, 1998.

(2)  Monthly payments include principal and interest.

(3) Modified effective, December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively, requiring monthly payments of $45,382 of principal and interest for the remaining term, with a balloon payment at maturity. Additional interest at an annual rate of 1% accrues for the periods September 1,1984 through August 31, 1989 and September 1,1991 through August 31, 2001 and is payable at maturity or on sale of the property. In addition, the Company funded additional principal of $260,000 under this mortgage during 1995 to make certain capital improvements. This wrap-around mortgage is subject to two first mortgages having an aggregate balance of $917,598 as of December 31, 1995.

IRT PROPERTY COMPANY                                                SCHEDULE IV
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 1995





Mortgage loan activity is summarized as follows:



                                                             Year Ended December 31,
                                                      ------------------------------------------
                                                        1995            1994            1993
                                                        ----            ----            ----
Balance at beginning of year                          $8,292,143     $8,392,959      $12,528,542

New mortgage loans                                        -              -                -

Additions to mortgage loans                              260,000         -                -

Amortization of interest discounts and negative
  goodwill                                                45,193          7,076           93,801

Collections of principal                                 (98,126)      (107,892)      (4,229,384)
                                                      ----------     ----------      -----------

Balance at end of year                                $8,499,210     $8,292,143      $ 8,392,959
                                                      ==========     ==========      ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


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

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Schedules. Included in Part II of this Report are the following:

         Report of Independent Public Accountants

         Consolidated Balance Sheets at December 31, 1995 and 1994

         Consolidated Statements of Earnings for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

         Schedule III  - Real Estate and Accumulated Depreciation

         Schedule IV - Mortgage Loans on Real Estate

         Exhibits.

         (3)(a) The Company's Articles of Incorporation, as amended, were filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 33-65604) dated July 6, 1993, to which reference is hereby made.

         (3)(b) The Company's By-Laws, as amended, were filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, to which reference is hereby made.

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

         (4)(b) The form of 7.3% Convertible Subordinated Debenture was included in (4)(a) above.

         (4)(c) The Indentures dated as of November 9, 1995 between the Company and SunTrust Bank, Atlanta, as Trustee, relating to Senior Debt Securities and Subordinated Debt Securities are filed herewith.

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

         (10)(e) The Company's Deferred Compensation Plan for Outside Directors dated December 22, 1995 is filed herewith.

         (10)(f) Agreements between the Company and Donald W. MacLeod, Thomas
                 H. McAuley and Mary M. Thomas effective October 1, 1995 are filed herewith.

         (10)(g) The Company's amended and restated $50 million revolving term loan agreement dated July 31, 1992 was filed as Exhibit
                 (10)(e) to the Company's Form 10-K for the year ended December 31, 1992, to which reference is hereby made. The Company's revolving term loan agreement dated November 1, 1990 was filed as Exhibit (10)(e) to the Company's Form 10-K for the year ended December 31, 1990, to which reference is hereby made.

         (10)(h) The Company's $100 million revolving term loan agreement dated December 15, 1995 was filed as an exhibit to the Company's Form 8-K dated January 2, 1996, to which reference is hereby made.

         (10)(i) The Real Property Purchase Agreement and first amendment thereto dated June 23, 1992 relative to the Company's acquisition of the ten Sofran Centers was filed as an exhibit to the Company's report on Form 8-K dated August 12, 1992 (date of event reported, July 31, 1992), to which reference is hereby made.

         (10)(j) Form of Agreement for the Sale and Purchase of Property dated October 30, 1992 and the letter amendment thereto dated November 19, 1992 relative to the Company's acquisition of the seven Dreyfus

                 Centers was filed as an exhibit to the Company's report on Form 8-K dated January 6, 1993 (date of event reported, December 23, 1992), to which reference is hereby made.

         (10)(k) The letter agreement dated December 23, 1992 between the IBM Retirement Plan Trust Fund and its seven wholly-owned subsidiaries and the Company was filed as an exhibit to the Company's report on Form 8-K dated January 6, 1993 (date of event reported, December 23, 1992), to which reference is hereby made.


         (10)(l) The letter agreement dated July 29, 1993 between the IBM Retirement Plan Trust Fund and its seven wholly-owned subsidiaries and the Company was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, to which reference is hereby made.

         (21) The Company has two subsidiaries, IRT Management Company ("IRTMC") and VW Mall, Inc. ("VWM"), Georgia corporations which are wholly owned by the Company. IRTMC was formed in 1990 and VWM in 1994.

         (23) Consent of Arthur Andersen LLP to the incorporation of their report included in this Form 10-K in the Company's previously filed Registration Statements File Nos. 33-65604, 33-66780, 33-51238, 33-59938, 33-64628, 33-64741 and 33-63523.

         (27)    Financial Data Schedule (for S.E.C. use only)



         Reports on Form 8-K . The Company filed a Current Report on Form 8-K dated January 2, 1996 (date of event reported, December 15, 1995), reporting under Items 5 and 7, the $100 million unsecured revolving term loan obtained December 15, 1995, which Form 8-K is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         February 16, 1996              IRT PROPERTY COMPANY

                                        By:/s/ Donald W. MacLeod
                                        -----------------------------
                                               Donald W. MacLeod
                                               Chairman and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald W. MacLeod             Chairman of the                   February 16, 1996
----------------------------      Board, and
    Donald W. MacLeod             Director (Principal
                                  Executive Officer)


/s/ Thomas H. McAuley             President, Chief                  February 16, 1996
----------------------------      Operating Officer and
    Thomas H. McAuley             Director


/s/ Mary M. Thomas                Executive Vice                    February 16, 1996
----------------------------      President, Chief
    Mary M. Thomas                Financial Officer
                                  and Director (Principal
                                  Financial & Accounting
                                  Officer)

/s/ Homer B. Gibbs, Jr.           Director                          February 16, 1996
----------------------------
    Homer B. Gibbs, Jr.

/s/ Samuel W. Kendrick            Director                          February 16, 1996
----------------------------
    Samuel W. Kendrick

/s/ Bruce A. Morrice              Director                          February 16, 1996
----------------------------
    Bruce A. Morrice

/s/ James H. Nobil                Director                          February 16, 1996
----------------------------
    James H. Nobil

/s/ Louis P. Wolfort              Director                          February 16, 1996
----------------------------
    Louis P. Wolfort