Form 10-K405/A
period 1995-12-31
IRT PROPERTY CO
filed 1996-02-20
CIK 311099

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

                               Amendment No. 1

        The undersigned registrant hereby amends Items 8 and 14 of its Form 10-K for the fiscal year ended December 31, 1995.

Item 8.  Financial Statements and Supplementary Data.



                              IRT PROPERTY COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                     ------
Report of Independent Public Accountants                               3

Consolidated Balance Sheets -
  December 31, 1995 and 1994                                           4

Consolidated Statements of Earnings -
  For the Years Ended December 31, 1995,
  1994 and 1993                                                        5

Consolidated Statements of Changes
  in Shareholders' Equity - For the Years Ended
  December 31, 1995, 1994 and 1993                                     6

Consolidated Statements of Cash Flows -
  For the Years Ended December 31, 1995,
  1994 and 1993                                                        7

Notes to Consolidated Financial Statements -
  December 31, 1995, 1994 and 1993                                     9



Schedules:

Schedule
Number
--------

III      Real Estate and Accumulated Depreciation                      27

IV       Mortgage Loans on Real Estate                                 39

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

                 Principal amortization and balloon payments applicable to mortgage notes payable in the next five years and thereafter are as follows:


                                                   BALLOON

                 YEAR             AMORTIZATION     PAYMENTS       TOTAL
                 ----             ------------     --------       -----
                 1996             $ 1,305,172     $13,882,380    $15,187,552
                 1997               1,079,895      34,653,165     35,733,060
                 1998                 881,160       2,385,917      3,267,077
                 1999                 958,888          -             958,888
                 2000                 695,988      12,079,779     12,775,767
                 Thereafter        10,656,758      20,609,079     31,265,837
                                  -----------     -----------    -----------

                                  $15,577,861     $83,610,320    $99,188,181
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

         (4)(b) The form of 7.3% Convertible Subordinated Debenture was included in (4)(a) above.

         (4)(c)* The Indentures dated as of November 9, 1995 between the Company and SunTrust Bank, Atlanta, as Trustee, relating to Senior Debt Securities and Subordinated Debt Securities are filed herewith.

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


         (10)(e)* The Company's Deferred Compensation Plan for Outside Directors dated December 22, 1995 is filed herewith.

         (10)(f)* Agreements between the Company and Donald W. MacLeod, Thomas
                  H. McAuley and Mary M. Thomas effective October 1, 1995 are filed herewith.


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


         (27)*   Financial Data Schedule (for S.E.C. use only)

         * Previously Filed


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



         February 20, 1996              IRT PROPERTY COMPANY

                                        By:/s/ Mary M. Thomas
                                        -----------------------------
                                               Mary M. Thomas
                                               Executive Vice
                                               President & Chief
                                               Financial Officer