Form 10-Q
period 1996-03-31
IRT PROPERTY CO
filed 1996-05-08
CIK 311099

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended       March 31, 1996
                                             ---------------------------------

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

                            IRT PROPERTY COMPANY
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Georgia                                     58-1366611
- --------------------------------               --------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                                   30339
- --------------------------------               --------------------------
     (Address of principal                              (Zip Code)
       executive offices)

                               (770) 955-4406
- -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                     N/A
- -------------------------------------------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at May 8, 1996
- ---------------------------                       --------------------------

Common Stock, $1 Par Value                             25,728,346 Shares

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            IRT PROPERTY COMPANY

                         CONSOLIDATED BALANCE SHEETS

                                                                     March 31,                  December 31,
                                                                       1996                        1995
                                                                   --------------              -------------
                                                                    (Unaudited)
 ASSETS
 Real estate investments:

   Rental properties, at cost                                        $443,157,300               $452,508,601
   Accumulated depreciation                                           (49,230,501)               (51,600,890)
                                                                     ------------               ------------

                                                                      393,926,799                400,907,711

   Net investment in direct financing leases                            9,044,795                  9,097,717
   Mortgage loans, net of interest discounts of
     $255,938 in 1996 and $266,957 in 1995                             12,270,904                  8,499,210
                                                                     ------------               ------------
       Net real estate investments                                    415,242,498                418,504,638


 Cash and cash equivalents                                              8,176,710                     16,400
 Accrued interest receivable                                              555,320                    544,073
 Prepaid expenses and other assets                                      8,115,034                  8,332,907
                                                                     ------------               ------------

                                                                     $432,089,562               $427,398,018
                                                                     ============               ============
 LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:
   Mortgage notes payable plus net
     interest premium of $61,491 in 1996 and $78,657 in 1995         $ 92,579,388               $ 99,188,181
   7.3% convertible subordinated
     debentures due August 15, 2003                                    84,905,000                 84,905,000
   7.45% senior notes due April 1, 2001, net of
     interest discount of $83,400                                      49,916,600                     -
   Indebtedness to banks                                                   -                      36,000,000
   Accrued interest on debentures                                         791,971                  2,341,488
   Accrued interest on senior notes                                        62,083                     -
   Accrued expenses and other liabilities                               5,482,766                  5,265,202
   Deferred income taxes                                                1,068,000                  1,068,000
                                                                     ------------               ------------

       Total liabilities                                              234,805,808                228,767,871
                                                                     ------------               ------------
 Commitments and Contingencies (Note 7)

 Shareholders' Equity:
   Common stock, $1 par value,
     authorized 75,000,000 shares; 25,726,501
     shares issued and outstanding in 1996
     and 25,689,002 shares in 1995                                     25,726,501                 25,689,002
   Additional paid-in capital                                         200,605,139                200,318,168
   Cumulative distributions in excess of net earnings                 (29,047,886)               (27,377,023)
                                                                     ------------               ------------
       Total shareholders' equity                                     197,283,754                198,630,147
                                                                     ------------               ------------

                                                                     $432,089,562               $427,398,018
                                                                     ============               ============

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)



                                                                            1996                    1995
                                                                            ----                    ----

 Revenues:
   Income from rental properties                                         $14,362,254             $14,472,991
   Interest                                                                  225,660                 222,720
   Interest on direct financing leases                                       275,639                 584,596
                                                                         -----------             -----------

                                                                          14,863,553              15,280,307
                                                                         -----------             -----------
 Expenses:
   Operating expenses of real estate investments                           2,848,771               3,116,001
   Interest on mortgages                                                   2,097,189               2,382,034
   Interest on debentures                                                  1,549,515               1,561,517
   Interest on senior notes                                                   62,183                  -
   Interest on indebtedness to banks                                         652,475                 525,468
   Depreciation                                                            2,655,645               2,586,841
   Amortization of debt costs                                                129,404                 110,951
   General & administrative                                                  965,845                 801,274
                                                                         -----------             -----------

                                                                          10,961,027              11,084,086
                                                                         -----------             -----------

       Earnings before gain (loss) on real estate investments              3,902,526               4,196,221

   Gain (loss) on real estate investments:
     Gain (loss) on sales of properties                                      207,496                 (16,673)
                                                                         -----------             -----------

       Net earnings                                                      $ 4,110,022             $ 4,179,548
                                                                         ===========             ===========

 Per Share:

       Net earnings                                                      $      0.16             $      0.16
                                                                         ===========             ===========


 Weighted average number of shares outstanding                            25,703,694              25,475,205
                                                                         ===========             ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)





                                                             Additional          Distributions           Total
                                             Common            Paid-In           in Excess of        Shareholders'
                                             Stock             Capital           Net Earnings           Equity
                                             ------          ----------         -------------       -------------
 Balance at December 31, 1994              $25,420,747       $197,937,465        $(20,319,748)        $203,038,464

 Net earnings for period                        -                  -                4,179,548            4,179,548

 Cash dividends paid -
   $.21 per share                               -                  -               (5,349,228)          (5,349,228)

 Issuance of shares under
   Dividend Reinvestment Plan, net              30,323            251,940              -                   282,263

 Conversion of debentures,  net                119,554          1,175,718              -                 1,295,272

 Issuance of shares for the
   acquisition of properties                     7,322             65,166              -                    72,488
                                           -----------       ------------        ------------         ------------


 Balance at March 31, 1995                 $25,577,946       $199,430,289        $(21,489,428)        $203,518,807
                                           ===========       ============        ============         ============


 Balance at December 31, 1995              $25,689,002       $200,318,168        $(27,377,023)        $198,630,147

 Net earnings for period                        -                  -                4,110,022            4,110,022

 Cash dividends paid -
   $.225 per share                              -                  -               (5,780,885)          (5,780,885)

 Issuance of shares under
   Dividend Reinvestment Plan, net              33,705            255,765              -                   289,470

 Issuance of shares for the
   acquisition of properties                     3,794             31,206              -                    35,000
                                           -----------       ------------        ------------         ------------


 Balance at March 31, 1996                 $25,726,501       $200,605,139        $(29,047,886)        $197,283,754
                                           ===========       ============        ============         ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



                                                                                     1996                   1995
                                                                                     ----                   ----

 Cash flows from operating activities:
   Net earnings                                                                    $ 4,110,022            $ 4,179,548
   Adjustments to reconcile earnings to net cash from operating activities:
       Depreciation                                                                  2,655,645              2,586,841
       Loss (gain) on sales of properties                                             (207,496)                16,673
       Amortization of debt costs                                                      129,404                110,951
       Amortization of capital leasing income                                           52,922                 61,400
                                                                                   -----------            -----------

                                                                                     6,740,497              6,955,413
       Changes in accrued assets and liabilities:
         Decrease in accrued interest on debentures                                 (1,549,517)            (1,586,607)
         Increase in accrued interest on senior notes                                   62,083                -
         Decrease in interest receivable, prepaid
           expenses and other assets                                                   599,397                730,479
         Increase in accrued expenses and other
           liabilities                                                                 217,664              2,004,103
                                                                                   -----------            -----------


       Net cash flows from operating activities                                      6,070,124              8,103,388
                                                                                   -----------            -----------

 Cash flows from (used in) investing activities:
   Proceeds from sales of properties, net                                            1,589,060                308,327
   Additions to real estate investments, net -
     Acquisitions, expansions and renovations                                         (308,487)            (5,701,268)
     Improvements                                                                     (512,810)              (159,135)
   Collections of mortgage loans, net                                                   28,306                 11,562
   Additions to mortgage loans                                                           -                    (78,067)
                                                                                   -----------            -----------

       Net cash flows from (used in) investing activities                              796,069             (5,618,581)
                                                                                   -----------            -----------

 Cash flows from (used in) financing activities:
   Cash dividends paid, net                                                         (5,491,415)            (5,066,965)
   Amortization of mortgage notes payable, net                                        (346,045)              (402,951)
   Repayment of mortgage notes payable, net                                         (6,262,748)                 -
   Increase (decrease) in bank indebtedness, net                                   (36,000,000)             7,000,000
   Issuance of 7.45% senior notes, net                                              49,394,325                  -
   Cash in lieu of fractional shares on conversion of debentures                        -                         (15)
                                                                                   -----------            -----------

       Net cash flows from financing activities                                      1,294,117              1,530,069
                                                                                   -----------            -----------

 Net increase in cash and cash equivalents                                           8,160,310              4,014,876

 Cash and cash equivalents at beginning of period                                       16,400              1,841,388
                                                                                   -----------            -----------

 Cash and cash equivalents at end of period                                       $  8,176,710            $ 5,856,264
                                                                                  ============            ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                             1996                1995
                                                                             ----                ----
 Supplemental disclosures of cash flow information:
 -------------------------------------------------

 Cash paid during the period for interest related to:

     Mortgage notes payable                                               $2,149,974            $2,363,955

     Convertible subordinated debentures                                   3,099,032             3,148,124

     Senior notes                                                             83,500                -

     Indebtedness to bank, net of $2,852 and
       $30,089 capitalized in 1996 and 1995                                  569,568               508,599
                                                                          ----------            ----------

         Total cash paid during the period
           for interest                                                   $5,902,074            $6,020,678
                                                                          ==========            ==========

 Supplemental schedule of noncash investing and financing
 activities:
 --------------------------------------------------------

 Sales of Properties:

   Gross proceeds from sales of properties                                $5,389,060            $  308,327
   Additions to mortgage loans                                            (3,800,000)               -
                                                                          ----------            ----------

     Cash proceeds from sales of properties, net                          $1,589,060            $  308,327
                                                                          ==========            ==========

 Acquisitions:

   Cost of acquisitions, expansions and
     renovations                                                          $  343,487            $8,238,101

   Additions to mortgage notes payable -
     Assumed, including interest premium at date
       of acquisition of $80,890                                               -                (2,464,345)

   Issuance of common stock                                                  (35,000)              (72,488)
                                                                          ----------            ----------


       Cash paid for acquisitions, expansions and
         renovations of real estate investments                           $  308,487            $5,701,268
                                                                          ==========            ==========

 Conversion of debentures:

   Debentures converted                                                   $   -                 $1,345,000
   Associated unamortized debenture costs                                     -                    (49,713)
   Equity issued on conversion                                                -                 (1,295,272)
                                                                          ----------            ----------

       Cash paid in lieu of fractional shares                             $   -                 $       15
                                                                          ==========            ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                              March 31, 1996 and 1995


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 1996 and 1995 have been recorded.

2.       Earnings Per Share

         Earnings per share have been computed based on the weighted average number of shares of common stock outstanding. The effect on earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

3.       Adoption of Financial Accounting Standards

         During the first quarter of 1996, the Company adopted the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard had no effect on the Company's financial statements.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in January 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. The required disclosures will be made on an annual basis in the Form 10-K.

4.       Issuance of 7.45% Senior Notes

         On March 26, 1996, the Company issued $50,000,000 of 7.45% senior notes due April 1, 2001. The senior notes were issued at a discount of $83,500 which will be amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled approximately $49,394,000.

         Interest on the senior notes is payable semi-annually on April 1 and October 1. Costs associated with the issuance of the senior notes were approximately $522,000 and are being amortized over the life of the notes.

5.       Purchase of Rental Properties

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

6.       Sales of Properties

         On March 31, 1996, the Company sold Valley West Mall in Glendale, Arizona for a total sales price of $5,450,000. The Company received net cash proceeds from this sale of approximately $1,589,000 and took back a purchase money mortgage of $3,800,000. The purchase money mortgage, which matures April 1, 2001, bears interest at a rate of 9.00% and is payable in monthly installments of $30,576. The Company recognized a gain on this sale of approximately $207,000 for financial reporting purposes.

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

         The Dreyfus holdback, which expired in December 1995, contained a total of 121,472 shares. Over the term of this holdback, 86,781 shares were earned by and issued to the sellers and the remaining 34,691 shares were forfeited.

         The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers were entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares was extinguished at the close of the periods. The Company paid no dividend equivalents during the first three months of 1996 and $4,653 of dividend equivalents during the first three months of 1995 to the sellers of the Dreyfus centers. These payments were considered part of the cost of acquisition on the respective payment dates.

         Additionally, the seller of one of the IBM/Dreyfus centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through December 31, 1995, 49,708 shares held as collateral were released to the seller and 12,140 shares were retired, leaving a balance of 53,495 shares.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

         Material Changes in Financial Condition. During the first quarter of 1996, the Company received cash proceeds of approximately $49,394,000 from the issuance of $50,000,000 of senior notes due April 2001 and net cash proceeds of approximately $1,589,000 on the sale of Valley West Mall. It utilized funds of
a) $36,000,000 to repay the outstanding balance of its unsecured revolving term loan, b) $6,263,000 to repay a 9.780% mortgage at maturity, and c) $298,000 to fund expansion or redevelopment costs of four existing investments.

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

         Material Changes in Results of Operations. During the first quarter of 1996, rental income from the Company's core portfolio of shopping center investments increased approximately $337,000. This increase includes approximately $106,000 of additional income earned from two property expansions completed during 1995 and is net of approximately $70,000 less income earned during the first quarter of 1996 due to two tenant bankruptcies during 1995. The increase in the Company's core portfolio income was offset by approximately $57,000 less income earned on three investments sold during 1995. In addition, rental income from the Company's Valley West Mall investment decreased approximately $391,000 for the quarter ended March 31, 1996. This decrease includes approximately $137,000 of property tax reimbursements due to the tenants as a result of a reduction in property taxes for 1994 and 1995 awarded by the State of Arizona. The Valley West Mall investment was sold on March 31, 1996 for a gain of approximately $207,000 for financial reporting purposes.

         During the first quarter of 1996, the Company received percentage rentals totaling $43,789 from one of its four Wal-Mart investments accounted for as direct financing leases. This represented a decrease of approximately $304,000 over that received during the first quarter of 1995, as Wal-Mart has ceased operations in three of the four Wal-Mart investments, from which the Company received approximately $305,000 of percentage rentals during the first quarter of 1995. Wal-Mart remains liable under the leases which expire in January 2011 and continues to pay base rentals, but no further percentage rentals are anticipated to be earned from these three facilities.

         Operating expenses related to the Company's core portfolio of real estate investments increased approximately $153,000 for the quarter ended March 31, 1996. This increase was offset by approximately $11,000 less expenses incurred on three investments sold during 1995. In addition, operating expenses related to the Company's Valley West Mall investment decreased approximately $409,000. This decrease includes a property tax refund for 1994 and 1995 of approximately $325,000 awarded by the State of Arizona.

         Interest expense on mortgages decreased approximately $285,000 for the first quarter of 1996 due to various mortgages repaid or refinanced during 1995 and the first three months of 1996. During the first quarter of 1996, the Company repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%. During 1995, the Company (a) repaid at maturity two variable rate mortgages totaling $3,524,000, (b) repaid at maturity an $860,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) refinanced a $9,000,000 mortgage, reducing the face of the mortgage to $7,500,000 and the interest rate from 9.75% to 8.375% and (d) refinanced a $12,330,000 mortgage, reducing the face of the mortgage to $11,377,000 and the interest rate from 9.375% to 8.194%. In addition, a 9.5% fully amortizing mortgage note payable was extinguished at maturity in August 1995.

         Interest expense on bank indebtedness increased approximately $127,000 for the first quarter of 1996. The Company had average borrowings of approximately $33,443,000 and $24,750,000 at effective interest rates of 7.24% and 8.40%, respectively, under its bank credit facility during the three months ended March 31, 1996 and 1995, respectively. In addition, the Company incurred commitment fees of approximately $39,000 and $6,000 in 1996 and 1995, respectively, based on the aggregate unused portion of the commitment. The Company's revolving term loan increased to $100,000,000 from $50,000,000 in December 1995.

         The increase in general and administrative expenses in 1996 was primarily due to the appointment of a new President and Chief Operating Officer in October 1995, as well as the costs of increased administrative and property management personnel and increased state franchise taxes.

         Funds from Operations. Effective January 1, 1996, the Company adopted the NAREIT definition of funds from operations. NAREIT defines funds from operations as net income before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Amortization of convertible debenture costs is added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the quarters ended March 31, 1995 and 1996. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters ended March 31, 1996 and 1995:

                                                                 1996                       1995
                                                                 ----                       ----
 Net Earnings                                                 $4,110,022                 $4,179,548

 Loss (gain) on real estate investments                         (207,496)                    16,673

 Depreciation                                                  2,655,645                  2,586,841

 Amortization of capitalized leasing fees                         53,210                     45,368

 Amortization of convertible debenture costs                      91,440                     92,071

 Amortization of capitalized leasing income                       52,922                     61,400
                                                              ----------                 ----------
 Funds from operations                                         6,755,743                  6,981,901

 Interest on convertible debentures                            1,549,515                  1,561,517
                                                              ----------                 ----------

 Fully diluted funds from operations                          $8,305,258                 $8,543,418
                                                              ==========                 ==========

 Fully diluted weighted average shares                        33,250,805                 33,101,437
                                                              ==========                 ==========

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments during the quarters ended March 31, 1996 and 1995:

                                                                 1996                      1995
                                                                 ----                      ----
 Tenant Improvements:
   Shopping Centers                                            $194,267                  $133,429
   Industrial                                                   177,660                    10,554
                                                               --------                  --------
   Total Tenant Improvements                                    371,927                   143,983
                                                               --------                  --------
 Capital Expenditures:
   Shopping Centers                                              87,330                     6,952
   Apartment                                                     53,251                     8,200
   Industrial                                                       302                      -
                                                               --------                  --------

   Total Capital Expenditures                                   140,883                    15,152
                                                               --------                  --------

 Total Improvements                                            $512,810                  $159,135
                                                               ========                  ========


         Tenant improvements reflected above do not include leasing fees. Leasing fees are recorded as deferred assets and expensed on the straight line basis over the lives of the respective leases in operating expenses of real estate investments. The Company paid leasing fees of approximately $102,000 and $50,000 during the quarters ended March 31, 1996 and 1995, respectively.

                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibits.

             (27)     Financial Data Schedule (for S.E.C. use only).

     (b)     Reports on Form 8-K.  The Company filed a Current Report on
Form 8-K dated March 26, 1996 (date of event reported March 26, 1996), reporting under items 5 and 7 the completion of the offering of $50.0 million of 7.45% senior notes (the "Notes") due April 1, 1996, which is incorporated herein by reference. The offering of the Notes was made pursuant to a Prospectus Supplement dated March 21, 1996 relating to the Prospectus dated November 9, 1995 filed with the Company's Shelf Registration Statement No. 33-63523 on Form S-3.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                                   IRT PROPERTY COMPANY


Date: May 8, 1996                                  /s/ Donald W. Macleod
      -----------                                  --------------------------
                                                   Donald W. MacLeod
                                                   Chairman & Chief Executive
                                                   Officer

Date: May 8, 1996                                  /s/ Thomas H. McAuley
      -----------                                  --------------------------
                                                   Thomas H. McAuley
                                                   President & Chief Operating
                                                   Officer


Date: May 8, 1996                                  /s/ Mary M. Thomas
      -----------                                  --------------------------
                                                   Mary M. Thomas
                                                   Executive Vice President &
                                                   Chief Financial Officer