Form 10-Q
period 1996-06-30
IRT PROPERTY CO
filed 1996-08-06
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended        June 30, 1996
                                            -------------------------------
                                       OR

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From                 to
                                   ----------------   ---------------------

Commission File Number       1-7859
- ---------------------------------------------------------------------------

                            IRT PROPERTY COMPANY
- ---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Georgia                                     58-1366611
     -------------------------------            ----------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

200 Galleria Parkway, Suite 1400
     Atlanta, Georgia                                     30339
- --------------------------------                ----------------------------
     (Address of principal                       (Zip Code)
       executive offices)

                               (770) 955-4406
- ----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                     N/A
- ----------------------------------------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at August 6, 1996
- --------------------------            -----------------------------
Common Stock, $1 Par Value                 25,756,692 Shares

     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                                                            June 30,       December 31,
                                                                                              1996            1995
                                                                                          ------------    ------------
                                                                                         (Unaudited)
ASSETS
Real estate investments:                                                                  $444,571,463    $452,508,601
Rental properties, at cost                                                                 (51,762,754)    (51,600,890)
Accumulated depreciation                                                                  ------------    ------------
                                                                                           392,808,709     400,907,711
Net investment in direct financing leases                                                    8,990,447       9,097,717
Mortgage loans, net of interest discounts of $244,919
 in 1996 and $266,957 in 1995                                                               12,246,568       8,499,210
                                                                                          ------------    ------------
Net real estate investments                                                                414,045,724     418,504,638



Cash and cash equivalents                                                                    6,540,795          16,400
Accrued interest receivable                                                                    573,362         544,073
Prepaid expenses and other assets                                                            8,207,412       8,332,907
                                                                                          ------------    ------------
                                                                                          $429,367,293    $427,398,018
                                                                                          ============    ============

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable plus net interest premium of
    $47,755 in 1996 and $78,657 in 1995                                                   $ 88,435,599    $ 99,188,181
  7.3% convertible subordinated debentures due
    August 15, 2003                                                                         84,905,000      84,905,000
  7.45% senior notes due April 1, 2001, net of interest
    discount of $79,230                                                                     49,920,770               -
Indebtedness to banks                                                                            -          36,000,000
Accrued interest on debentures                                                               2,341,488       2,341,488
Accrued interest on senior notes                                                               993,334               -
Accrued expenses and other liabilities                                                       5,982,655       5,265,202
Deferred income taxes                                                                        1,068,000       1,068,000
                                                                                          ------------    ------------
Total liabilities                                                                          233,646,846     228,767,871
                                                                                          ------------    ------------
Commitments and Contingencies (Note 8)

Shareholders' Equity:
  Common stock, $1 par value, authorized 75,000,000
    shares; 25,756,692 shares issued and outstanding in
    1996 and 25,689,002 shares in 1995                                                      25,756,692      25,689,002
  Additional paid-in capital                                                               200,842,341     200,318,168
  Cumulative distributions in excess of net earnings                                       (30,878,586)    (27,377,023)
                                                                                          ------------    ------------
      Total shareholders' equity                                                           195,720,447     198,630,147
                                                                                          ------------    ------------
                                                                                          $429,367,293    $427,398,018
                                                                                          ============    ============



             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                             IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF EARNINGS
                  For the Three- and Six-Month Periods Ended
                            June 30, 1996 and 1995
                                 (Unaudited)


                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                                   -------------------------  --------------------------
                                                     1996           1995          1996          1995
                                                   ----------   ------------  ------------  ------------

Revenues:
  Income from rental properties                   $14,389,235   $14,377,976   $28,751,489   $28,850,967
  Interest                                            410,610       223,645       636,270       446,365
  Interest on direct financing leases                 230,411       235,944       506,050       820,540
                                                  -----------   -----------   -----------   -----------
                                                   15,030,256    14,837,565    29,893,809    30,117,872
                                                  -----------   -----------   -----------   -----------

Expenses:
  Operating expenses of real estate
       investments                                  2,936,523     3,107,654     5,785,294     6,223,655
  Interest on mortgages                             1,924,665     2,333,032     4,021,854     4,715,066
  Interest on debentures                            1,549,515     1,549,515     3,099,030     3,111,032
  Interest on senior notes                            927,007             -       989,190             -
  Interest on indebtedness to banks                    62,051       534,704       714,526     1,060,172
  Depreciation                                      2,532,253     2,580,316     5,187,898     5,167,157
  Amortization of debt costs                          155,334       110,310       284,738       221,261
  General & administrative                            955,350       731,173     1,921,195     1,532,447
                                                  -----------   -----------   -----------   -----------
                                                   11,042,698    10,946,704    22,003,725    22,030,790
                                                  -----------   -----------   -----------   -----------
      Earnings before gain (loss) on real
        estate investments                          3,987,558     3,890,861     7,890,084     8,087,082

Gain (loss) on real estate investments:
  Gain (loss) on sales of properties                  (12,874)      (58,084)      194,622       (74,757)
                                                  -----------   -----------   -----------   -----------

       Earnings before extraordinary item           3,974,684     3,832,777     8,084,706     8,012,325

Extraordinary item -
  (Loss) on extinguishment of debt                    (16,500)            -       (16,500)            -
                                                  -----------   -----------   -----------   -----------

    Net earnings                                  $ 3,958,184   $ 3,832,777   $ 8,068,206   $ 8,012,325
                                                  ===========   ===========   ===========   ===========
Per Share:
  Earnings before extraordinary item              $      0.15   $      0.15   $      0.31   $      0.31
  Extraordinary item                                        -             -             -             -
                                                  ===========   -----------   -----------   -----------
    Net earnings                                  $      0.15   $      0.15   $      0.31   $      0.31
                                                  ===========   ===========   ===========   ===========
Weighted average number of shares
outstanding                                        25,737,741    25,590,389    25,720,717    25,533,116
                                                  ===========   ===========   ===========   ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                 IRT PROPERTY COMPANY
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (UNAUDITED)


                                                  Additional   Distributions      Total
                                      Common       Paid-In     in Excess of   Shareholders'
                                      Stock        Capital     Net Earnings      Equity
                                    -----------  ------------  -------------  -------------
Balance at December 31, 1994        $25,420,747  $197,937,465  $(20,319,748)  $203,038,464

Net earnings for period                       -             -     8,012,325      8,012,325

Cash dividends paid -
$.435 per share                               -             -   (11,105,218)   (11,105,218)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                              59,812       494,812             -        554,624

Conversion of debentures,
  net                                   119,554     1,175,718             -      1,295,272

Issuance of shares for the
  acquisition of properties              11,520       100,904             -        112,424
                                    -----------  ------------  ------------   ------------
Balance at June 30, 1995            $25,611,633  $199,708,899  $(23,412,641)  $201,907,891
                                    ===========  ============  ============   ============

Balance at December 31, 1995        $25,689,002  $200,318,168  $(27,377,023)  $198,630,147

Net earnings for period                       -             -     8,068,206      8,068,206

Cash dividends paid -
  $.45 per share                              -             -   (11,569,769)   (11,569,769)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                              62,051       481,557             -        543,608

Exercise of Incentive Stock
  Options, net                            2,300        15,238             -         17,538

Issuance of shares for the
  acquisition of properties               3,339        27,378             -         30,717
                                    -----------  ------------  ------------   ------------
Balance at June 30, 1996            $25,756,692  $200,842,341  $(30,878,586)  $195,720,447
                                    ===========  ============  ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                                 1996          1995
                                                             ------------  ------------
Cash flows from operating activities:
  Net earnings                                               $ 8,068,206   $ 8,012,325
  Adjustments to reconcile earnings to net cash from
    operating activities:
      Depreciation                                             5,187,898     5,167,157
      Loss (gain) on sales of properties                        (194,622)       74,757
      Extraordinary (loss)                                        16,500             -
      Amortization of debt costs and discount                    289,008       221,261
      Amortization of capitalized leasing income                 107,270       113,028
                                                             -----------   -----------
                                                              13,474,260    13,588,528

      Changes in accrued assets and liabilities:
      Increase (decrease) in accrued interest on
        debentures                                                     -       (37,092)
      Increase in accrued interest on senior notes               993,334             -
      Decrease in interest receivable, prepaid
        expenses and other assets                                333,643       396,429
      Increase in accrued expenses and other
        liabilities                                              717,453     2,417,894
                                                             -----------   -----------
      Net cash flows from operating activities                15,518,690    16,365,759
                                                             -----------   -----------
Cash flows from (used in) investing activities:
  Proceeds from sales of properties, net                       1,589,442       811,217
  Additions to real estate investments, net -
    Acquisitions, expansions and renovations                    (787,480)   (6,625,621)
    Improvements                                              (1,465,519)     (373,657)
  Collections of mortgage loans, net                              52,642        21,236
  Additions to mortgage loans                                          -      (143,067)
                                                             -----------   -----------

      Net cash flows used in investing activities               (610,915)   (6,309,892)
                                                             -----------   -----------
Cash flows from (used in) financing activities:
  Cash dividends paid, net                                   (11,026,161)  (10,550,594)
  Exercise of Incentive Stock Options, net                        17,538             -
  Issuance of 7.45% senior notes, net                         49,394,325             -
  Amortization of mortgage notes payable, net                   (653,831)     (810,717)
  Repayment of mortgage notes payable, net                   (10,098,751)   (3,250,000)
  Increase (decrease) in bank indebtedness, net              (36,000,000)    7,000,000
  Cash in lieu of fractional shares on conversion of
    debentures                                                         -           (15)
  Extraordinary item -
    (Loss) on extinguishment of debt                             (16,500)            -
                                                             -----------   -----------
      Net cash flows used in financing activities             (8,383,380)   (7,611,326)
                                                             -----------   -----------
Net increase in cash and cash equivalents                      6,524,395     2,444,541

Cash and cash equivalents at beginning of period                  16,400     1,841,388
                                                             -----------   -----------
Cash and cash equivalents at end of period                   $ 6,540,795   $ 4,285,929
                                                             ===========   ===========

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                 1996                  1995
                                                             ------------           -----------

Supplemental disclosures of cash flow
information:

Cash paid during the period for interest related to:

  Mortgage notes payable                                     $ 4,080,549            $4,757,981

  Convertible subordinated debentures                          3,099,032             3,148,124

  Senior notes, including $8,414 capitalized in 1996              83,500                     -

  Indebtedness to banks, including $2,853
    capitalized in 1996 and $73,122 in 1995                      836,593               701,575
                                                             -----------            ----------
        Total cash paid during the period
          for interest                                       $ 8,099,674            $8,607,680
                                                             ===========            ==========

Supplemental schedule of noncash investing and financing activities:

Sales of Properties:

  Gross proceeds from sales of properties                    $ 5,389,442            $  811,217
  Additions to mortgage loans                                 (3,800,000)                    -
                                                             -----------            ----------
    Cash proceeds from sales of properties, net              $ 1,589,442            $  811,217
                                                             ===========            ==========

Acquisitions, Expansions and Renovations:

  Cost of acquisitions, expansions and renovations           $   818,197            $9,202,390

  Additions to mortgage notes payable -
    Assumed, including interest premium at date of
      acquisition of $80,890                                           -            (2,464,345)

  Issuance of common stock                                       (30,717)             (112,424)
                                                             -----------            ----------
      Cash paid for acquisitions, expansions and
        renovations of real estate investments               $   787,480            $6,625,621
                                                             ===========            ==========

Conversion of debentures:

  Debentures converted                                       $         -           $ 1,345,000
  Associated unamortized debenture costs                               -               (49,713)
  Equity issued on conversion                                          -            (1,295,272)
                                                             -----------            ----------
      Cash paid in lieu of fractional shares                 $         -            $       15
                                                             ===========            ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              IRT PROPERTY COMPANY

                  Notes to Consolidated Financial Statements
                            June 30, 1996 and 1995


1.   Unaudited Financial Statements

     These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 1996 and 1995 have been recorded.

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

3.   Adoption of Financial Accounting Standards

     During the first quarter of 1996, the Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard had no effect on the Company's financial statements.

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in January 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. The required disclosures will be made on an annual basis in the Form 10-K.

4.   IRT Capital Corporation

     On May 23, 1996, IRT Capital Corporation, a taxable subsidiary of the Company, was formed under the laws of Georgia. This taxable subsidiary will have the ability to develop properties, buy and sell properties, provide equity to developers who are merchant builders and perform third-party management, leasing and brokerage. The Company holds 100% of the non-voting and 1% of the voting common stock of IRT Capital Corporation. The remaining voting common stock is held by two principal executive officers of the Company. The ownership of the common stock of IRT Capital Corporation entitles the Company to substantially all (99%) of the economic benefits from the results of operations of this subsidiary. IRT Capital Corporation is included in the Company's Consolidated Financial Statements, but is taxed as a regular corporation.

5.   Issuance of 7.45% Senior Notes

     On March 26, 1996, the Company issued $50,000,000 of 7.45% senior notes due April 1, 2001. The senior notes were issued at a discount of $83,500 which will be amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled approximately $49,394,000.

     Interest on the senior notes is payable semi-annually on April 1 and October 1. Costs associated with the issuance of the senior notes totaled approximately $522,000 and are being amortized over the life of the notes.

6.   Purchase of Rental Properties

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

7.   Sales of Properties

     On March 31, 1996, the Company sold Valley West Mall in Glendale, Arizona for a total sales price of $5,450,000. The Company received net cash proceeds from this sale of approximately $1,589,000 and took back a purchase money mortgage of $3,800,000. The purchase money mortgage, which matures April 1, 2001, bears interest at an annual rate of 9.00% and is payable in monthly installments of $30,576 with a balloon payment at maturity. The Company recognized a gain on this sale of approximately $195,000 for financial reporting purposes.

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

8.   Commitments and Contingencies

     During 1992, the Company purchased from the Sofran Group and the IBM Retirement Plan Trust Fund (advised by Dreyfus Realty Advisors) 17 shopping centers which have certain rental guaranties from the sellers. At the time of the purchases, 290,762 shares of the Company's common stock (representing approximately $3,003,000 of the purchase price) were retained as "holdback shares." The Company was required to issue all or a portion of the holdback shares at various dates over the holdback periods if certain occupancy levels on a portfolio basis or on agreed-upon spaces were achieved by the end of the respective periods.

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

     The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers were entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares was extinguished at the close of the periods. The Company paid no dividend equivalents during the first six months of 1996 and $8,387 during the first six months of 1995 to the sellers of the Dreyfus centers. These payments were considered part of the cost of acquisition on the respective payment dates.

     Additionally, the seller of one of the IBM/Dreyfus centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through June 30, 1996, 53,887 shares held as collateral were released to the seller and 12,140 shares were retired, leaving a balance of 49,316 shares.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Material Changes in Financial Condition. During the six months ended June 30, 1996, the Company received cash proceeds of approximately $49,394,000 from the issuance of $50,000,000 of senior notes due April 2001 and net cash proceeds of approximately $1,589,000 on the sale of Valley West Mall. It utilized funds of a) $36,000,000 to repay the outstanding balance of its unsecured revolving term loan, b) $6,263,000 to repay a 9.78% mortgage at maturity, c) $1,052,000 to repay a 13.875% mortgage (discounted to 9.5% for financial reporting purposes) at maturity, d) $2,727,000 to prepay a 9.375% mortgage, e) $57,000 to prepay an 8.5% mortgage and f) $777,000 to fund expansion or redevelopment costs of four existing investments.

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

     Material Changes in Results of Operations. During the quarter ended June 30, 1996, rental income from the Company's core portfolio of shopping center investments increased approximately $425,000. This increase includes approximately $109,000 of additional income earned from two property expansions completed during 1995 and is net of approximately $67,000 less income earned due to two tenant bankruptcies during 1995. The increase in the Company's core portfolio income was offset by approximately $5,000 less income earned on three investments sold during 1995 and approximately $409,000 less income earned due to the sale of the Company's Valley West Mall investment. The Valley West Mall investment was sold on March 31, 1996 for a gain of approximately $195,000 for financial reporting purposes.

     During the first six months of 1996, rental income from the Company's core portfolio of shopping center investments increased approximately $762,000.
This increase includes approximately $215,000 of additional income earned from two property expansions completed during 1995 and is net of approximately $137,000 less income earned during the first six months of 1996 due to two tenant bankruptcies during 1995. The increase in the Company's core portfolio income was offset by approximately $62,000 less income earned on three investments sold during 1995 and approximately $799,000 less income earned due to the sale of Valley West Mall in March 1996. The decrease in income for Valley West Mall included approximately $137,000 of property tax reimbursements due to the tenants as a result of a reduction in property taxes for 1994 and 1995 awarded by the State of Arizona in 1996.

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

     Operating expenses related to the Company's core portfolio of real estate investments increased approximately $185,000 and $338,000 for the quarter and six months ended June 30, 1996, respectively. These increases were offset by approximately $5,000 and $16,000 less expenses incurred for the quarter and six months ended June 30,1996, respectively, on three investments sold during 1995. In addition, approximately $352,000 and $761,000 less expenses were incurred for the quarter and six months ended June 30, 1996, respectively, due to the sale of Valley West Mall in March 1996. The decrease for Valley West Mall included a property tax refund for 1994 and 1995 of approximately $325,000 awarded by the State of Arizona during the first quarter of 1996.

     Interest expense on mortgages decreased approximately $408,000 and $693,000 for the quarter and six months ended June 30, 1996, respectively, due to various mortgages repaid or refinanced during 1995 and the first six months of 1996. During the six months of 1996, the Company (a) repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%, (b) repaid at maturity a $1,052,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) prepaid a $2,727,000 mortgage bearing interest at 9.375%, resulting in a $16,500 loss on extinguishment of debt and (d) prepaid a $57,000 mortgage bearing interest at 8.50%. During 1995, the Company (a) repaid at maturity two variable rate mortgages totaling $3,524,000, (b) repaid at maturity an $860,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) refinanced a $9,000,000 mortgage, reducing the face of the mortgage to $7,500,000 and the interest rate from 9.75% to 8.375% and (d) refinanced a $12,330,000 mortgage, reducing the face of the mortgage to $11,377,000 and the interest rate from 9.375% to 8.194%. In addition, a 9.5% fully amortizing mortgage note payable was extinguished at maturity in August 1995.

     Interest expense on bank indebtedness decreased approximately $473,000 and $346,000 for the quarter and six months ended June 30, 1996, respectively. The Company had no amounts outstanding under its bank credit facility during the quarter ended June 30, 1996 and had average borrowings of $24,611,000 at an effective interest rate of 8.54% during the quarter ended June 30, 1995. The Company had average borrowings of approximately $15,063,000 and $24,683,000 at effective interest rates of 8.05% and 8.47%, respectively, under its bank credit facility during the six months ended June 30, 1996 and 1995, respectively. In addition, the Company incurred commitment fees of approximately $62,000 and $3,000 for the quarters ended June 30, 1996 and 1995, respectively, and approximately $101,000 and $9,000 for the six months ended June 30, 1996 and 1995, respectively, based on the aggregate unused portion of the commitment. The Company's revolving term loan commitment increased to $100,000,000 from $50,000,000 in December 1995.

     The increases in general and administrative expenses in 1996 were primarily due to the appointment of a new President and Chief Operating Officer in October 1995, as well as the costs of increased administrative and property management personnel and increased state franchise taxes.

     Funds from Operations.   Effective January 1, 1996, the Company adopted
the NAREIT definition of funds from operations. NAREIT defines funds from operations as net income before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Amortization of convertible debenture costs is added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the quarter and six months ended June 30, 1996 and 1995. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters and six months ended June 30, 1996 and 1995:


                                            Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                       ------------------------  -------------------------
                                          1996         1995          1996         1995
                                       -----------  -----------  ------------  -----------
Net Earnings                           $ 3,958,184  $ 3,832,777  $ 8,068,206   $ 8,012,325

Loss (gain)on real estate
  investments                               12,874       58,084     (194,622)       74,757

Loss on extinguishment
  of debt                                   16,500            -       16,500             -

Depreciation                             2,532,253    2,580,316    5,187,898     5,167,157

Amortization of
  capitalized leasing fees                  55,145       46,955      108,355        92,323

Amortization of
  capitalized leasing income                54,348       51,628      107,270       113,028
                                       -----------  -----------  -----------   -----------

Funds from operations                    6,629,304    6,569,760   13,293,607    13,459,590

Interest on convertible
  debentures                             1,549,515    1,549,515    3,099,030     3,111,032

Amortization of
  convertible debenture costs               91,440       91,440      182,880       183,511
                                       -----------  -----------  -----------   -----------
Fully diluted funds from
  operations                           $ 8,270,259  $ 8,210,715  $16,575,517   $16,754,133
                                       ===========  ===========  ===========   ===========
Fully diluted weighted
average shares                          33,284,852   33,137,501   33,267,829    33,119,569
                                       ===========  ===========  ===========   ===========

     Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the quarters and six-month periods ended June 30, 1996 and 1995:


                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                      -------------------  ---------------------
                                        1996      1995        1996       1995
                                      --------  ---------  ----------  ---------
Tenant Improvements:
  Shopping Centers                    $181,225  $144,182   $  375,492  $274,239
  Industrial                           170,739         -      348,399         -
                                      --------  --------   ----------  --------
    Total Tenant
      Improvements                     351,964   144,182      723,891   274,239
                                      --------  --------   ----------  --------
Capital Expenditures:
  Shopping Centers                     409,946    90,346      497,276   100,670
  Apartment                             33,109     9,491       86,360    17,691
  Industrial                           157,690   (29,497)     157,992   (18,943)
                                      --------  --------   ----------  --------
    Total Capital
      Expenditures                     600,745    70,340      741,628    99,418
                                      --------  --------   ----------  --------

Total Improvements                    $952,709  $214,522   $1,465,519  $373,657
                                      ========  ========   ==========  ========

Leasing Fees                          $ 41,535  $142,120   $  143,739  $192,474
                                      ========  ========   ==========  ========

     Tenant improvements reflected above do not include leasing fees. Leasing fees are recorded as deferred assets and expensed on the straight line basis over the lives of the respective leases in operating expenses of real estate investments.

     PART II.  OTHER INFORMATION


Item 4.  Results of Votes of Security Holders.

     The Annual Meeting of Shareholders of the Company was held May 13, 1996 with 21,601,629 shares represented by proxy, or approximately 84% of the shares outstanding as of the March 25, 1996 record date. The only matter voted upon by shareholders of the Company was the election of eight directors to hold office until their successors are elected and qualified. All eight directors were elected with at least 97.94% of the shares represented at the meeting voted in favor of all the nominees as directors. The following table lists the votes cast for and against each director:


          DIRECTOR                 FOR          AGAINST
       -------------------      ----------      -------

       Donald W. MacLeod        21,157,220      444,409
       Thomas H. McAuley        21,169,867      431,762
       Mary M. Thomas           21,168,856      432,773
       Homer B. Gibbs, Jr.      21,398,986      202,643
       Samuel W. Kendrick       21,391,570      210,059
       Bruce A. Morrice         21,400,086      201,543
       James H. Nobil           21,390,774      210,855
       Louis P. Wolfort         21,376,318      225,311


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         (27) Financial Data Schedule (for S.E.C. use only).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                  IRT PROPERTY COMPANY



   Date: August 6, 1996           /s/ Donald W. MacLeod
         --------------           ---------------------
                                  Donald W. MacLeod
                                  Chairman and Chief
                                  Executive Officer


   Date: August 6, 1996           /s/ Thomas H. McAuley
         --------------           ---------------------
                                  Thomas H. McAuley
                                  President & Chief Operating
                                  Officer


   Date: August 6, 1996           /s/ Mary M. Thomas
         --------------           ------------------
                                  Mary M. Thomas
                                  Executive Vice President &
                                  Chief Financial Officer