Form 10-Q
period 1996-09-30
IRT PROPERTY CO
filed 1996-11-08
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended      September 30, 1996
                                            ------------------------------------

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From                     to
                                        -------------------    -----------------

Commission File Number       1-7859
--------------------------------------------------------------------------------

                            IRT PROPERTY COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Georgia                                         58-1366611
---------------------------------                     --------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                                        30339
---------------------------------                     --------------------------
     (Address of principal                                   (Zip Code)
       executive offices)

                               (770) 955-4406
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                     N/A
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at November 8, 1996
--------------------------                       -------------------------------


Common Stock, $1 Par Value                               25,783,911 Shares

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,         December 31,
                                                                                      1996                 1995
                                                                                  -------------         ------------
                                                                                   (Unaudited)
ASSETS

Real estate investments:
  Rental properties, at cost                                                      $450,782,278          $452,508,601
  Accumulated depreciation                                                         (54,303,085)          (51,600,890)
                                                                                  ------------          ------------

                                                                                   396,479,193           400,907,711

  Net investment in direct financing leases                                          8,934,633             9,097,717
  Mortgage loans, net of interest discounts of $233,900
    in 1996 and $266,957 in 1995                                                    12,219,270             8,499,210
                                                                                  ------------          ------------

      Net real estate investments                                                  417,633,096           418,504,638

Cash and cash equivalents                                                            3,068,332                16,400
Accrued interest receivable                                                            570,309               544,073
Prepaid expenses and other assets                                                    9,180,134             8,332,907
                                                                                  ------------          ------------

                                                                                  $430,451,871          $427,398,018
                                                                                  ============          ============

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable plus net interest premium of
    $41,419 in 1996 and $78,657 in 1995                                           $ 88,146,299          $ 99,188,181
  7.3% convertible subordinated debentures due
    August 15, 2003                                                                 84,905,000            84,905,000
  7.45% senior notes due April 1, 2001, net of interest
    discount of $75,060                                                             49,924,940                  -
  Indebtedness to banks                                                              1,100,000            36,000,000
  Accrued interest on debentures                                                       791,972             2,341,488
  Accrued interest on senior notes                                                   1,914,236                  -
  Accrued expenses and other liabilities                                             8,339,614             5,265,202
  Deferred income taxes                                                              1,068,000             1,068,000
                                                                                  ------------          ------------

      Total liabilities                                                            236,190,061           228,767,871
                                                                                  ------------          ------------

Commitments and Contingencies (Note 10)

Shareholders' Equity:
  Common stock, $1 par value, authorized 75,000,000
    shares; 25,783,911 shares issued and outstanding in
    1996 and 25,689,002 shares in 1995                                              25,783,911            25,689,002
  Additional paid-in capital                                                       201,056,571           200,318,168
  Cumulative distributions in excess of net earnings                               (32,578,672)          (27,377,023)
                                                                                  ------------          ------------

      Total shareholders' equity                                                   194,261,810           198,630,147
                                                                                  ------------          ------------

                                                                                  $430,451,871          $427,398,018
                                                                                  ============          ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  For the Three- and Nine-Month Periods Ended
                          September 30, 1996 and 1995
                                  (Unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                               September 30,                       September 30,
                                                          ----------------------              -----------------------
                                                          1996              1995              1996               1995
                                                          ----              ----              ----               ----
Revenues:
  Income from rental properties                       $14,522,236       $14,525,464        $43,273,725        $43,376,431
  Interest                                                394,924           226,751          1,031,194            673,116
  Interest on direct financing leases                     228,932           234,616            734,982          1,055,156
                                                      -----------       -----------        -----------        -----------

                                                       15,146,092        14,986,831         45,039,901         45,104,703
                                                      -----------       -----------        -----------        -----------

Expenses:
  Operating expenses of real estate
      investments                                       2,982,625         3,171,109          8,767,919          9,394,764
  Interest on mortgages                                 1,897,645         2,267,545          5,919,499          6,982,611
  Interest on debentures                                1,549,519         1,549,515          4,648,549          4,660,547
  Interest on senior notes                                904,261              -             1,893,451               -
  Interest on indebtedness to banks                        69,690           543,653            784,216          1,603,825
  Depreciation                                          2,540,331         2,551,815          7,728,229          7,718,972
  Amortization of debt costs                              155,334           111,794            440,072            333,055
  General & administrative                                951,517           880,960          2,872,712          2,413,407
                                                      -----------       -----------        -----------        -----------

                                                       11,050,922        11,076,391         33,054,647         33,107,181
                                                      -----------       -----------        -----------        -----------

      Earnings before gain (loss) on
          real estate investments                       4,095,170         3,910,440         11,985,254         11,997,522

Gain (loss) on real estate
  investments:
    Gain (loss) on sales of properties                       -                 -               194,622            (74,757)
                                                      -----------       -----------        -----------        -----------

      Earnings before extraordinary item                4,095,170         3,910,440         12,179,876         11,922,765

Extraordinary item -
  Loss on extinguishment of debt                             -                 -               (16,500)              -
                                                      -----------       -----------        -----------        -----------

    Net earnings                                      $ 4,095,170       $ 3,910,440        $12,163,376        $11,922,765
                                                      ===========       ===========        ===========        ===========

Per Share:
  Earnings before extraordinary item                  $      0.16       $      0.15        $      0.47        $      0.47
  Extraordinary item                                         -                 -                  -                  -
                                                      -----------       -----------        -----------        -----------

    Net earnings                                      $      0.16       $      0.15        $      0.47        $      0.47
                                                      ===========       ===========        ===========        ===========

Weighted average number of shares outstanding          25,765,568        25,626,357         25,735,777         25,564,538
                                                      ===========       ===========        ===========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                               Additional         Distributions           Total
                                               Common           Paid-In           in Excess of         Shareholders'
                                               Stock            Capital           Net Earnings            Equity
                                            -----------       ------------        -------------        -------------
Balance at December 31, 1994                $25,420,747       $197,937,465        $(20,319,748)        $203,038,464

Net earnings for period                            -                  -             11,922,765           11,922,765

Cash dividends paid -
  $.66 per share                                   -                  -            (16,870,352)         (16,870,352)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                                      89,306            732,720                -                 822,026

Conversion of debentures, net                   119,554          1,175,718                -               1,295,272

Exercise of Incentive Stock
  Options, net                                    7,000             46,375                -                  53,375

Issuance of shares for the
  acquisition of properties                      15,674            137,305                -                 152,979
                                            -----------       ------------        ------------         ------------


Balance at September 30, 1995               $25,652,281       $200,029,583        $(25,267,335)        $200,414,529
                                            ===========       ============        ============         ============

Balance at December 31, 1995                $25,689,002       $200,318,168        $(27,377,023)        $198,630,147

Net earnings for period                            -                  -             12,163,376           12,163,376

Cash dividends paid -
  $.675 per share                                  -                  -            (17,365,025)         (17,365,025)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                                      89,270            695,787                -                 785,057

Exercise of Incentive Stock
  Options, net                                    2,300             15,238                -                  17,538

Issuance of shares for the
  acquisition of properties                       3,339             27,378                -                  30,717
                                            -----------       ------------        ------------         ------------


Balance at September 30, 1996               $25,783,911       $201,056,571        $(32,578,672)        $194,261,810
                                            ===========       ============        ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                                                    1996                 1995
                                                                                    ----                 ----
Cash flows from operating activities:
  Net earnings                                                                 $ 12,163,376          $ 11,922,765
  Adjustments to reconcile earnings to net cash from
    operating activities:
      Depreciation                                                                7,728,229             7,718,972
      Loss (gain) on real estate investments                                       (194,622)               74,757
      Extraordinary loss                                                             16,500                -
      Amortization of debt costs and discount                                       448,512               333,055
      Amortization of capitalized leasing income                                    163,084               161,166
                                                                               ------------          ------------

                                                                                 20,325,079            20,210,715

      Changes in accrued assets and liabilities:
        Decrease in accrued interest on debentures                               (1,549,516)           (1,586,610)
        Increase in accrued interest on senior notes                              1,914,236                -
        Decrease in interest receivable, prepaid
           expenses and other assets                                               (791,360)             (989,818)
        Increase in accrued expenses and other
           liabilities                                                            3,074,412             3,499,625
                                                                               ------------          ------------

      Net cash flows from operating activities                                   22,972,851            21,133,912
                                                                               ------------          ------------

Cash flows from (used in) investing activities:
  Proceeds from sales of properties, net                                          1,589,442               820,377
  Additions to real estate investments, net -
    Acquisitions, expansions and renovations                                     (6,379,903)           (7,032,328)
    Improvements                                                                 (2,083,911)             (672,464)
  Collections of mortgage loans, net                                                 79,940                34,116
  Additions to mortgage loans                                                          -                 (260,000)
                                                                               ------------          ------------

      Net cash flows used in investing activities                                (6,794,432)           (7,110,299)
                                                                               ------------          ------------

Cash flows from (used in) financing activities:
  Cash dividends paid, net                                                      (16,579,968)          (16,048,326)
  Exercise of Incentive Stock Options, net                                           17,538                53,375
  Issuance of 7.45% senior notes, net                                            49,394,325                  -
  Amortization of mortgage notes payable, net                                      (943,131)           (1,206,308)
  Repayment of mortgage notes payable, net                                      (10,098,751)           (4,202,566)
  Increase (decrease) in bank indebtedness, net                                 (34,900,000)           10,000,000
  Cash in lieu of fractional shares on conversion of
    debentures                                                                         -                      (15)
  Extraordinary item -
    Loss on extinguishment of debt                                                  (16,500)                 -
                                                                               ------------          ------------

      Net cash flows used in financing activities                               (13,126,487)          (11,403,840)
                                                                               ------------          ------------

Net increase in cash and cash equivalents                                         3,051,932             2,619,773

Cash and cash equivalents at beginning of period                                     16,400             1,841,388
                                                                               ------------          ------------

Cash and cash equivalents at end of period                                     $  3,068,332          $  4,461,161
                                                                               ============          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                  1996              1995
                                                                                  ----              ----
Supplemental disclosures of cash flow information:

Cash paid during the period for interest related to:

  Mortgage notes payable                                                      $ 6,005,088       $ 7,021,470

  Convertible subordinated debentures                                           6,198,065         6,247,157

  Senior notes, including $29,225 capitalized in 1996                              83,500              -


  Indebtedness to banks, including $2,853
    capitalized in 1996 and $93,063 in 1995                                       961,276         1,507,657
                                                                              -----------       -----------

        Total cash paid during the period
          for interest                                                        $13,247,929       $14,776,284
                                                                              ===========       ===========

Supplemental schedule of noncash investing and financing activities:


Sales of Properties:

  Gross proceeds from sales of properties                                      $5,389,442       $   820,377
  Additions to mortgage loans                                                  (3,800,000)             -
                                                                              -----------       -----------

    Cash proceeds from sales of properties, net                               $ 1,589,442       $   820,377
                                                                              ===========       ===========

Acquisitions, Expansions and Renovations:

  Cost of acquisitions, expansions and renovations                            $ 6,410,620       $ 9,649,652

  Additions to mortgage notes payable -
    Assumed, including interest premium at date of
      acquisition of $80,890                                                         -           (2,464,345)

  Issuance of common stock                                                        (30,717)         (152,979)
                                                                              -----------       -----------

      Cash paid for acquisitions, expansions and
        renovations of real estate investments                                $ 6,379,903       $ 7,032,328
                                                                              ===========       ===========

Conversion of debentures:

  Debentures converted                                                        $      -          $ 1,345,000
  Associated unamortized debenture costs                                             -              (49,713)
  Equity issued on conversion                                                        -           (1,295,272)
                                                                              -----------       -----------

      Cash paid in lieu of fractional shares                                  $      -          $        15
                                                                              ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                          September 30, 1996 and 1995


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 1996 and 1995 have been recorded.

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

6.       Indebtedness to Banks

         In accordance with the terms of the $100,000,000 unsecured revolving term loan agreement dated December 15, 1995, during the quarter ended September 30, 1996, the Company extended the maturity date for an additional twelve-month period to January 4, 2000.

7.       Interest on Short-Term Investments

         Interest income includes income on short-term money-market investments of approximately $86,000 and $186,000 for the three- and nine-month periods ended September 30, 1996.

8.       Purchase of Rental Properties

         On August 30, 1996, the Company acquired Salisbury Marketplace in Salisbury, North Carolina for $4,611,000 cash, consisting of the initial purchase price of $4,600,000 and $11,000 of acquisition costs.

         On June 26, 1996, the Company purchased 1.97 acres of land adjacent to its Lawrence Commons Shopping Center investment in Lawrenceburg, Tennessee for approximately $100,000 cash. The parcel of land was purchased to allow an expansion of the anchor tenant space by approximately 20,000 sq. ft. The Company has committed to reimburse the anchor tenant for the cost of the expansion, not to exceed $2,100,000, provided the expansion is completed prior to October 1, 1997. The anchor tenant's rent increased by 11% of the land cost from the date of purchase and will increase by 10.33% of the expansion cost upon funding.

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

9.       Sales of Properties

         On March 31, 1996, the Company sold Valley West Mall in Glendale, Arizona for a total sales price of $5,450,000. The Company received net cash proceeds from this sale of approximately $1,589,000 and took back a purchase-money mortgage of $3,800,000. The purchase-money mortgage, which matures April 1, 2001, bears interest at an annual rate of 9% and is payable in monthly installments of $30,576 with a balloon payment at maturity. The

Company recognized a gain on this sale of approximately $195,000 for financial reporting purposes.

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

10.      Commitments and Contingencies

         During 1992, the Company purchased from the Sofran Group and the IBM Retirement Plan Trust Fund (advised by Dreyfus Realty Advisors) 17 shopping centers which had certain rental guaranties from the sellers. At the time of the purchases, 290,762 shares of the Company's common stock (representing approximately $3,003,000 of the purchase price) were retained as "holdback shares." The Company was required to issue all or a portion of the holdback shares at various dates over the holdback periods if certain occupancy levels on a portfolio basis or on agreed-upon spaces were achieved by the end of the respective periods.

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

         The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers were entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares was extinguished at the close of the periods. The Company paid no dividend equivalents during the first nine months of 1996 and $10,869 during the first nine months of 1995 to the sellers of the Dreyfus centers. These payments were considered part of the cost of acquisition on the respective payment dates.

         Additionally, the seller of one of the IBM/Dreyfus centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through September 30, 1996, 58,066 shares held as collateral were released to the seller and 12,140 shares were retired, leaving a balance of 45,137 shares.

         See Note 8 for a description of the Company's commitment to fund the expansion of the anchor tenant's space at Lawrence Commons Shopping Center.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Material Changes in Financial Condition. During the nine months ended September 30, 1996, the Company received cash proceeds of approximately $49,394,000 from the issuance of $50,000,000 of senior notes due April 2001 and net cash proceeds of approximately $1,589,000 on the sale of Valley West Mall. It utilized funds of a) $4,611,000 for the acquisition of a shopping center investment, b) $1,769,000 to fund expansion or redevelopment costs of four existing investments, c) $34,900,000 to repay the outstanding balance of its unsecured revolving term loan, d) $6,263,000 to repay a 9.78% mortgage at maturity, e) $1,052,000 to repay a 13.875% mortgage (discounted to 9.5% for financial reporting purposes) at maturity, f) $2,727,000 to prepay a 9.375% mortgage, and g) $57,000 to prepay an 8.5% mortgage.

         During the first nine months of 1995, the Company borrowed $10,000,000 under its revolving term loan and received cash proceeds of approximately $811,000 on sales of a parcel of land and two shopping centers. It utilized funds of a) $6,820,000 for the acquisition of two shopping center investments, consisting of cash of approximately $4,437,000 and the assumption of mortgage debt of approximately $2,383,000 secured by one of the centers, b) $2,585,000 to fund expansion or redevelopment costs of five existing investments, c) $4,203,000 to repay one variable rate mortgage at maturity and to pay down two mortgages upon refinancing, and d) $260,000 to fund capital improvements under its mortgage loan investment secured by Spanish Quarter Apartments. Additionally, in March 1995, $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share.

         Material Changes in Results of Operations. During the quarter ended September 30, 1996, rental income from the Company's core portfolio of shopping center investments increased approximately $341,000. This increase includes approximately $32,000 of additional income earned from two property expansions completed during 1995 and is net of approximately $66,000 less income earned due to two tenant bankruptcies during 1995. The increase in the Company's core portfolio income was offset by approximately $401,000 less income earned due to the sale of the Company's Valley West Mall investment which was sold on March 31, 1996 and was supplemented by approximately $57,000 of income earned from the shopping center investment acquired August 30, 1996.

         During the first nine months of 1996, rental income from the Company's core portfolio of shopping center investments increased approximately $1,103,000. This increase includes approximately $246,000 of additional income earned from two property expansions completed during 1995 and is net of approximately $203,000 less income earned during the first nine months of 1996 due to two tenant bankruptcies during 1995. The increase in the Company's core portfolio income was offset by approximately $62,000 less income earned on three investments sold during 1995 and approximately $1,200,000 less income earned due to the sale of Valley West Mall in March 1996 and was supplemented by approximately $57,000 of income earned from the shopping center investment acquired August 30, 1996. The decrease in income for Valley West Mall included approximately $127,000 of property tax reimbursements due to the tenants as a result of a reduction in property taxes for 1994 and 1995 awarded by the State of Arizona in 1996.

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

         Operating expenses related to the Company's core portfolio of real estate investments increased approximately $147,000 and $485,000 for the quarter and nine months ended September 30, 1996, respectively. These increases were offset by approximately $2,000 and $18,000 less expenses incurred for the quarter and nine months ended September 30, 1996, respectively, on three investments sold during 1995. In addition, approximately $341,000 and $1,102,000 less expenses were incurred for the quarter and nine months ended September 30, 1996, respectively, due to the sale of Valley West Mall in March 1996. The decrease for Valley West Mall included a property tax refund for 1994 and 1995 of approximately $325,000 awarded by the State of Arizona during the first quarter of 1996. Additionally, approximately $8,000 of operating expenses were incurred by the shopping center investment acquired August 30, 1996.

         Interest expense on mortgages decreased approximately $370,000 and $1,063,000 for the quarter and nine months ended September 30, 1996, respectively, due to various mortgages repaid or refinanced during 1995 and the first nine months of 1996. During the first nine months of 1996, the Company
(a) repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%, (b) repaid at maturity a $1,052,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) prepaid a $2,727,000 mortgage bearing interest at 9.375%, resulting in a $16,500 loss on extinguishment of debt and (d) prepaid a $57,000 mortgage bearing interest at 8.50%. During 1995, the Company (a) repaid at maturity two variable rate mortgages totaling $3,524,000, (b) repaid at maturity an $860,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) refinanced a $9,000,000 mortgage, reducing the face of the mortgage to $7,500,000 and the interest rate from 9.75% to 8.375% and (d) refinanced a $12,330,000 mortgage, reducing the face of the mortgage to $11,377,000 and the interest rate from 9.375% to 8.194%. In addition, a 9.5% fully amortizing mortgage note payable was extinguished at maturity in August 1995.

         Interest expense on bank indebtedness decreased approximately $474,000 and $820,000 for the quarter and nine months ended September 30, 1996, respectively. The Company had average borrowings of approximately $335,000 and $28,262,000 at effective rates of 8.25% and 7.49%, respectively, under its bank credit facility during the quarters ended September 30, 1996 and 1995, respectively. The Company had average borrowings of approximately $11,232,000 and $27,351,000 at effective interest rates of 7.25% and 7.68%, respectively, under its bank credit facility during the nine months ended September 30, 1996 and 1995, respectively. In addition, the Company incurred commitment fees of approximately $63,000 and $3,000 for the quarters ended September 30, 1996 and 1995, respectively, and approximately $164,000 and $12,000 for the nine months ended September 30, 1996 and 1995, respectively, based on the aggregate unused portion of the commitment. The Company's revolving term loan commitment increased to $100,000,000 from $50,000,000 in December 1995.

         The increases in general and administrative expenses in 1996 were primarily due to the appointment of a new President and Chief Operating Officer in October 1995, as well as the costs of increased administrative and property management personnel and increased state franchise taxes.

         Funds from Operations. Effective January 1, 1996, the Company adopted the NAREIT definition of funds from operations. NAREIT defines funds from operations as net income before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Amortization of convertible debenture costs is added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the quarters and nine-month periods ended September 30, 1996 and 1995. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters and nine-month periods ended September 30, 1996 and 1995:

                                                 Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                                ---------------------              -----------------------
                                                1996             1995              1996               1995
                                                ----             ----              ----               ----
Net earnings                                $ 4,095,170      $ 3,910,440       $12,163,376        $11,922,765

Loss (gain) on real estate
  investments                                      -                -             (194,622)            74,757

Loss on extinguishment
  of debt                                          -                -               16,500               -

Depreciation                                  2,540,331        2,551,815         7,728,229          7,718,972

Amortization of
  capitalized leasing fees                       59,975           54,010           168,330            146,166

Amortization of
  capitalized leasing income                     55,814           48,138           163,084            161,166
                                            -----------      -----------       -----------        -----------

Funds from operations                         6,751,290        6,564,403        20,044,897         20,023,826

Interest on convertible
  debentures                                  1,549,519        1,549,515         4,648,549          4,660,547

Amortization of
  convertible debenture costs                    91,440           91,440           274,320            274,951
                                            -----------      -----------       -----------        -----------

Fully diluted funds from
  operations                                $ 8,392,249      $ 8,205,358       $24,967,766        $24,959,324
                                            ===========      ===========       ===========        ===========

Fully diluted weighted
  average shares                             33,312,679       33,173,469        33,282,888         33,137,733
                                            ===========      ===========       ===========        ===========

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the quarters and nine-month periods ended September 30, 1996 and 1995:

                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                        September 30,
                                             ---------------------                ---------------------

                                             1996             1995                1996             1995
                                             ----             ----                ----             ----
Tenant Improvements:
  Shopping Centers                         $156,134         $182,437           $  531,626        $456,676
  Industrial                                  1,060             -                 349,459            -
                                           --------         --------           ----------        --------

    Total Tenant Improvements               157,194          182,437              881,085         456,676
                                           --------         --------           ----------        --------

Capital Expenditures:
  Shopping Centers                          303,162          101,694              800,438         202,364
  Apartment                                 157,956           20,325              244,316          38,016
  Industrial                                     80           (5,649)             158,072         (24,592)
                                           --------         --------           ----------        --------

    Total Capital Expenditures              461,198          116,370            1,202,826         215,788
                                           --------         --------           ----------        --------

Total Improvements                         $618,392         $298,807           $2,083,911        $672,464
                                           ========         ========           ==========        ========


Leasing Fees                               $ 69,726         $ 48,481           $  213,465        $240,955
                                           ========         ========           ==========        ========

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 (27)  Financial Data Schedule (for S.E.C. use only).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                        IRT PROPERTY COMPANY


Date: November 8, 1996                  /s/ Donald W. MacLeod
                                        ----------------------------------------
                                        Donald W. MacLeod
                                        Chairman and Chief Executive Officer


Date: November 8, 1996                  /s/ Thomas H. McAuley
                                        ----------------------------------------
                                        Thomas H. McAuley
                                        President & Chief Operating Officer


Date: November 8, 1996                  /s/ Mary M. Thomas
                                        ----------------------------------------
                                        Mary M. Thomas
                                        Executive Vice President &
                                        Chief Financial Officer