Form 10-K405
period 1996-12-31
IRT PROPERTY CO
filed 1997-02-26
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (X)      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended       December 31, 1996
                                    -------------------------------

                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From            to
                                       ---------      ---------

Commission File Number                                                   1-7859
--------------------------------------------------------------------------------

                              IRT PROPERTY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                            58-1366611
------------------------------------                    ------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                        Identification Number)


200 Galleria Parkway, Suite 1400
      Atlanta, Georgia                                           30339
---------------------------------------                 ------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:       (770) 955-4406
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
     Title of each class                             which registered
     -------------------                        -------------------------
   Shares of Common Stock                       New York Stock Exchange
       $1 Par Value

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Based upon the assumption that directors and executive officers of the registrant are not affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at February 21, 1997 was $355,650,720. Presuming that such directors and executive officers are affiliates of the registrant, the aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant at February 21, 1997 was $351,366,791.

31,968,604 shares of Common Stock, $1 Par Value, outstanding at February 21,
1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

CERTAIN MATTERS DISCUSSED UNDER "ITEM 1. BUSINESS," "ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA--NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" CONTAIN FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, TAX CONSIDERATIONS, COMPETITIVE CONDITIONS, REGULATION, DISTRIBUTIONS TO SHAREHOLDERS, DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND LIQUIDITY OF THE COMPANY AND CERTAIN OTHER MATTERS. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT, WHICH INCLUDE, WITHOUT LIMITATION, CHANGES IN TAX LAWS OR REGULATIONS; VACANCIES AND LEASE RENEWALS; TENANT CLOSINGS; THE FINANCIAL CONDITION (INCLUDING POSSIBLE MERGERS OR BANKRUPTCIES) OF TENANTS; COMPETITION; CHANGES IN NATIONAL AND LOCAL ECONOMIC CONDITIONS AND POSSIBLE ENVIRONMENTAL LIABILITIES.


                                     PART I

Item 1.  Business.

     General Development of Business. IRT Property Company (the "Company"), founded in 1969, is an owner, operator and redeveloper of neighborhood and community shopping centers located primarily in the Southeastern United States and anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores. The Company is a self-administered and self-managed equity real estate investment trust with acquisition, redevelopment, financing, property management and leasing capabilities. IRT Property Company was incorporated under the laws of Georgia in June 1979. It was organized in order to accommodate a merger of Investors Realty Trust, a Tennessee business trust organized in 1969, and Summit Properties, an Ohio business trust organized in 1965. That merger was accomplished effective June 20, 1979, and the Company then succeeded to all of the assets and liabilities of both trusts.

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

         The Company has two wholly-owned subsidiaries. IRT Management Company ("IRTMC") was formed in 1990. The only business conducted thus far by IRTMC has been the purchase of a portion of the Company's 2% convertible subordinated debentures, which were redeemed in 1992, although it may engage in other activities in the future. VW Mall, Inc. ("VWM") was formed in July 1994. Upon its formation, VWM purchased the land underlying Valley West Mall and now holds the purchase-money mortgage taken back on the sale of Valley West Mall in 1996.

         In 1996, IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was formed under the laws of Georgia. This taxable subsidiary will have the ability to develop properties, buy and sell properties, provide equity to developers who are merchant builders and perform third-party management, leasing and brokerage. The Company holds 95% of the non-voting common stock and 5% of the voting common stock of IRTCC. The remaining voting common stock is currently held by two executive officers of the Company. IRTCC is included in the Company's consolidated financial statements but is taxed as a regular corporation and not as a REIT.

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

         For a description of the Company's individual investments and of material developments during the year regarding these investments and the Company as a whole, reference is made to Items 2 and 7 hereof. For financial information about the Company's 1993 debenture offering, reference is made to Items 6 and 7 and to Notes 8 and 19 to the consolidated financial statements. For information regarding the Company's 1993 common stock offering, reference is made to Item 7. For financial information regarding the Company's 1996 senior note offering, reference is made to Items 6 and 7 and to Note 9 to the consolidated financial statements. For information regarding the Company's 1997 common stock offering and repurchase of a portion of the 7.3% convertible subordinated debentures, reference is made to Item 7 and to Note 19 to the consolidated financial statements. Readers are also urged to review the Company's Annual Report to Shareholders for the year ended December 31, 1996.

         In making new real estate investments, the Company intends to continue to place primary emphasis on obtaining equity interests in well-located income-producing properties, principally shopping centers in the Southeastern United States, with attractive yields and potential for increases in income and capital appreciation. The Company also from time to time considers the disposition or exchange of existing investments in order to improve its investment portfolio or increase its funds from operations. Existing investments are continuously reviewed by Company management, and appropriate programs to renovate and modernize properties are designed and implemented in order to improve leasing arrangements, thereby increasing funds from operations and property values. The Company's investment and portfolio management philosophy is designed to implement its overall objective of maximizing funds from operations and distributions to shareholders.

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

         Competitive Conditions. In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, other real estate investment trusts and other domestic real estate companies. On properties presently owned by the Company or in which it has investments, the Company and its tenants and borrowers compete with other owners of like properties for tenants and/or customers depending on the nature of the investment. Management believes that the Company is well positioned to compete effectively for new investments and tenants.

         For any borrowed funds that may be used in new investment activity, the Company would be in competition with other borrowers seeking both secured and unsecured borrowings in the banking, real estate lending and public debt markets. For a description of the Company's mortgage debt, reference is made to Table V in Item 2 hereof, to Item 7 and to Note 7 to the consolidated financial statements included as a part of this report. For a description of the Company's 7.3% convertible subordinated debentures, reference is made to Item 7 and to Notes 8 and 19 to the consolidated financial statements. For a description of the Company's 7.45% senior notes, reference is made to Item 7 and to Note 9 to the consolidated financial statements. For a description of the Company's $100,000,000 unsecured revolving term loan, reference is made to Item 7 and to
Note 10 to the consolidated financial statements.

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

         The Company has begun removing free phase liquids from the well on the property. In addition, the Company has submitted to DEHNR a Corrective Action Plan ("CAP") and schedule to address petroleum-impacted soil and groundwater at the site. Soil excavation work has been completed, and the Company plans to address petroleum-impacted groundwater in due course. According to the CAP, the estimated remaining cost for site remediation ranges from $129,000 to $193,000 over a period of 3 to 6 years. Although the Company believes that certain of the costs of Corrective Action are reimbursable under the North Carolina Commercial Leaking Petroleum Underground Storage Tank Cleanup Fund, the Company accrued $129,000 in 1995 based on these estimates. The CAP may be revised, and the estimated costs may change, but based on the information presently available, the Company believes any additional costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         During 1996, the Company discovered that additional releases of petroleum products had occurred at and around a garage facility previously operated by a former trucking company tenant. An investigation is being conducted by the Company in order to determine the extent of the related contamination, and Company management is negotiating with the former tenant to obtain a contribution to potential clean-up costs. The Company does not believe the cost of addressing these additional releases will have a material adverse effect on the Company's results of operations, financial position, or liquidity.

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

         The State of Florida has established a program covering part of the cost of addressing releases of dry cleaning-related solvents from certain dry cleaning facilities in the state. The Company has encouraged its dry cleaning tenants at its Florida properties to enter this program and to investigate whether their operations have resulted in the release of dry cleaning-related solvents. These investigations are ongoing and have resulted in the discovery of releases from dry cleaning tenants to the soil and groundwater at certain Company properties. Based on the information provided to the Company to date, the Company believes that the cost of addressing the releases discovered to date would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         Employees. The Company presently employs 53 persons, 6 of whom are on-site management and maintenance personnel at three of the Company's real estate investments.

Item 2.  Properties.

         The following tables and notes thereto describe the properties in which the Company had investments at December 31, 1996, as well as the mortgage indebtedness to which the Company's investments were subject. Reference is made to Note 3 to the consolidated financial statements included as a part of this report for information on minimum base rentals on noncancellable operating leases for the next five years and thereafter.

I.  EQUITY INVESTMENTS (LAND & BUILDINGS)

         The Company had a fee or leasehold interest in land and improvements thereon as follows:

                                                       Percent                 Cost to     Depreciated     Property      Property
                            Date         Area or        Leased       Year      Company        Cost           FFO        Net Income
            Description   Acquired   Rental Units      12/31/96   Completed    12/31/96      12/31/96       1996(1)       1996(2)
            ----------    --------   ------------      --------   ---------    --------    ------------    ---------    ----------
     SHOPPING CENTERS
Abbeville Plaza            4/86      59,525 sq. ft.        50%       1970    $   539,069   $   330,699   $    42,471   $    23,371
  Abbeville, SC
Alafaya Commons            11/96    120,586 sq. ft.       100%       1987     10,249,970    10,240,128       122,359       112,517
  Orlando, FL
Ambassador Row             12/94    193,982 sq. ft.       100%       1980 &    9,909,753     9,532,101       871,828       654,372
  Lafayette, LA                                                      1991
Ambassador Row Courtyard   12/94    155,483 sq. ft.        82%       1986 &   11,671,220    11,231,379     1,057,679       864,815
  Lafayette, LA                                                      1991
Asheville Plaza            4/86      49,800 sq. ft.       100%       1967        405,287       283,523        95,736        84,540
  Asheville, NC
Bluebonnet Village         12/94     89,879 sq. ft.       100%       1983      8,085,203     7,801,065       843,165       701,291
  Baton Rouge, LA
The Boulevard              12/94     68,012 sq. ft.       100%       1976 &    3,818,271     3,673,417       467,783       395,934
  Lafayette, LA                                                      1994
Carolina Place             5/89      36,560 sq. ft.        97%       1989      2,351,494     1,972,774       230,424       180,084
  Hartsville, SC
Centre Pointe Plaza        12/92 &  163,642 sq. ft.       100%       1989 &    9,146,002     8,321,508       838,581       627,626
  Smithfield, NC           12/93                                     1993
Chadwick Square            1/92      31,700 sq. ft.        95%       1985      1,456,727     1,311,705       186,033       156,536
  Hendersonville, NC
Chelsea Place              7/93      81,144 sq. ft.       100%       1992      6,942,585     6,462,720       727,034       588,278
  New Port Richey, FL
Chester Plaza              4/86 &    71,443 sq. ft.        66%       1967 &    2,199,971     1,692,429       217,356       133,674
  Chester, SC              2/92                                      1992
Chestnut Square            1/92      39,640 sq. ft.       100%       1985      1,432,107     1,290,575       243,571       184,191
  Brevard, NC
Colony Square              2/88      50,000 sq. ft.       100%       1987      2,936,430     2,257,023       270,562       175,743
  Fitzgerald, GA
Commerce Crossing          12/92    100,668 sq. ft.       100%       1988      4,496,343     4,083,621       424,518       321,072
  Commerce, GA
Country Club Plaza         1/95      64,686 sq. ft.        92%       1982      4,200,796     4,049,258       452,951       375,655
  Slidell, LA
Countryside Shops          6/94     173,161 sq. ft.       100%    1986,1988   16,728,984    16,030,592     1,883,737     1,598,816
  Cooper City, FL                                                  & 1991
The Crossing               12/94    113,989 sq. ft.       100%       1988 &    4,585,502     4,409,939       541,958       449,977
  Slidell, LA                                                        1993
Delchamps Plaza            4/88      66,857 sq. ft.       100%       1987      4,515,233     3,602,513       456,305        47,980
  Pascagoula, MS

                                                         Percent                 Cost to     Depreciated     Property      Property
                               Date       Area or         Leased       Year      Company        Cost           FFO        Net Income
            Description      Acquired  Rental Units      12/31/96   Completed    12/31/96      12/31/96       1996(1)       1996(2)
            -----------      --------  ------------      --------   ---------    --------      --------       --------     --------
  SHOPPING CENTERS,continued
Douglas Commons                8/92    97,027  sq. ft.      93%        1988   $ 8,609,091   $ 7,916,286   $   794,580   $   527,093
  Douglasville, GA
Eden Centre                    11/94   56,355  sq. ft.     100%        1991     3,527,217     3,370,063       396,958       324,426
  Eden, NC
Elmwood Oaks                   1/92    130,284 sq. ft.     100%        1989    11,179,205    10,364,764     1,232,447       434,307
  Harahan, LA
First Street Station           8/94    52,230  sq. ft.      98%        1989     3,048,068     2,881,681       311,988       240,000
  Albemarle, NC
Forest Hills Centre            8/90    74,180  sq. ft.     100%        1990 &   5,534,021     4,883,065       603,525       475,343
  Wilson, NC                                                           1995
Forrest Gallery                12/92   214,450 sq. ft.      95%        1987    12,407,118    11,343,960       976,396       695,725
  Tullahoma, TN
Ft. Walton Beach Plaza         7/86    48,248  sq. ft.     100%        1986     2,676,717     2,020,823       253,905       187,324
  Ft. Walton Beach, FL
The Galleria                   8/86 &  92,344  sq. ft.      91%     1986, 1990  8,469,868     6,928,939       538,199       333,343
  Wrightsville Beach, NC       12/87                                 & 1996
Gulf Gate Plaza                6/79    174,566 sq. ft.      82%        1969 &   4,362,744     1,836,360       508,902       260,865
  Naples, FL                                                           1974
Harris Teeter                  6/88 &  36,535  sq. ft.     100%        1981 &   2,600,657     1,961,877       296,177       219,136
  Lexington, VA                6/89                                    1989
Heritage Walk                  6/93    159,362 sq. ft.     100%        1991 &   8,757,752     8,047,091       929,032       729,864
  Milledgeville, GA                                                    1992
Hoffner Plaza                  6/79    39,370  sq. ft.      20%        1972     1,146,933       394,896        45,363        12,487
  Orlando, FL
Lancaster Plaza                4/86    77,400  sq. ft.     100%        1971     1,377,459       937,031       142,341       109,336
  Lancaster, SC
Lancaster Shopping Center      8/86 &  29,047  sq. ft.     100%        1963 &   1,595,667     1,201,844       168,461       127,073
  Lancaster, SC                12/87                                   1987
Lawrence Commons               8/92    52,295  sq. ft.     100%        1987     3,576,230     3,271,610       382,608       227,104
  Lawrenceburg, TN
Litchfield Landing             8/86    42,201  sq. ft.      98%        1984     2,632,685     2,058,812       329,134       270,011
  North Litchfield, SC
Macland Pointe                 1/93    79,699  sq. ft.      97%        1992 &   6,113,405     5,634,746       693,513       274,766
  Marietta, GA                                                         1993
Masonova Plaza                 6/79    157,955 sq. ft.      40%        1969     3,045,552       626,526        55,028      (274,736)
  Daytona Beach, FL
Millervillage Shopping Center, 12/94   94,559  sq. ft.      95%        1983 &   7,644,064     7,350,563       755,246       608,010
 Baton Rouge, LA                                                       1992

                                                       Percent                 Cost to     Depreciated     Property      Property
                            Date         Area or        Leased       Year      Company        Cost           FFO        Net Income
            Description   Acquired   Rental Units      12/31/96   Completed    12/31/96      12/31/96       1996(1)       1996(2)
            -----------   --------   ------------      --------   ---------    --------      --------       --------     --------
 SHOPPING CENTERS,continued
New Smyrna Beach Regional  8/92      118,451 sq. ft.      99%        1987   $10,434,233   $ 9,659,434   $   944,750   $   746,314
  New Smyrna Beach, FL
North River Village Center 12/92 &   177,128 sq. ft.     100%       1988 &   10,206,395     9,582,069     1,093,460       903,976
  Ellenton, FL             12/93                                     1993
North Village Center (3)   8/86      60,356  sq. ft.     100%        1984     3,279,033     2,595,422       323,421        20,141
  North Myrtle Beach, SC
Old Kings Commons          5/88      84,759  sq. ft.      96%        1988     6,114,443     5,076,377       593,354       458,990
  Palm Coast, FL
Palm Gardens               6/79      52,670  sq. ft.      95%        1970     2,030,412     1,136,018       269,816       143,236
  Largo, FL
Parkmore Plaza             12/92     159,067 sq. ft.     100%       1986 &    8,360,616     7,702,835       928,509       761,180
  Milton, FL                                                         1992
Paulding Commons           8/92      192,391 sq. ft.      99%        1991    12,993,743    11,815,785     1,326,866       387,209
  Dallas, GA
Pensacola Plaza            7/86      56,098  sq. ft.     100%        1985     2,644,578     1,730,935       227,432       127,418
  Pensacola, FL
Pinhook Plaza              12/94     190,319 sq. ft.      98%       1979 &   11,092,104    10,667,967     1,174,291       239,984
  Lafayette, LA                                                      1992
Plaza Acadienne (4)        12/94     105,419 sq. ft.     100%        1980     2,963,249     2,813,403       385,080        69,441
  Eunice, LA
Plaza North                8/92      47,240  sq. ft.      92%        1986     2,460,095     2,260,519       250,178       204,542
  Hendersonville, NC
Providence Square          12/71     85,690  sq. ft.      94%        1973     4,500,471     1,979,621       516,177       328,343
  Charlotte, NC
Riverview Shopping Center  3/72      130,058 sq. ft.      84%       1973 &    6,373,546     4,436,976       589,231       382,686
  Durham, NC                                                         1994
Salisbury Marketplace      8/96      76,970  sq. ft.     100%        1987     4,611,151     4,578,839       184,718       152,406
  Salisbury, NC
Scottsville Square         8/92      38,450  sq. ft.      25%        1986     2,438,203     2,241,276       223,497       178,889
  Bowling Green, KY
Seven Hills                7/93      64,890  sq. ft.     100%        1991     4,914,220     4,651,453       521,931        74,104
  Spring Hill, FL
Shelby Plaza (4)           4/86      103,000 sq. ft.      67%        1972     1,177,811       709,721        88,831        30,579
  Shelby, NC
Sherwood South             12/94     75,607  sq. ft.     100%      1972, 1988 2,035,263     1,959,423       231,687       194,475
  Baton Rouge, LA                                                    & 1992
Siegen Village             12/94     157,528 sq. ft.      98%       1988 &    8,624,866     8,405,494       651,126       540,253
  Baton Rouge, LA                                                    1996

                                                       Percent                 Cost to     Depreciated     Property      Property
                               Date         Area or      eased       Year      Company        Cost           FFO        Net Income
            Description      Acquired   Rental Units     /31/96   Completed    12/31/96      12/31/96       1996(1)       1996(2)
            -----------      --------   ------------     ------   ---------    --------      --------       --------     --------
 SHOPPING CENTERS,continued
Smyrna Village                8/92      83,334  sq. ft.   100%        1992   $ 5,850,781   $ 5,318,015   $   646,344   $   204,433
  Smyrna, TN
Smyth Valley Crossing         12/92     126,841 sq. ft.    99%        1989     7,050,617     6,490,624       649,545       502,560
  Marion, VA
South Beach Regional          8/92      289,319 sq. ft.    98%        1990 &  21,889,647    19,849,693     2,174,601       494,769
  Jacksonville Beach, FL                                              1991
Spalding Village              8/92      235,318 sq. ft.   100%        1989    15,425,096    14,028,483     1,595,304       333,795
  Griffin, GA
Stadium Plaza                 8/92      70,475  sq. ft.    96%        1988     4,463,323     4,168,874       442,173        68,419
  Phenix City, AL
Stanley Market Place          1/92      40,364  sq. ft.   100%        1980 &   1,800,935     1,603,875       229,936       189,858
  Stanley, NC                                                         1991
Tarpon Heights                1/95      56,605  sq. ft.   100%        1982     2,825,407     2,719,759       364,931        74,562
  Galliano, LA
Taylorsville Shopping Center  8/86 &    48,537  sq. ft.   100%        1982 &   2,612,159     1,995,071       263,096       184,711
  Taylorsville, NC            1988
Thomasville Commons           8/92      148,754 sq. ft.    98%        1991     7,172,961     6,476,927       796,881       103,003
  Thomasville, NC
University Center             12/89     56,180  sq. ft.    95%        1989     3,970,972     3,393,637       381,598       292,296
  Greenville, NC
Venice Plaza (3)              6/79      144,850 sq. ft.    94%        1971 &   2,836,514     1,222,409       395,695       258,992
  Venice, FL                                                          1979
Village at Northshore         12/94     144,373 sq. ft.   100%        1988 &   8,268,206     7,953,244       900,261       237,187
  Slidell, LA                                                         1993
Waterlick Plaza               10/89     98,694  sq. ft.    97%        1973 &   6,311,631     5,335,850       691,651       546,926
  Lynchburg, VA                                                       1988
Watson Central                12/92 &   227,747 sq. ft.    95%        1989 &  13,089,669    11,985,346     1,232,656       945,931
  Warner Robins, GA           10/93                                   1993
Wesley Chapel Crossing        12/92     170,792 sq. ft.    98%        1989    10,923,268    10,206,171       970,128       789,923
  Decatur, GA
West Gate Plaza               6/74  &   64,378  sq. ft.    98%        1974 &   4,733,395     3,852,031       366,585       206,956
  Mobile, AL                  1/85                                    1995
West Towne Square             3/90      89,596  sq. ft.    94%        1988     6,026,201     5,047,378       495,603       339,868
  Rome, GA
Westgate Square               6/94      104,853 sq. ft.    96%        1984 &   9,167,698     8,729,573       960,316       778,939
  Sunrise, FL                                                         1988

                                                           Percent                Cost to     Depreciated     Property      Property
                               Date         Area or        Leased       Year     Company        Cost           FFO        Net Income
            Description      Acquired   Rental Units      12/31/96   Completed   12/31/96      12/31/96       1996(1)       1996(2)
            -----------      --------   ------------      --------   ---------  --------      --------       --------     --------
     SHOPPING CENTERS,continued
Willowdaile Shopping Center   8/86 &      120,815 sq. ft.  95%        1986       $8,564,358    $  6,677,369   $1,029,258 $   813,278
  Durham, NC                  12/87
                                        ---------                              -----------------------------------------------------

                                        7,736,780 sq. ft.                        454,212,670    402,665,802   44,498,771  26,768,521
                                        =========                              -----------------------------------------------------


           APARTMENTS
Whitehall Kent Apartments      6/79           188 units    80%        1968        4,181,975       1,890,994      637,710     483,963
  Kent, OH
                                                                               -----------------------------------------------------

     INDUSTRIAL PROPERTIES
Industrial Buildings           6/79       188,513 sq. ft.  73%        1956 &      3,586,681         944,191      248,481     248,481
  Charlotte, NC                                                       1963
Plasti-Kote                    6/79        41,000 sq. ft. 100%        1961 &        482,939          81,390      123,000     123,000
  Medina, OH                                                          1966
                                        ---------                              -----------------------------------------------------

                                          229,513 sq. ft.                         4,069,620       1,025,581      371,481     371,481
                                        =========                              -----------------------------------------------------

                                                                               $462,464,265    $405,582,377  $45,507,962 $27,623,965
                                                                               =====================================================

NOTES:

(1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1996 or from the date of acquisition (if acquired in 1996) through December 31, 1996. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing, or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

II.  EQUITY INVESTMENTS (DIRECT FINANCING LEASES)


     The Company also had a fee interest in land and improvements thereon in the following properties occupied by tenants under leases which are treated as direct financing leases:


                                                                    Percent                Cost to          Property    Property
                                     Date                            Leased       Year     Company            FFO      Net Income
            Description            Acquired   Square Feet           12/31/96   Completed   12/31/96          1996(1)    1996(2)
            -----------            --------   -----------           --------   ---------   --------         --------   ----------
              OFFICE
The Old Phoenix National Bank(3)     12/84         73,074 sq. ft.     100%      Various    $2,131,132        $313,049    $279,798
  Medina County, OH                               =======                                  ---------------------------------------



                 SHOPPING CENTERS
Wal-Mart Stores, Inc.(4)             6/85          54,223 sq. ft.     100%        1985      1,274,497         201,289     165,312
  Mathews, LA
Wal-Mart Stores, Inc.(4)             7/85          53,571 sq. ft.     100%        1985      1,420,430         175,350     135,296
  Marble Falls, TX
                                                  -------                                  ---------------------------------------
                                                  107,794 sq. ft.                           2,694,927         376,639     300,608
                                                  =======                                  ---------------------------------------
                                                                                           $4,826,059        $689,688    $580,406
                                                                                           =======================================


NOTES:

(1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1996 or from the date of acquisition (if acquired in 1996) through December 31, 1996. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

(4) These two retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $332,850 plus percentage rentals of 1% of gross sales in excess of fourth year sales. The leases expire January 2011, with five 5-year renewal options. There are no purchase options. Percentage rental of $43,789 was received during the fiscal year ended December 31, 1996.

III.  EQUITY INVESTMENTS (LAND PURCHASE-LEASEBACKS)


      The Company owned land under the following properties, all of which are net leased back to lessees on terms summarized below. The improvements on such properties are owned by others but will revert to the Company at the end of the lease terms unless the purchase options of the lessees, as referred to below, are exercised. The interest of the Company in two of the properties is subordinate to first mortgage loans to the lessees, aggregating $346,782 as of December 31, 1996.



                                                                                   Lease       Cost to     Property     Property
                                     Date   Land Area                   Year     Expiration  Company       FFO         Net Income
                   Description     Acquired  In Acres   Improvements   Completed   Date       12/31/96     1996(1)      1996(2)
                   -----------     --------  --------   ------------   ---------   ----       --------     --------    ---------
     SHOPPING CENTERS
Lawrence County Shopping Center      5/71     13.62     135,605 sq. ft. 1971     2069(3)      $435,994     $ 67,200     $ 67,200
  Sybene, OH
Grand Marche Shopping Center         9/72     11.38     200,585 sq. ft. 1969     2012          250,500       27,500       27,500
  Lafayette, LA
Manatee County Shopping Center       5/71     16.00     120,500 sq. ft. 1971     2069 (3)      241,798       30,000       30,000
  Bradenton, FL
                                                        -------                              ------------------------------------
                                                        456,690 sq. ft.                       $928,292     $124,700     $124,700
                                                        =======                              ====================================



NOTES:

(1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1996 or from the date of acquisition (if acquired in 1996) through December 31, 1996. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

IV.  MORTGAGE LOAN INVESTMENTS

     The Company had mortgage loans receivable on the following properties:


                                                             Security
                                                      --------------------------         Principal                     Stated
                                         Type of      Land Area                         Outstanding    Maturity       Interest
             Location                    Loan         In Acres      Improvements         12/31/96        Date           Rate
             --------                    ----         --------      ------------         --------      -------        -------
Walton Plaza Shopping Center          1st Mortgage       5.53         43,460 sq. ft.    $3,193,390     8/98 (1)       10.25%
  Augusta, GA

Wal-Mart - Kearney, NE                2nd Mortgage      8.491         83,249 sq. ft.       594,000    12/98 (2)        7.00%
  Kearney, NE

Wal-Mart - Fremont, NE                2nd Mortgage       7.77         64,890 sq. ft.       406,000    12/98 (2)        7.00%
  Fremont, NE

Spanish Quarter Apartments             Wrap-Around      15.00            276   units     5,082,089     9/01 (3)          (3)
  Montgomery, AL                        Mortgage                                           215,076     9/01 (3)          (3)

Valley West Mall                      1st Mortgage      53.64        478,180 sq. ft.     3,780,749     4/01 (4)        9.00%
  Glendale, AZ

Mill Creek Club Condominiums          1st Mortgage       ---               4   units        27,785     2006-(5)        8.63% -
  Nashville, TN                       Participation                                                    2007           12.38%

Cypress Chase "A" Condominiums        1st Mortgage       2.00           recreational       125,320     5/09 (6)       10.00%
  Lauderdale Lakes, FL
                                                                                      ------------

                                                                                        13,424,409

Less interest discounts and negative goodwill                                             (241,889)
                                                                                      ------------

                                                                                      $ 13,182,520
                                                                                      ============

NOTES:

(1) Monthly payments of $29,670 of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity August 1, 1998.

(2) Monthly payments of $3,465 and $2,368 interest only for Kearney and Fremont, respectively, with the entire principal balance due at maturity December 31, 1998. These purchase-money second mortgages are subordinate to a first mortgage having a balance of $4,500,000 as of December 31, 1996.

(3) Modified effective December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively, requiring monthly payments of $45,382 of principal and interest for the remaining term, with a balloon payment at maturity. Additional interest at an annual rate of 1% accrues for the periods September 1, 1984 through August 31, 1989 and September 1, 1991 through August 31, 2001 and is payable at maturity or on sale of the property. In addition, during 1995 the Company funded additional principal of $260,000 under this mortgage to make certain capital improvements, requiring monthly payments of $4,703 of principal and interest. This wrap-around mortgage is subject to two first mortgages having an aggregate balance of $717,316 as of December 31, 1996. See Table V. Mortgage Indebtedness for a summary of the terms of the first mortgages.

(4) Monthly payments of $30,576 of principal and interest at an annual rate of 9.00%, with a balloon payment at maturity April 1, 2001.

(5) Principal outstanding December 31, 1996 represents the Company's 46.154% participation in the total loan outstanding of $60,201.

(6)  Monthly payments include principal and interest of $1,472.

V.  MORTGAGE INDEBTEDNESS

    Indebtedness of the Company secured by its investments (not including mortgage debt owed by lessees of its land purchase-leaseback investments) was as follows:


                                                 Principal Balance                                                Annual
           Investment                               12/31/96            Maturity Date         Interest Rate    Constant Payment
           ----------                               -------            -------------         -------------    ----------------

Seven Hills                                          3,800,000        2/01/97    (8)            9.750%           370,500 (1)
  Spring Hill, FL

Delchamps Plaza                                      3,185,364        8/01/97    (3)            9.375%           349,335
  Pascagoula, MS

Paulding Commons                                     8,641,795        8/01/97    (3)            7.600%           762,561
  Dallas, GA                                                                     (4)

Smyrna Village                                       4,128,857        8/01/97    (3)            7.600%           364,335
  Smyrna, TN                                                                     (4)

South Beach Regional                                15,148,573        8/01/97    (3)            7.600%         1,396,598
  Jacksonville Beach, FL                                                         (4)

Tarpon Heights                                       2,383,454        3/01/98                  11.000%           262,180 (1)
  Galliano, LA

Pinhook Plaza                        Phase I         1,822,859        1/01/00    (3)            9.875%           250,320
  Lafayette, LA                      Phase II        1,925,448        1/01/00    (3)            9.875%           258,504
                                     Phase III       3,493,779        1/01/00    (3)            9.875%           396,072

Macland Pointe                                       3,766,276        2/01/00    (3)            7.750%           362,558
  Marietta, GA

Plaza Acadienne                                      2,312,707        7/01/00    (3)           10.250%           317,420
  Eunice, LA

Thomasville Commons                                  5,534,642        6/01/02    (3)            9.625%           583,303
  Thomasville, NC

Spanish Quarter Apartments                             717,315        7/15/02                   8.250%           162,360
  Montgomery, AL

Elmwood Oaks                                         7,500,000        6/01/05                   8.375%           628,125 (1)
  Harahan, LA

North Village Center                                 2,657,308 (2)    3/15/09                   8.125%           343,171
  North Myrtle Beach, SC

Spalding Village                                    11,376,691        9/01/10    (3)            8.194%           932,206 (5)
  Griffin, GA

Village at Northshore                                5,570,632        7/01/13    (6)            9.000%           647,803
  Slidell, LA                                      -----------                                                ----------

                                                    83,965,700                                                $8,387,351
                                                                                                              ==========

Interest Premium(7)                                     34,928
                                                   -----------


                                                   $84,000,628
                                                   ===========

V.  MORTGAGE INDEBTEDNESS. continued

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

(8)  Repaid at maturity subsequent to December 31, 1996.

         Rental Properties. On June 26, 1996, the Company purchased 1.97 acres of land adjacent to its Lawrence Commons Shopping Center investment in Lawrenceburg, Tennessee for approximately $100,000 cash. The parcel of land was purchased to allow an expansion of the anchor tenant space by approximately 20,000 square feet. The Company has committed to reimburse the anchor tenant for the cost of the expansion, not to exceed $2,100,000, provided the expansion is completed prior to October 1, 1997. The anchor tenant's annual rent increased by 11% of the land cost from the date of purchase and will increase by 10.33% of the expansion costs upon funding.

         On August 30, 1996, the Company acquired Salisbury Marketplace in Salisbury, North Carolina for $4,611,000 cash, consisting of the initial purchase price of $4,600,000 and approximately $11,000 of acquisition costs. This property contains approximately 77,000 square feet of retail space and is anchored by Food Lion and Revco.

         On November 25, 1996, the Company acquired Alafaya Commons in Orlando, Florida for $10,250,000 cash, consisting of the initial purchase price of $10,200,000 and approximately $50,000 of acquisition costs. This property contains approximately 121,000 square feet of retail space and is anchored by Publix and JoAnn Fabrics.

         During 1996, the Company completed construction of a 10,800 square foot expansion at The Galleria Shopping Center in Wrightsville Beach, North Carolina for a total cost of approximately $921,000 of which approximately $24,000 represented capitalized interest costs. Of the total cost of this expansion, approximately $34,000 was funded in 1995. Additionally, the Company funded approximately $18,000 of additional costs in connection with an expansion of Forest Hills Shopping Center in Wilson, North Carolina which was substantially completed in 1995.

         During 1996, the Company completed construction of a 41,800 square foot expansion at its Siegen Village Shopping Center in Baton Rouge, Louisiana. This expansion included the construction of a 31,300 square foot store for an additional anchor tenant and 10,500 square feet of local shop space. The cost of this expansion totaled approximately $2,210,000 of which approximately $39,000 represented capitalized interest costs.

     Mortgage Investments. During 1996, the Company took back a $3,800,000 purchase-money first mortgage on the sale of one shopping center investment and two purchase-money second mortgages totaling $1,000,000 on the sale of two net-leased retail facilities.

     Mortgage Indebtedness. During 1996, the Company (a) repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%, (b) repaid at maturity a $1,052,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) prepaid a $2,727,000 mortgage bearing interest at 9.375%, resulting in a $16,500 loss on extinguishment of debt, (d) prepaid a $57,000 mortgage bearing interest at 8.50% and (e) repaid at maturity a $3,850,000 mortgage bearing interest at 9.50%.

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

                                                            High          Low
                                                            ----          ---
                  1995
                  ----
                  First Quarter                            $10.38       $ 9.00
                  Second Quarter                            10.38         9.00
                  Third Quarter                             10.13         9.13
                  Fourth Quarter                            10.00         9.13

                  1996
                  ----
                  First Quarter                            $ 9.88       $ 9.00
                  Second Quarter                             9.63         9.13
                  Third Quarter                              9.63         9.25
                  Fourth Quarter                            11.75         9.38

b)   Approximate number of Equity Security Holders.

                                                 Approximate Number of Record
                  Title of Class                 Holders at February 21, 1997
                  --------------                 ----------------------------
                  Shares of Common Stock
                    $1 Par Value                               3,500

c) IRT Property Company paid quarterly cash dividends during the years 1995 and 1996 as follows:

                                                  Cash Dividends Paid
                                                  -------------------
                  1995
                  ----
                  First Quarter                           $ .210
                  Second Quarter                            .225
                  Third Quarter                             .225
                  Fourth Quarter                            .225

                  1996
                  ----
                  First Quarter                           $ .225
                  Second Quarter                            .225
                  Third Quarter                             .225
                  Fourth Quarter                            .225

                  IRT has paid 76 consecutive quarterly dividends. The current annualized dividend rate is $.90. The Company does not foresee any restrictions upon its ability to continue its dividend payment policy of distributing at least the 95% of its otherwise taxable ordinary income required for qualification as a REIT.

Item 6.  Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                       December 31,
                                                  ---------------------------------------------------------------------------------
As of or for the years ended                           1996            1995               1994          1993              1992
                                                       ----            ----               ----          ----              ----
Gross revenues                                    $  60,233,422    $  60,196,247    $  49,202,144    $  45,062,911    $  34,006,687
                                                  =============    =============    =============    =============    =============

Earnings from operations                          $  15,602,112    $  15,550,026    $  12,788,923    $  11,772,265    $   7,441,692
Gain (loss) on real estate investments                1,232,092          173,025       (3,825,418)       4,556,511        3,547,071
                                                  -------------    -------------    -------------    -------------    -------------

  Earnings before extraordinary items                16,834,204       15,723,051        8,963,505       16,328,776       10,988,763

Extraordinary items:
  Gain (loss) on extinguishment of debt                 (16,500)        (137,260)       3,748,095       (1,440,478)         (14,811)
                                                  -------------    -------------    -------------    -------------    -------------
         Net earnings                             $  16,817,704    $  15,585,791    $  12,711,600    $  14,888,298    $  10,973,952
                                                  =============    =============    =============    =============    =============


Per share:

  Earnings before extraordinary items             $         .65    $         .61    $         .35    $         .72    $         .74
  Extraordinary items                                      --               --                .15             (.06)             --
                                                  -------------    -------------    -------------    -------------    -------------

         Net earnings                             $         .65    $         .61    $         .50    $         .66    $         .74
                                                  =============    =============    =============    =============    =============

  Dividends paid                                  $         .90    $        .885    $         .84    $         .84    $         .81
                                                  =============    =============    =============    =============    =============

Federal income tax status of dividends
  paid to shareholders:
    Ordinary income                               $         .47    $        .635    $         .72    $         .39    $         .39
    Capital gain                                           --               --                .04              .45              .42
    Return of capital                                       .43             .250              .08             --               --
                                                  -------------    -------------    -------------    -------------    -------------

                                                  $         .90    $        .885    $         .84    $         .84    $         .81
                                                  =============    =============    =============    =============    =============

Weighted average shares outstanding                  25,749,860       25,590,129       25,349,303       22,457,131       14,896,369
                                                  =============    =============    =============    =============    =============


Total assets                                      $ 437,694,691    $ 427,398,018    $ 428,579,355    $ 402,319,125    $ 297,590,922
                                                  =============    =============    =============    =============    =============

Indebtedness:
  Mortgage notes payable                          $  84,000,628    $  99,188,181    $ 105,107,084    $  98,878,505    $ 115,379,078
  7.30% convertible subordinated debentures          84,905,000       84,905,000       86,250,000       86,250,000             --
  2.00% convertible subordinated debentures                --               --               --               --          5,730,000
  7.45% senior notes                                 49,929,110             --               --               --               --
  Indebtedness to banks                              15,000,000       36,000,000       26,000,000             --          1,200,100
                                                  -------------    -------------    -------------    -------------    -------------

                                                  $ 233,834,738    $ 220,093,181    $ 217,357,084    $ 185,128,505    $ 122,309,178
                                                  =============    =============    =============    =============    =============


Shareholders' equity                              $ 193,354,922    $ 198,630,147    $ 203,038,464    $ 210,335,167    $ 168,574,002
                                                  =============    =============    =============    =============    =============

Other Data:
   Funds from operations(1)                       $  26,388,787    $  26,406,099    $  21,342,209    $  19,768,618    $  13,901,941
   Assuming conversion of 7.30% debentures:(1)
     Funds from operations(1)                     $  32,952,612    $  32,982,552
     Weighted average shares                         33,296,971       33,156,750
   Net Cash Flows from (used in) -
        Operating Activities                      $  27,751,020    $  25,946,987    $  22,511,731    $  19,116,142    $  14,274,651
        Investing Activities                      $ (15,659,704)   $  (7,769,022)   $ (99,052,456)   $ (16,990,558)   $ (55,114,524)
        Financing Activities                      $  (8,933,374)   $ (20,002,953)   $    (247,587)   $  76,370,567    $  40,247,232


(1) NAREIT defines funds from operations as net income before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Conversion of the 7.30% convertible debentures is dilutive and therefore assumed for 1996 and 1995. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. See
    Item 7.

Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

         Changes in Financial Condition. During 1996, the Company utilized funds of:

         a) $14,861,000 for the acquisition of two shopping center investments,

         b) $3,215,000 to fund expansion or redevelopment costs of four existing investments,

         c) $13,949,000 to repay three mortgage notes payable at maturity and prepay two mortgage notes payable,

         d) $21,000,000 to paydown the balance outstanding on the Company's $100,000,000 unsecured revolving term loan, and

         e)       $356,000 for an equity contribution to a joint venture.

These transactions were funded with approximately $49,394,000 of net proceeds from the issuance of the 7.45% senior notes due April 1, 2001, cash proceeds of approximately $5,659,000 on sales of one shopping center investment and two net-leased retail facilities, and internally generated funds.

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

         Changes in Results of Operations. During 1996, rental income from the Company's core portfolio of shopping center investments increased approximately $1,078,000. This increase includes approximately $273,000 of additional income earned from four property expansions completed during 1995 and 1996 and is net of approximately $159,000 less income earned during 1996 due to two tenant bankruptcies during 1995. The increase in the Company's core portfolio income was offset by approximately $62,000 less income earned on three investments sold during 1995 and approximately $1,466,000 less income earned due to the sale of Valley West Mall in March 1996 and was supplemented by approximately $367,000 of income earned from two shopping center investments acquired August 30, 1996 and November 25, 1996. The decrease in income for Valley West Mall included approximately $127,000 of property tax reimbursements due to the tenants as a result of a reduction in property taxes for 1994 and 1995 awarded by the State of Arizona in 1996.

         The $13,327,000 increase in income from rental properties during 1995 was primarily due to approximately $13,619,000 of income earned from the 17 shopping centers acquired during 1994 and 1995 and property expansions and redevelopments funded by the Company during 1994 and 1995. This was partially offset by $862,000 less income earned from the investments sold and targeted for sale during 1995.

         The percentage leased of the Company's shopping center investments decreased from 93% in 1994 to 92% in 1995 and increased to 94% in 1996. The average occupancy of the Company's Ohio apartment investment decreased from 92% in 1994 to 90% in 1995 and to 84% in 1996. Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately $470,000 in 1994, $576,000 in 1995 and $586,000 in 1996.

         The increase in interest income during 1996 was primarily due to approximately $256,000 of income earned on the purchase-money mortgage taken back on the sale of Valley West Mall in March 1996 and approximately $233,000 of income earned on short-term money market investments during 1996.

         The decrease in interest income during 1995 was primarily the result of the investment of the remaining proceeds of the Company's 1993 public offerings in December 1994. During 1994, the Company earned approximately $2,388,000 on short-term money market investments.

         The decrease in interest on direct financing leases in 1996 is due to a decrease in percentage rentals received from the four Wal-Mart investments and the sale of two of these investments in December 1996. The Company received percentage rentals of approximately $44,000, $347,000 and $292,000 during 1996, 1995 and 1994, respectively. Wal-Mart had ceased operations in three of the four Wal-Mart investments, from which the Company received approximately $305,000 and $256,000 of percentage rentals during 1995 and 1994, respectively. Wal-Mart remains liable under the leases which expire in January 2011 and continues to pay base rentals, but no further percentage rentals are anticipated to be earned from the remaining vacant facility.

         Operating expenses related to the Company's core portfolio of real estate investments increased approximately $695,000 during 1996. This increase was offset by approximately $18,000 less expenses incurred on three investments sold during 1995. In addition, approximately $1,358,000 less expenses were incurred due to the sale of Valley West Mall in March 1996. The decrease for Valley West Mall included a property tax refund for 1994 and 1995 of approximately $325,000 awarded by the State of Arizona during the first quarter of 1996. Additionally, approximately $60,000 of operating expenses were incurred by two shopping center investments acquired August 30, 1996 and November 25, 1996.

         The increases in operating expenses of rental properties and depreciation during 1995 were primarily due to property acquisitions and dispositions during the two-year period. The Company acquired two shopping center investments in 1995 and 15 in 1994. The additional operating expenses and depreciation related to these centers was partially offset by the sale of three shopping center investments in 1995. Depreciation also increased in 1995 due to two property redevelopments and four property expansions purchased or funded during 1995 and 1994.

         The decrease in interest expense on mortgages in 1996 is due to the repayment of five mortgages during 1996 and the repayment of four and refinancing of two mortgages during 1995. During 1996, the Company (a) repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%, (b) repaid at maturity a $1,052,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) prepaid a $2,727,000 mortgage bearing interest at 9.375%, resulting in a $16,500 loss on extinguishment of debt, (d) prepaid a $57,000 mortgage bearing interest at 8.50% and (e) repaid at maturity a $3,850,000 mortgage bearing interest at 9.50%.

         The 1995 and 1994 acquisitions resulted in increased interest expense on mortgages in 1995. The increase in 1995 was partially offset by (a) the repayment of a $1,750,000 variable rate mortgage in May 1995, (b) the refinancing of a $9,000,000 mortgage in June 1995, reducing the face of the mortgage to $7,500,000 and the interest rate from 9.75% to 8.375%, (c) the maturity of a 9.5% fully amortized mortgage note payable in August 1995, (d) the refinancing of a $12,330,000 mortgage in September 1995, reducing the face of the mortgage to $11,377,000 and the interest rate from 9.375% to 8.194%, (e) the repayment of an $860,000 mortgage at 13.875% (discounted to 9.5% for financial reporting purposes) in November 1995, and (f) the repayment of a $1,774,000 variable rate interest only mortgage in December 1995.

         The Company had average borrowings under its revolving term loan of approximately $11,750,000, $33,507,000 and $789,000 during 1996, 1995 and 1994, respectively, which resulted in decreased interest on bank debt during 1996 and increased interest on bank debt during 1995. In addition, the Company incurred commitment fees of approximately $221,000, $21,000 and $95,000 during 1996, 1995 and 1994, respectively, based on the aggregate unused portion of the commitment. The Company's revolving term loan commitment increased to $100,000,000 from $50,000,000 in December 1995. The interest rate on the $50 million secured revolver was, at the option of the Company, either prime or 1.25% over adjusted LIBOR. The $50 million revolver was replaced December 15, 1995 with a $100 million unsecured revolver with an interest rate, at the option of the Company, of either LIBOR plus an Applicable Margin or prime. The current Applicable Margin for LIBOR borrowings is 1.5%.

         The increases in general and administrative expenses in 1996 and 1995 were primarily due to the costs of increased administrative and property management personnel, increased shareholder relations costs, increased state franchise taxes and director's fees, the appointment of a new President and Chief Operating Officer in October 1995, as well as approximately $50,000 and $97,000 of costs incurred in due diligence on potential mergers and acquisitions which were not consummated during 1996 and 1995, respectively.

         The amount of gains recognized on sales of investments have fluctuated and in the future may continue to fluctuate depending upon sales activity in any given year. During 1996, 1995 and 1994, the Company recognized gains on sales of properties of approximately $1,232,000, $173,000 and $257,000, respectively. The gain in 1994 was more than offset by $4,125,000 of reductions in carrying values of certain investments, primarily Valley West Mall. These adjustments to carrying value were a result of the Company's quarterly evaluations of its individual investments based on current and forecasted net operating income of the investment, competition resulting from new properties in the market place and other changes in the local economy. The development of a new mall which would directly compete with Valley West Mall was announced in 1992, and in November 1992, one of the anchor tenants at Valley West gave notice to terminate its lease effective November 1993. Based on this lease termination and the predicted impact of the new mall when opened on the tenants of Valley West, the Company determined that a permanent impairment of $3,565,000 had occurred and reflected such writedown in its financial statements during the fourth quarter of 1992. The new mall opened for business in October 1993, the terminating tenant ceased operations in November 1993, and another anchor tenant changed its business to an outlet concept. After a concerted leasing effort which commenced in 1992, review of tenant sales reductions since the opening of the new mall, meetings with the City and potential purchasers of the center, and restructuring of the Company's ownership in this investment, including prepayment of the mortgage and negotiations with the land lessor concerning a joint venture or the ultimate purchase of the underlying land, the Company determined that a further permanent impairment of the value of this mall had developed. An additional indicator of value was the discount received by the Company in the prepayment of the underlying mortgage debt in June 1994. Accordingly, the Company recorded an additional writedown of this investment in June 1994. In March 1996, this investment was sold at a cost approximating book value.

         During 1996, the Company prepaid a $2,727,000 mortgage and recognized an extraordinary loss of $16,500 on the early extinguishment of debt.

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

         Funds From Operations. Effective January 1, 1996, the Company adopted the NAREIT definition of funds from operations. NAREIT defines funds from operations as net income before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest on debentures and amortization of convertible debenture costs are added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for 1996 and 1995. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for 1996, 1995 and 1994:

                                      1996            1995            1994
                                      ----            ----            ----
Net earnings                      $ 16,817,704    $ 15,585,791    $ 12,711,600

  Loss (gain) on real estate
    investments                     (1,232,092)       (173,025)      3,825,418
  Loss (gain) on extinguishment
    of debt                             16,500         137,260      (3,748,095)
  Depreciation                      10,310,344      10,427,268       8,214,192
  Amortization of capitalized
    leasing fees                       249,292         230,642         173,075
  Amortization of capitalized
    leasing income                     227,039         198,163         166,019
                                  ------------    ------------    ------------

  Funds from operations             26,388,787      26,406,099    $ 21,342,209
                                                                  ============

    Interest on convertible
     debentures                      6,198,065       6,210,062
    Amortization of convertible
     debenture costs                   365,760         366,391
                                  ------------    ------------

 Fully diluted funds from
    operations                    $ 32,952,612    $ 32,982,552
                                  ============    ============

Applicable weighted average
    shares                          33,296,971      33,156,750      25,349,303
                                  ============    ============    ============




         During 1994, the Company had an average of approximately $57,000,000 of the proceeds of the August 1993 equity and debenture offerings invested in short-term money market investments earning an average interest rate of approximately 4.2%. This resulted in temporary dilution in funds from operations. This temporary dilution ceased when the remaining cash was invested in higher-yielding real estate investments on December 21, 1994.

         In addition, funds from operations for 1995 and 1994 did not include rental income received through the rental guarantees related to major portfolio acquisitions completed in July and December 1992. Rental income covered by the guarantees for 17 centers totaled approximately $64,000 and $510,000 for 1995 and 1994, respectively.

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during 1996, 1995 and 1994:


                                      1996            1995            1994
                                      ----            ----            ----
Tenant Improvements:
  Shopping Centers                $    812,248    $    812,919    $    646,699
  Industrial                           464,469            --              --
                                  ------------    ------------    ------------

    Total Tenant
      Improvements                   1,276,717         812,919         646,699
                                  ------------    ------------    ------------

Capital Expenditures:
  Shopping Centers                   1,030,650         298,006         440,226
  Apartment                            537,616          89,075         102,453
  Industrial                           158,072             302          63,982
                                  ------------    ------------    ------------

    Total Capital
      Expenditures                   1,726,338         387,383         606,661
                                  ------------    ------------    ------------

Total Improvements                $  3,003,055    $  1,200,302    $  1,253,360
                                  ============    ============    ============

Leasing Fees                      $    350,989    $    382,042    $    286,389
                                  ============    ============    ============



         Liquidity and Capital Resources. In 1996 and 1995, the Company's dividends, mortgage amortization payments and capital improvements were funded primarily by funds from operations and also through supplemental funding from available cash investments, bank borrowings and other sources. The Company believes that dividends, mortgage amortization payments and necessary capital improvements will continue to be funded primarily by funds from operations. Other planned activities, including property acquisitions, certain capital improvement programs and debt repayments are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties and public or private offerings of stock or debt.

         For a description of the Company's mortgage debt, reference is made to Table V in Item 2 hereof and to Note 7 to the consolidated financial statements included as a part of this report. For a description of commitments and contingencies, reference is made to Notes 17 and 18 to the consolidated financial statements included as a part of this report.

         In 1995, the Company filed a shelf registration statement covering up to $200 million of common stock, senior debt and subordinated debt. The Company intends to use the net proceeds of any offerings under such shelf registration to repay debt; to improve, expand or redevelop its properties; to acquire additional properties; and for working capital. Approximately $119 million of capital has been raised by the Company under this shelf registration, including $50 million of senior debt issued in March 1996, 4,653,747 shares of common stock issued in a January 1997 public offering and 1,500,000 shares of common stock issued in January 1997 in connection with the purchase by the Company of $54,799,000 of its 7.3% convertible subordinated debentures.

         On March 26, 1996, the Company issued $50,000,000 of 7.45% senior notes due April 1, 2001. The senior notes were issued at a discount of $83,500 which will be amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled approximately $49,394,000. For more information regarding the senior notes, reference is made to Note 9 to the consolidated financial statements.

         On January 14 and 22, 1997, the Company completed the offering of 4,653,747 shares of its common stock at $11.25 per share. The net proceeds from the offering totaled approximately $49,500,000.

         On January 17, 1997, the Company completed the repurchase of $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003 in a private transaction with a single debenture holder. The debentures were repurchased by the Company at par plus accrued interest. The seller had informed the Company that the seller had both $54,799,000 par value of the debentures and a short position of 1,500,000 shares in the Company's common stock. The consideration paid by the Company was comprised of 1,500,000 shares of common stock, valued for purposes of the exchange at $11.05 per share, and cash in the amount of $39,913,000, for a total consideration of $56,488,000, which included $1,689,000 of accrued interest. The debentures repurchased were canceled by the Company, and based upon the $11.25 conversion price, 2,676,089 authorized but unissued common shares have been reserved for possible issuance if the remaining $30,106,000 debentures outstanding at January 30, 1997 are converted.

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

         On December 15, 1995, the Company obtained a $100,000,000 unsecured revolving term loan maturing January 4, 1999. Not later than June 30 of each year commencing June 30, 1996, the Company may request to extend the maturity date for an additional twelve-month period beyond the existing maturity date. In accordance with the terms of the agreement, during 1996 the Company extended the maturity date for an additional twelve-month period to January 4, 2000. The interest rate is, at the option of the Company, either prime, fluctuating daily or LIBOR plus the "Applicable Margin" (currently 1.5%), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. As of December 31, 1996 and 1995, the borrowings under this credit facility totaled $15,000,000 and $36,000,000, respectively. For additional information on this revolving term loan, reference is made to Note 10 to the consolidated financial statements.

         The Company's 7.3% convertible subordinated debentures are convertible into common stock of the Company at any time prior to maturity on August 15, 2003 at $11.25 per share, subject to adjustment in certain events. In March 1995, $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share. The remaining $84,905,000 of debentures was outstanding as of December 31, 1996 and 1995, respectively. In January 1997, the Company repurchased and canceled $54,799,000 of these debentures. For additional information on the debentures, reference is made to Notes 8 and 19 to the consolidated financial statements.

         The Company's Dividend Reinvestment Plan allows shareholders to elect to reinvest all or a portion of their distributions in newly issued shares of the Company at 95% of the market price of the shares. During 1996, 1995 and 1994, the Company received net proceeds under this plan of $1,024,000, $1,107,000 and $938,000, respectively. For additional information on the Dividend

Reinvestment Plan, reference is made to Note 13 to the consolidated financial statements.

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

         Environmental Factors. On March 2, 1994, the Company was advised by the North Carolina Department of Environment, Health and Natural Resources that certain Corrective Actions must be performed at the Company's Charlotte, North Carolina industrial facility. According to the CAP, the estimated remaining cost for site remediation ranges from $129,000 to $193,000 over a period of 3 to 6 years. Although the Company believes that certain of the costs of Corrective Action are reimburseable under the North Carolina Leaking Petroleum Underground Storage Tank Cleanup Fund, the Company accrued $129,000 in 1995 based on these estimates. The CAP may be revised, and the estimated costs may change, but based on the information presently available, the Company believes any additional costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

         During 1996, the Company discovered that additional releases of petroleum products had occurred at and around a garage facility previously operated by a former trucking company tenant. An investigation is being conducted by the Company in order to determine the extent of the related contamination, and Company management is negotiating with the former tenant to obtain a contribution to potential clean-up costs. The Company does not believe the cost of addressing these additional releases will have a material adverse effect on the Company's results of operations, financial position or liquidity.

         During its soil and groundwater investigation at the Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in groundwater that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. For additional information, see "Regulation" under Item 1 and Note 18 to the consolidated financial statements included as a part of this report. Based on the information presently available, the Company believes the costs of any corrective action would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

         Recent Accounting Pronouncements. Effective January 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. This standard had no effect on the Company's financial statements.

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Effective January, 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-based Compensation." FAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if FAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of FAS 123. Reference is made to Note 14 to the consolidated financial statements for the required disclosures.

Item 8.  Financial Statements and Supplementary Data.



                              IRT PROPERTY COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
Report of Independent Public Accountants                                                  38

Consolidated Balance Sheets -
  December 31, 1996 and 1995                                                              39

Consolidated Statements of Earnings -
  For the Years Ended December 31, 1996,
  1995 and 1994                                                                           40

Consolidated Statements of Changes
  in Shareholders' Equity - For the Years Ended
  December 31, 1996, 1995 and 1994                                                        41

Consolidated Statements of Cash Flows -
  For the Years Ended December 31, 1996,
  1995 and 1994                                                                           42

Notes to Consolidated Financial Statements -
  December 31, 1996, 1995 and 1994                                                        44



Schedules:

Schedule
Number

III      Real Estate and Accumulated Depreciation                                         67

IV       Mortgage Loans on Real Estate                                                    79

                               AALLP LETTERHEAD





                    Report of Independent Public Accountants


To The Shareholders of

         IRT Property Company:

         We have audited the accompanying consolidated balance sheets of IRT PROPERTY COMPANY (a Georgia corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRT Property Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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




                                              ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 30, 1997

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                  1996             1995
                                                             -------------    -------------
ASSETS
Real estate investments:
  Rental properties                                          $ 463,392,557    $ 452,508,601
  Accumulated depreciation                                     (56,881,888)     (51,600,890)
                                                             -------------    -------------
                                                               406,510,669      400,907,711

  Net investment in direct financing leases                      4,826,059        9,097,717
  Investment in joint venture                                      355,832             --
  Mortgage loans, net                                           13,182,520        8,499,210
                                                             -------------    -------------

      Net real estate investments                              424,875,080      418,504,638

Cash and cash equivalents                                        3,174,342           16,400
Accrued interest receivable                                        488,663          544,073
Prepaid expenses and other assets                                9,156,606        8,332,907
                                                             -------------    -------------
                                                             $ 437,694,691    $ 427,398,018
                                                             =============    =============

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:

  Mortgage notes payable plus net interest premium
    of $34,928 in 1996 and $78,657 in 1995                   $  84,000,628    $  99,188,181
  7.30% convertible subordinated debentures due
    August 15, 2003                                             84,905,000       84,905,000
  7.45% senior notes due April 1, 2001, net of
    interest discount of $70,890                                49,929,110             --
  Indebtedness to banks                                         15,000,000       36,000,000
  Accrued interest on debentures                                 2,341,488        2,341,488
  Accrued interest on senior notes                                 931,250             --
  Accrued expenses and other liabilities                         6,177,293        5,265,202
  Deferred income taxes                                          1,055,000        1,068,000
                                                             -------------    -------------

      Total liabilities                                        244,339,769      228,767,871
                                                             -------------    -------------

Commitments and Contingencies (Notes 17 and 18)

Shareholders' Equity:
  Common stock, $1 par value, 75,000,000 shares
    authorized; 25,807,302 shares issued and
    outstanding in 1996 and 25,689,002 shares in
    1995                                                        25,807,302       25,689,002
  Additional paid-in capital                                   201,273,343      200,318,168
  Cumulative distributions in excess of net
    earnings                                                   (33,725,723)     (27,377,023)
                                                             -------------    -------------

      Total shareholders' equity                               193,354,922      198,630,147
                                                             -------------    -------------

                                                             $ 437,694,691    $ 427,398,018
                                                             =============    =============


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                            1996           1995            1994
                                                            ----           ----            ----
Revenues:
  Income from rental properties                        $ 57,925,659    $ 58,008,386    $ 44,681,220
  Interest, including $232,519 in 1996 and
    $2,388,308 in 1994 on cash equivalents                1,388,733         899,454       3,267,486
  Interest on direct financing leases                       919,030       1,288,407       1,253,438
                                                       ------------    ------------    ------------

                                                         60,233,422      60,196,247      49,202,144
                                                       ------------    ------------    ------------

Expenses:
  Operating expenses of rental properties                12,113,108      12,733,705      10,318,596
  Interest on mortgages                                   7,750,389       9,150,400       8,191,240
  Interest on debentures                                  6,198,065       6,210,062       6,202,025
  Interest on senior notes                                2,798,433            --              --
  Interest on indebtedness to banks                       1,003,331       2,211,980         159,603
  Depreciation                                           10,310,344      10,427,268       8,214,192
  Amortization of debt costs                                595,604         445,907         446,454
  General & administrative                                3,862,036       3,466,899       2,881,111
                                                       ------------    ------------    ------------

                                                         44,631,310      44,646,221      36,413,221
                                                       ------------    ------------    ------------

      Earnings before gain (loss) on real
        estate investments and
          extraordinary item                             15,602,112      15,550,026      12,788,923
                                                       ------------    ------------    ------------

Gain (loss) on real estate investments:
  Gain on sales of properties                             1,232,092         173,025         300,036
  Valuation loss                                               --              --        (4,125,454)
                                                       ------------    ------------    ------------

                                                          1,232,092         173,025      (3,825,418)
                                                       ------------    ------------    ------------

      Earnings before extraordinary item                 16,834,204      15,723,051       8,963,505

Extraordinary item -
  Gain (loss) on extinguishment of debt                     (16,500)       (137,260)      3,748,095
                                                       ------------    ------------    ------------

      Net earnings                                     $ 16,817,704    $ 15,585,791    $ 12,711,600
                                                       ============    ============    ============

Per Share:

  Earnings before extraordinary item                   $       0.65    $       0.61    $       0.35

  Extraordinary item                                           --              --              0.15
                                                       ------------    ------------    ------------

      Net earnings                                     $       0.65    $       0.61    $       0.50
                                                       ============    ============    ============

Weighted average number of shares
 outstanding                                             25,749,860      25,590,129      25,349,303
                                                       ============    ============    ============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            IRT PROPERTY COMPANY

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                         Cumulative
                                                                  Additional           Distributions               Total
                                             Common                Paid-In             in Excess of            Shareholders'
                                             Stock                 Capital             Net Earnings               Equity
                                             -----                 -------             ------------               ------
Balance at December 31, 1993              $25,288,624           $196,793,150          $(11,746,607)            $210,335,167

Net earnings                                   -                      -                 12,711,600               12,711,600

Cash dividends declared -
  $.84 per share                               -                      -                (21,284,741)             (21,284,741)

Issuance of shares under
  Dividend Reinvestment Plan, net              99,477                838,273                -                       937,750


Exercise of Incentive Stock
  Options                                       1,010                  2,131                -                         3,141

Issuance of shares for the
  acquisition of properties                    31,636                303,911                -                       335,547
                                          -----------           ------------          ------------             ------------

Balance at December 31, 1994               25,420,747            197,937,465           (20,319,748)             203,038,464

Net earnings                                   -                      -                 15,585,791               15,585,791

Cash dividends declared -
  $.885 per share                              -                      -                (22,643,066)             (22,643,066)

Issuance of shares under
  Dividend Reinvestment Plan, net             121,831                985,430                -                     1,107,261


Conversion of debentures, net                 119,554              1,175,718                -                     1,295,272

Exercise of Incentive Stock
  Options                                       7,000                 46,375                -                        53,375

Issuance of shares for the
  acquisition of properties                    19,870                173,180                -                       193,050
                                          -----------           ------------          ------------             ------------

Balance at December 31, 1995               25,689,002            200,318,168           (27,377,023)             198,630,147

Net earnings                                   -                      -                 16,817,704               16,817,704

Cash dividends declared -
  $.90 per share                               -                      -                (23,166,404)             (23,166,404)

Issuance of shares under
  Dividend Reinvestment Plan, net             112,561                911,734                -                     1,024,295


Exercise of Incentive Stock
  Options                                       2,400                 16,063                -                        18,463

Issuance of shares for the
  acquisition of properties                     3,339                 27,378                -                        30,717
                                          -----------           ------------          ------------             ------------

Balance at December 31, 1996              $25,807,302           $201,273,343          $(33,725,723)            $193,354,922
                                          ===========           ============          ============             ============





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                              1996                    1995                      1994
                                                              ----                    ----                      ----
Cash flows from operating activities:
  Net earnings                                             $ 16,817,704            $ 15,585,791              $12,711,600
  Adjustments to reconcile net earnings to net
    cash flows from operating activities:
      Depreciation                                           10,310,344              10,427,268                8,214,192
      Loss (gain) on real estate investments                 (1,232,092)               (173,025)               3,825,418
      Extraordinary loss (gain)                                  16,500                 137,260               (3,748,095)
      Amortization of debt costs and discount                   608,016                 445,907                  446,454
      Amortization of capitalized leasing
      income                                                    227,039                 198,163                  166,019
                                                           ------------             -----------             ------------
                                                             26,747,511              26,621,364               21,615,588

      Changes in accrued assets and liabilities:
        Increase (decrease) in accrued
          interest on debentures                                 -                      (37,095)                 262,343
        Increase in accrued interest on senior
          notes                                                 931,250                  -                        -
        Increase in interest receivable,
          prepaid expenses and other
          assets                                               (839,832)             (1,187,639)                (592,782)
        Increase in accrued expenses and other
          liabilities                                           912,091                 550,357                1,226,582
                                                           ------------             -----------             ------------

      Net cash flows from operating activities               27,751,020              25,946,987               22,511,731
                                                           ------------             -----------             ------------
Cash flows from (used in) investing activities:
  Proceeds from sales of properties, net                      5,658,531               1,310,531                  562,070
  Additions to real estate investments, net -
      Acquisitions, expansions and renovations              (18,076,038)             (7,672,184)             (98,461,982)
      Improvements                                           (3,003,055)             (1,200,302)              (1,253,360)
  Collections of mortgage loans, net                            116,690                  52,933                  100,816
  Additions to mortgage loans                                    -                     (260,000)                  -
  Contributions to joint venture                               (355,832)                -                         -
                                                           ------------            ------------             ------------

      Net cash flows used in investing
      activities                                            (15,659,704)             (7,769,022)             (99,052,456)
                                                           ------------            ------------             ------------
Cash flows from (used in) financing activities:
  Cash dividends paid, net of dividends reinvested          (22,142,109)            (21,535,805)             (20,346,991)
  Cash in lieu of fractional shares on
  conversion of debentures                                       -                          (15)                  -
  Exercise of Incentive Stock Options, net                       18,463                  53,375                    3,141
  Issuance of 7.45% senior notes, net                        49,394,325                  -                        -
  Principal amortization of mortgage notes payable, net      (1,238,802)             (1,546,572)              (1,273,737)
  Repayment of mortgage notes payable, net                  (13,948,751)             (6,836,676)              (8,378,095)
  Increase (decrease) in bank indebtedness, net             (21,000,000)             10,000,000               26,000,000
  Extraordinary item -
    Gain (loss) on extinguishment of debt                       (16,500)               (137,260)               3,748,095
                                                           ------------            ------------             ------------
      Net cash flows used in financing
      activities                                             (8,933,374)            (20,002,953)                (247,587)
                                                           ------------            ------------             ------------
Net increase (decrease) in cash and cash
equivalents                                                   3,157,942              (1,824,988)             (76,788,312)

Cash and cash equivalents at beginning of year                   16,400               1,841,388               78,629,700
                                                           ------------            ------------             ------------

Cash and cash equivalents at end of year                   $  3,174,342            $     16,400             $  1,841,388
                                                           ============            ============             ============






             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         1996                  1995                     1994
                                                                         ----                  ----                     ----
Supplemental disclosures of cash flow information:

Cash paid during the year for interest related to:

    Mortgage notes payable                                           $ 7,868,231           $ 9,207,974             $  8,082,615

    Convertible subordinated debentures,
      including $94,225 capitalized in 1994                            6,198,065             6,247,157                6,033,906

    Senior notes, including $59,663
      capitalized in 1996                                              1,997,736                -                        -

    Indebtedness to banks, including $2,853
      capitalized in 1996 and $93,591
      capitalized in 1995                                              1,013,961             2,449,034                  153,941
                                                                     -----------           -----------             ------------
      Total cash paid during the year for
        interest                                                     $17,077,993           $17,904,165             $ 14,270,462
                                                                     ===========           ===========             ============

Supplemental schedule of noncash
investing and financing activities:

Acquisitions, expansions and renovations:

  Cost of acquisitions, expansions and
    renovations                                                      $18,106,755           $10,329,579             $114,677,940

  Additions to mortgage notes payable -
    Assumed, including interest premium at
      date of acquisition of $80,890 in 1995                              -                 (2,464,345)             (15,880,411)

  Issuance of common stock                                               (30,717)             (193,050)                (335,547)
                                                                     -----------           -----------             ------------
      Cash paid for acquisitions, expansions
        and renovations of real estate
        investments                                                  $18,076,038           $ 7,672,184             $ 98,461,982
                                                                     ===========           ===========             ============
Sales of Properties:

  Gross proceeds from sales of properties                            $10,458,531           $ 1,310,531             $    562,070
  Additions to mortgage loans                                         (4,800,000)               -                        -
                                                                     -----------           -----------             ------------
      Cash proceeds from sales of properties,
           net                                                       $ 5,658,531           $ 1,310,531             $    562,070
                                                                     ===========           ===========             ============
Conversion of debentures:

  Debentures converted                                               $    -                $ 1,345,000             $     -
  Associated unamortized debenture costs                                  -                    (49,713)                  -
  Equity issued on conversion                                             -                 (1,295,272)                  -
                                                                     -----------           -----------             ------------
      Cash paid in lieu of fractional shares                         $    -                $        15             $     -
                                                                     ===========           ===========             ============




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IRT PROPERTY COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 and 1994


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Consolidation-

                  The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company and VW Mall, Inc., and IRT Capital Corporation, its taxable subsidiary, (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

         Business -

                  IRT Property Company, founded in 1969, is a self-administered and self-managed equity real estate investment trust which invests primarily in neighborhood and community shopping centers which are located in the Southeastern United States and are anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores. No one retailer accounts for more than 6.5% of the Company's gross revenues.

                  In 1996, IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was formed under the laws of Georgia. This taxable subsidiary will have the ability to develop properties, buy and sell properties, provide equity to developers who are merchant builders and perform third-party management, leasing and brokerage. The Company holds 95% of the non-voting common stock and 5% of the voting common stock of IRTCC. The remaining voting common stock is currently held by two executive officers of the Company. IRTCC is included in the Company's consolidated financial statements but is taxed as a regular corporation and not as a REIT.

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

         Use of Estimates -

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

         Reclassification of Prior Year Amounts-

                  Certain items in the consolidated financial statements have been reclassified to conform with the 1996 presentation.

         Recent Accounting Pronouncements-

                Effective January 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. This standard had no effect on the Company's financial statements.

                  The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Effective January 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-based Compensation." FAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if FAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of FAS 123. See Note 14 for the required disclosures.

2.       PUBLIC OFFERINGS:

                  On March 26, 1996, the Company issued $50,000,000 of 7.45% senior notes due April 1, 2001. The senior notes were issued at a discount of $83,500 which will be amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled approximately $49,394,000. For more information regarding the senior notes, see Note 9.

                  See Note 19 for a description of issuances of common stock in January 1997.

3.       RENTAL PROPERTIES:

                  Rental properties are comprised of the following:

                                                      December 31,
                                          ---------------------------------
                                               1996                 1995
                                               ----                 ----
         Land covered by purchase-
           leaseback agreements           $    928,292         $    928,292

         Land related to buildings
           and improvements                 97,319,967           92,453,973

         Buildings & improvements          365,144,298          359,126,336
                                          ------------         ------------

                                          $463,392,557         $452,508,601
                                          ============         ============


                  Upon expiration of the leases for land covered by purchase-leaseback agreements, all improvements on the land will become the property of the Company.

                  On March 31, 1996, the Company sold Valley West Mall in Glendale, Arizona for a total sales price of $5,450,000. The Company received net cash proceeds from this sale of approximately $1,389,000 and took back a purchase-money mortgage of $3,800,000. The purchase-money mortgage, which matures April 1, 2001, bears interest at an annual rate of 9% and is payable in monthly installments of $30,576 with a balloon payment at maturity.

                  On June 26, 1996, the Company purchased 1.97 acres of land adjacent to its Lawrence Commons Shopping Center investment in Lawrenceburg, Tennessee for approximately $100,000 cash. The parcel of land was purchased to allow an expansion of the anchor tenant space by approximately 20,000 Square Feet. The Company has committed to reimburse the anchor tenant for the cost of the expansion, not to exceed $2,100,000, provided the expansion is completed prior to October 1, 1997. The anchor tenant's annual rent increased by 11% of the land cost from the date of purchase and will increase by 10.33% of the expansion costs upon funding.

                  On August 30, 1996, the Company acquired Salisbury Marketplace in Salisbury, North Carolina for $4,611,000 cash, consisting of the initial purchase price of $4,600,000 and $11,000 of acquisition costs.

                  On November 25, 1996, the Company acquired Alafaya Commons in Orlando, Florida for $10,250,000 cash, consisting of the initial purchase price of $10,200,000 and $50,000 of acquisition costs.

                  At December 31, 1996, land covered by two purchase-leaseback agreements having an aggregate cost of $677,792 is subordinate to first mortgage liens of $346,782 which are on both land and improvements but are not obligations of the Company. In addition, the lessees of these two properties have the option, subject to certain conditions, to repurchase the land. Such option prices are for amounts greater than the Company's carrying value of the related land.

                  Minimum base rentals on noncancellable operating leases for the Company's shopping center, industrial and land purchase-leaseback investments for the next five years and thereafter are as follows:

                           Year                               Amount
                           ----                               ------

                           1997                           $ 48,474,000
                           1998                             44,391,000
                           1999                             39,830,000
                           2000                             35,461,000
                           2001                             31,938,000
                           Thereafter                      240,338,000
                                                          ------------

                                                          $440,432,000
                                                          ============
4.       NET INVESTMENT IN DIRECT FINANCING LEASES:

                  On December 24, 1996, the Company sold two of the four retail facilities leased to Wal-Mart Stores, Inc. for a total sales price of $5,350,000. The Company received net cash proceeds from this sale of approximately $4,269,000 and took back purchase-money second mortgages totaling $1,000,000. The purchase-money second mortgages, which mature December 31, 1998, bear interest at an annual rate of 7%. Interest is payable monthly with the entire principal due at maturity.

                  As of December 31, 1996, two retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $332,850 plus percentage rentals of 1% of gross sales in excess of the tenant's actual sales for its fiscal year ended January 31, 1990. Rental income from these leases and the two facilities sold in December 1996, totaled $919,030 (including $43,789 of percentage rentals) in 1996, $1,175,284 (including $347,359 of percentage rentals) in 1995 and $1,120,161 (including $292,236 of percentage rentals) in 1994.

                  The Company acquired ten branch bank buildings in a 1984 merger. These facilities are leased to The Old Phoenix National Bank at a total annual rental of $313,049.

                  Of the total rental income on direct financing leases, $227,039, $198,163 and $166,019 were recorded as amortization of capitalized leasing income in 1996, 1995 and 1994, respectively.

                  The Company is to receive minimum lease payments of $645,899 per year during 1997 through 2001 and a total of $6,545,184 thereafter through the remaining lease terms. The estimated residual values of the leased properties included in net investment in direct financing leases totaled $292,290 and $644,872 as of December 31, 1996 and 1995,
         respectively.

5.       INVESTMENT IN JOINT VENTURE

                  IRTCC is a 50% owner of a joint venture which purchased a 1.31 acre parcel of land located in Savannah, Georgia, for development or sale.

6.       MORTGAGE LOANS:

                  The Company's investments in mortgage loans, all of which are secured by real estate investments, are summarized by type of loan at December 31, 1996 and 1995, as follows:

                                 1996                     1995
                        -----------------------   -----------------------
                         Number       Amount       Number       Amount
                        of Loans    Outstanding   of Loans    Outstanding
                        --------    -----------   --------    -----------
         First mortgage    3        $ 7,099,459      2         $3,358,578
         Mortgage
           participation   1             27,785      1             38,415
         Wrap-around
           mortgage        1          5,297,165      1          5,390,104
         Second mortgage   2          1,000,000      -             -
                          --        -----------     --         ----------

                           7         13,424,409      4          8,787,097

         Less-Interest
           discounts and
           negative
           goodwill        -           (241,889)     -           (287,887)
                          --        -----------     --         ----------

         Mortgage
           loans, net      7        $13,182,520      4         $8,499,210
                          ==        ===========     ==         ==========



                  During 1996, the Company took back a $3,800,000 purchase-money first mortgage on the sale of one shopping center investment and two purchase-money second mortgages totaling $1,000,000 on the sale of two net-leased retail facilities. See Notes 3 and 4 for additional information.

                  During April 1994, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan filed Chapter 11 bankruptcy. In December 1994, the Bankruptcy Court approved the plan of reorganization which amended the loan effective December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively. Additional interest at an annual rate of 1% continues to accrue through the remainder of the term. In addition, during 1995, the Company funded additional principal of $260,000 under this mortgage for capital improvements. The terms of the restructured debt call for total proceeds over the remaining term of the mortgage in excess of the carrying value of the indebtedness at the time of the restructuring. Therefore, no loss has been recorded related to the restructuring in accordance with SFAS No. 15.

                  Annual principal payments applicable to mortgage loan investments in the next five years and thereafter are as follows:

                           Year                             Amount
                           ----                             ------

                           1997                         $   120,992
                           1998                           4,269,853
                           1999                             121,371
                           2000                             137,630
                           2001                           8,460,589
                           Thereafter                        72,085
                                                        -----------

                                                        $13,182,520
                                                        ===========

                  Based on current rates at which similar loans would be made, the estimated fair value of mortgage loans was approximately $13,698,000 and $9,079,000 at December 31, 1996 and 1995, respectively.

7.       MORTGAGE NOTES PAYABLE:

                  Mortgage notes payable are collateralized by various real estate investments having a net carrying value of approximately $113,791,000 as of December 31, 1996. These notes have stated interest rates ranging from 7.6% to 11.0% and are due in monthly installments with maturity dates ranging from 1997 to 2013.

                  During 1996, the Company (a) repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%, (b) repaid at maturity a $1,052,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) prepaid a $2,727,000 mortgage bearing interest at 9.375%, resulting in a $16,500 loss on extinguishment of debt, (d) prepaid a $57,000 mortgage bearing interest at 8.50%; and (e) repaid at maturity a $3,850,000 mortgage bearing interest at 9.50%.

                  Principal amortization and balloon payments applicable to mortgage notes payable in the next five years and thereafter are as follows:

                                                     BALLOON
                  YEAR             AMORTIZATION      PAYMENTS         TOTAL
                  ----             ------------      --------         -----

                  1997             $ 1,056,875     $34,676,185    $35,733,060
                  1998                 881,160       2,385,917      3,267,077
                  1999                 958,888          -             958,888
                  2000                 695,988      12,079,779     12,775,767
                  2001                 810,483          -             810,483
                  Thereafter         9,846,276      20,609,077     30,455,353
                                   -----------     -----------    -----------

                                   $14,249,670     $69,750,958    $84,000,628
                                   ===========     ===========    ===========

                  Based on the borrowing rates currently available to the Company for mortgages with similar terms and maturities, the estimated fair value of mortgage notes payable was approximately $85,213,000 and $99,417,000 at December 31, 1996 and 1995, respectively.

8.       CONVERTIBLE SUBORDINATED DEBENTURES:

                  Effective August 31, 1993, the Company issued $86,250,000 of 7.3% convertible subordinated debentures due August 15, 2003, $84,905,000 of which is outstanding as of December 31, 1996. Interest on the debentures is payable semi-annually on February 15 and August
         15. The debentures are convertible at any time prior to maturity into common stock of the Company at $11.25 per share, subject to adjustment in certain events. The Company has the option to redeem the debentures at par at any time after August 15, 1996.

                  In March 1995, $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share. Based upon the $11.25 conversion price, 7,547,111 authorized but unissued common shares have been reserved for possible issuance if the $84,905,000 debentures outstanding at December 31, 1996 are converted.

                  Costs associated with the issuance of the debentures were approximately $3,701,000 and are being amortized over the life of the debentures.

                  Based on the closing market price at year end, the estimated fair value of the 7.3% debentures was approximately $84,905,000 and $80,660,000 at December 31, 1996 and 1995, respectively. See Note 19 for a description of the Company's repurchase and cancellation of $54,799,000 of these debentures in January 1997.

9.       SENIOR NOTES:

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

10.      INDEBTEDNESS TO BANKS:

                  On December 15, 1995, the Company terminated its $50,000,000 secured revolving term loan and obtained a $100,000,000 unsecured revolving term loan maturing January 4, 1999. Not later than June 30th of each year commencing June 30, 1996, the Company may request to extend the maturity date for an additional twelve-month period beyond the existing maturity date. In accordance with the terms of the agreement, during 1996 the Company extended the maturity date for an additional twelve-month period to January 4, 2000.

                  The interest rate is, at the option of the Company, either a) prime, fluctuating daily, or b) the adjusted London Interbank Offered Rates ("LIBOR"), plus the "Applicable Margin" ranging from 1.3% to 1.5% based upon the rating of the senior unsecured long-term debt obligations of the Company. LIBOR borrowings may be set for periods of one, two, three, six or twelve months at the option of the Company. The Applicable Margin based on the Company's current rating is 1.5%.

                  Prepayments may be made on prime rate and LIBOR advances provided that the Company will reimburse the lenders for any loss or out-of-pocket expense incurred in connection with any

         LIBOR prepayment. The Company pays a fee of 0.25% per annum of the aggregate unused portion of the commitment.

                  The loan agreement contains restrictive covenants pertaining to net worth, the ratio of debt to equity, interest coverage, debt service coverage, net operating losses, and the ratio of total liabilities to total assets. The Company has agreed not to encumber certain properties ("Negative Pledge Properties"). The commitment may fluctuate up to a maximum of $100,000,000 based on 65% of the value of the Negative Pledge Properties and as of December 31, 1996, the Company may borrow the maximum commitment amount.

                  The previous $50,000,000 revolving term loan which was terminated in December 1995 bore interest at either prime or 1.25% over LIBOR and was secured.

                  The following data is presented with respect to the revolving term loan agreements in 1996 and 1995:

                                                      1996          1995
                                                      ----          ----

                  Unused at year-end              $85,000,000   $64,000,000

                  Average borrowing for
                    the period                     11,750,000    33,507,000

                  Maximum amount outstanding
                    during the period              48,000,000    36,000,000

                  Average interest rate for
                    the period                        7.04%         7.63%

                  Interest rate at
                    year-end                          7.06%         7.44%


                  The Company incurred commitment fees of approximately $221,000 and $21,000 for the years ended December 31, 1996 and 1995, respectively, based on the aggregate unused portion of the commitment. The Company's revolving term loan commitment increased to $100,000,000 from $50,000,000 in December, 1995.

11.      DEFERRED INCOME TAXES, GAIN ON SALES AND VALUATION LOSS:

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

                  The purchase-money financing on this sale commenced principal amortization in 1987 based on a 25-year amortization period, with a balloon payment in 2001. The Company had a deferred tax liability related to this sale of $1,055,000 and $1,068,000 at December 31, 1996 and 1995, respectively. Should the Company elect to distribute the taxable installment gain recognized in future years to its shareholders as capital gain distributions, the reversal of this previously recorded tax liability would be reflected in income for financial reporting purposes in the periods in which the distributions are elected.

                  During 1996, the Company sold one shopping center investment and two net leased facilities for gains totaling approximately $1,232,000. During 1995, the Company sold three shopping center investments and two parcels of land for gains totaling approximately $160,000. In addition, the Company recorded gains of approximately $2,000 on the condemnation of 2,814 square feet of land at two of the Company's shopping center investments. During 1994, the Company sold two parcels of land for gains totaling approximately $257,000.

                  In 1994, the Company recorded approximately $4,125,000 of reductions in the carrying values of certain investments, primarily Valley West Mall due to permanent impairments in the values of the investments. In addition, in December 1992 the Company recorded a $3,565,000 reduction in the carrying value of Valley West Mall. These adjustments to carrying value were a result of the Company's quarterly evaluations of its individual investments based on current and forecasted net operating income of the investment, competition resulting from new properties in the market place and other changes in the local economy. For tax purposes, these losses were not recognized until the investment was sold in March 1996 at a cost approximating book value for financial reporting purposes.

12.      EXTRAORDINARY ITEM:

                  During 1996, the Company prepaid a $2,727,000 mortgage and recognized an extraordinary loss of $16,500 on the early extinguishment of debt.

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


13.      CASH DISTRIBUTIONS AND DIVIDEND REINVESTMENT PLAN:

                  The taxability of per share distributions paid to shareholders during the years ended December 31, 1996, 1995 and 1994 was as follows:

                                       1996         1995        1994
                                       ----         ----        ----

                  Ordinary income      $ .47        $.635       $ .72
                  Capital gains          -             -          .04
                  Return of capital      .43         .250         .08
                                       -----        -----       -----

                                       $. 90        $.885       $ .84
                                       =====        =====       =====

                  In addition, the 5% discount received upon purchase of shares under the Dividend Reinvestment Plan is taxable as ordinary income to the participant.

                  In 1984, the Company implemented a Dividend Reinvestment Plan (the "Plan") under which shareholders of the Company may elect to reinvest all or a portion of their dividends in the purchase of newly issued shares of the Company. The price of shares so purchased is 95% of the average high and low sales prices of the Company's common stock on the applicable dividend payment date. During 1996, 1995 and 1994, shares issued under the Plan totaled 112,561, 121,831 and 99,477, respectively, and dividends totaling $1,024,295, $1,107,261 and $937,750, respectively, were reinvested to purchase these shares.

14.      STOCK OPTIONS:

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

                  The 1989 Plan includes provisions for a) the granting of both Incentive Stock Options ("ISOs") (as defined in Section 422A of the Internal Revenue Code) and nonqualified options to officers and employees and b) the automatic granting of nonqualified options for 1,250 shares to each non-employee director upon the election and each annual re-election of each non-employee director. Under the terms of the 1989 Plan, the option price shall be no less than the fair market value of the optioned shares at the date of grant. The options are automatically vested and expire after ten years.

                  The Company accounts for these plans under APB 25, under which no compensation cost has been recognized.

                  Had compensation cost for these plans been determined consistent with FAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                   1996            1995
                                                   ----            ----

                  Net Earnings:  As Reported    $16,817,704    $15,585,792
                                 Pro Forma      $16,749,336    $15,430,583


                  EPS:           As Reported       $0.65          $0.61
                                 Pro Forma         $0.65          $0.60

                  Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  The weighted average fair value of options granted is $0.72 and $1.13 for 1996 and 1995, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 5.38% and 7.87% for qualified employee options, 6.66% and 6.02% for director options and 6.12% for non-qualified employee options granted in 1995; expected dividend yields of 9.62% and 8.30% for qualified employee options, 9.47% and 8.62% for director options and 8.94% for non-qualified employee options granted in 1995; expected lives of 5 years; expected volatility of 23%.

                  Details of the stock option activity during 1996, 1995 and 1994 are as follows:

                                     Number of Shares
                                     ----------------        Option Price
                                   Employees   Directors       Per Share
                                   ---------   ---------       ---------
         Options outstanding,
           December 31, 1993         181,215       40,000    $7.63-$15.10
         Granted, 1994                66,000         -         $10.75
         Granted, 1994                  -           7,500      $10.63
         Exercised, 1994              (6,210)        -       $7.63-$10.24
         Expired unexercised,
           1994                      (16,350)        -       $9.25-$15.10
                                     -------       ------
         Options outstanding,
           December 31, 1994         224,655       47,500    $7.63-$15.10

         Granted, 1995                80,500         -         $10.13
         Granted, 1995                  -           7,500      $ 9.75
         Granted, 1995                50,000         -         $ 9.63
         Exercised, 1995              (7,000)        -         $ 7.63
         Expired unexercised,
           1995                      (12,000)        -       $10.13-$12.00
                                     -------       ------
         Options outstanding,
           December 31, 1995         336,155       55,000    $7.63-$15.10

         Granted, 1996                89,000         -         $ 9.25
         Granted, 1996                  -           6,250      $ 9.75
         Exercised, 1996              (2,400)        -       $7.63-$9.25
         Expired unexercised,
           1996                      (25,562)        -       $9.25-$14.90
                                     -------       ------
         Options outstanding,
           December 31, 1996         397,193       61,250    $7.63-$15.10
                                     =======       ======


                  There are currently ISOs outstanding on 437,193 shares (including 39,375 shares granted under the Prior Plan), non-qualified options outstanding on 111,250 shares, and 502,300 unoptioned shares remaining in the 1989 Plan after the granting of ISOs for 90,000 additional shares at $11.375 per share on January 2, 1997.

15.      EMPLOYEE RETIREMENT BENEFITS:

                  Effective June 30, 1990, the Board of Directors terminated a defined contribution pension plan which had been adopted in 1980 and implemented a program of year-end cash payments to certain employees of the Company ("Cash in Lieu of Pension"). The Cash in Lieu of Pension program was terminated upon the adoption of the Company's 401(k) Plan effective August 1, 1996.

                  Under the Cash in Lieu of Pension, participants received a year-end cash payment from the Company, the amount of which was based upon each participant's length of service with the Company. Each participant who had been employed by the Company for more than five years received a year-end cash payment equal to 12% of his or her salary. Each participant with less than five years received year-end cash payments in graduated amounts designed to produce a cumulative 12% payment after completion of five years of service. Amounts accrued through July 31, 1996 for participants having less than five years of service will be paid by the Company in the future as years of service are completed. The Company accrued approximately $179,000, $200,000 and $168,000 under this program in 1996, 1995 and 1994, respectively.

                  Under the Company's 401(k) Plan, employees who have completed one year of service and are at least 18 years of age are eligible for participation in the plan. Employees may elect to make contributions to the plan, and the Company matches 100% of such contributions up to 6% of the individual participant's compensation, based on the length of service. The Company contributed approximately $56,000 to the 401(k) Plan for the period August 1 through December 31, 1996.

                  Certain employees whose time in service with the Company was significantly greater than that of the remaining employees were provided with employment contracts during 1980. These employment contracts call for annual payments to each of these employees equal to 12% of the employee's salary in the event the Company's pension plan is terminated and deferred compensation amounts to be paid at retirement. The Company accrued approximately $23,000 for these contracts in each of 1996, 1995 and 1994.

                  The Company currently has no postretirement or postemployment benefits, and therefore Statements of Financial Accounting Standards Nos. 106 and 112 have no effect on the Company.

16.      TRANSACTIONS WITH RELATED PARTIES:

                  The holdback shares and dividend equivalents related thereto on the Sofran Centers were issued or paid to entities which were directly or indirectly owned or controlled by Norman Zavalkoff, a director of the Company from August 14, 1992 to January 27, 1994, and nine other investors. (See Note 17).

17.      COMMITMENTS AND CONTINGENCIES:

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

                  The shares issued represented additional cost of acquisition for financial reporting purposes. In addition, during the holdback periods, the sellers were entitled to amounts equivalent to dividends on the holdback shares until such time as their right to receive such holdback shares was extinguished. The Company paid dividend equivalents of $41,637 during 1994 to the sellers of the Sofran Centers. Also, the Company paid dividend equivalents of $12,100 and

         $45,700 during 1995 and 1994, respectively, to the sellers of the Dreyfus Centers. These payments were considered part of the cost of acquisition on the respective payment dates.

                  Additionally, the seller of one of the Dreyfus Centers pledged 115,343 of its IRT Property Company shares to the Company as collateral for a guarantee of rents payable by one of the anchor tenants which had filed bankruptcy. For the period December 23, 1992 through December 31, 1996, 58,066 shares held as collateral were released to the seller and 12,140 shares were retired, leaving a balance of 45,137 shares.

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

                  See Note 3 for a description of the Company's commitment to fund the expansion of the anchor tenant's space at Lawrence Commons Shopping Center.

                  The Company has entered into contracts to purchase two shopping center investments for an aggregate sales price of approximately $16.7 million. One center is scheduled to close in February 1997 for approximately $9.9 million. The other center is scheduled to close in April 1997 subject to obtaining a set-back variance with respect to the center under contract and an adjoining property.

18.      ENVIRONMENTAL INVESTIGATIONS:

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

                  The Company has begun removing free phase liquids from the well on the property. In addition, the Company has submitted to DEHNR a Corrective Action Plan ("CAP") and schedule to address petroleum-impacted soil and groundwater at the site. Soil excavation work has been completed, and the Company plans to address petroleum-impacted groundwater in due course. According to the CAP, the estimated remaining cost for site remediation ranges from $129,000 to $193,000 over a period of 3 to 6 years. Although the Company believes that certain of the costs of Corrective Action are reimbursable under the North Carolina Commercial Leaking Petroleum Underground Storage Tank Cleanup Fund, the Company accrued $129,000 in 1995 based on these estimates. The CAP may be revised, and the estimated costs may change, but based on the information presently available, the Company believes any additional costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

                  During 1996, the Company discovered that additional releases of petroleum products had occurred at and around a garage facility previously operated by a former trucking company tenant. An investigation is being conducted by the Company in order to determine the extent of the related contamination, and Company management is negotiating with the former tenant to obtain a contribution to potential clean-up costs. The Company does not believe the cost of addressing these additional releases will have a material adverse effect on the Company's results of operations, financial position or liquidity.

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

19.      SUBSEQUENT EVENTS

                  On January 14 and 22, 1997, the Company completed the offering of 4,653,747 shares of its common stock at $11.25 per share. The net proceeds from the offering totaled approximately $49,500,000.

                  On January 17, 1997, the Company completed the repurchase of $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003 in a private transaction with a single debenture holder. The debentures were repurchased by the Company at par plus accrued interest. The seller had informed the Company that the seller had both $54,799,000 par value of the debentures and a short position of 1,500,000 shares in the Company's common stock. The consideration paid by the Company was comprised of 1,500,000 shares of common stock, valued for purposes of the exchange at $11.05 per share, and cash in the amount of $39,913,000, for a total consideration of $56,488,000, which included $1,689,000 of accrued interest. The repurchase of the debentures was transacted on January 17, 1997, pursuant to a Purchase and Standstill Agreement under which the seller agreed to eliminate its short position in Company common stock, after which the seller did not own any Company securities. The seller further agreed not to take any position with respect to any Company securities or to attempt to influence Company policies or management in the future. The debentures repurchased were canceled by the Company, and based upon the $11.25 conversion price, 2,676,089 authorized but unissued common shares have been reserved for possible issuance if the remaining $30,106,000 debentures outstanding at January 30, 1997 are converted. Additional paid-in-capital was reduced by approximately $1,553,000 of unamortized issuance costs associated with the debentures repurchased and canceled.

20.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995.


                                                                                   1996
                                                    ---------------------------------------------------------------------
                                                      First             Second              Third               Fourth
                                                      Quarter           Quarter             Quarter             Quarter
                                                      -------           -------             -------             -------
Revenues                                            $14,863,553       $15,030,256         $15,146,092         $15,193,521
                                                    ===========       ===========         ===========         ===========
Earnings before gain (loss) on real
  estate investments and extraordinary
  item                                              $ 3,902,526       $ 3,987,558         $ 4,095,170         $ 3,616,858

Gain (loss) on real estate investments                  207,496           (12,874)             -                1,037,470
                                                    -----------       -----------         -----------         -----------
     Earnings before extraordinary
      item                                            4,110,022         3,974,684           4,095,170           4,654,328
Extraordinary item                                       -                (16,500)             -                   -
                                                    -----------       -----------         -----------         -----------

     Net earnings                                   $ 4,110,022       $ 3,958,184         $ 4,095,170         $ 4,654,328
                                                    ===========       ===========         ===========         ===========

Per Share:
  Earnings before extraordinary
    item                                            $       .16       $       .15         $       .16         $       .18
  Extraordinary item                                         -                 -                   -                    -
                                                    -----------       -----------         -----------         -----------

     Net earnings                                   $       .16       $       .15         $       .16         $       .18
                                                    ===========       ===========         ===========         ===========


                                                                                   1995
                                                    ---------------------------------------------------------------------
                                                      First             Second              Third               Fourth
                                                      Quarter           Quarter             Quarter             Quarter
                                                      -------           -------             -------             -------
Revenues                                            $15,280,307       $14,837,565         $14,986,831         $15,091,544
                                                    ===========       ===========         ===========         ===========
Earnings before gain (loss) on real
  estate investments and extraordinary
  item                                              $ 4,196,221       $ 3,890,861         $ 3,910,440         $ 3,552,504

Gain (loss) on real estate investments                  (16,673)          (58,084)             -                  247,782
                                                    -----------       -----------         -----------         -----------
     Earnings before extraordinary
      item                                            4,179,548         3,832,777           3,910,440           3,800,286
Extraordinary item                                       -                 -                   -                 (137,260)
                                                    -----------       -----------         -----------         -----------

     Net earnings                                   $ 4,179,548       $ 3,832,777         $ 3,910,440         $ 3,663,026
                                                    ===========       ===========         ===========         ===========
Per Share:
  Earnings before extraordinary
    item                                            $       .16       $ .      15         $       .15         $       .14
  Extraordinary item                                     -                 -                   -                   -
                                                    -----------       -----------         -----------         -----------

     Net earnings                                   $       .16       $       .15         $       .15         $       .14
                                                    ===========       ===========         ===========         ===========

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                                   Estimated
                                                        Costs       Gross Amount    Accumulated    Useful
                                        Initial      Capitalized      at Which      Depreciation   Life of
                                        Cost to     Subsequent to     Carried at      at Close    Buildings    Date        Year
      Description      Encumbrances     Company      Acquisition    Close of Year     of Year      (Years)   Acquired    Completed
      -----------      ------------     -------      -----------    -------------     -------      -------   --------    ---------
Abbeville Plaza
  Abbeville, SC
    Land                   $     -    $   48,066     $   -          $   48,066      $   -            30    April, 1986     1970
    Buildings                            458,062        32,941         491,003        208,370

Alafaya Commons
  Orlando, FL
    Land                         -     5,525,976         -           5,525,976          -            40   November, 1996   1987
    Buildings                          4,723,994         -           4,723,994          9,842

Ambassador Row
  Lafayette, LA
    Land                         -     2,451,860         -           2,451,860          -            40   December, 1994   1980 &
    Buildings                          7,244,580       213,313       7,457,893        377,652                               1991

Ambassador Row Courtyard
  Lafayette, LA
    Land                         -     2,899,438         -           2,899,438          -            40   December, 1994   1986 &
    Buildings                          8,698,313        73,469       8,771,782        439,841                               1991

Asheville Plaza
  Asheville, NC
    Land                         -        52,710        15,000          67,710          -            30    April, 1986     1967
    Buildings                            335,717         1,860         337,577        121,764

Bluebonnet Village
  Baton Rouge, LA
    Land                         -     2,540,594         -           2,540,594          -            40   December, 1994   1983
    Buildings                          5,509,995        34,614       5,544,609        284,138

The Boulevard
  Lafayette, LA
    Land                         -       948,334         -             948,334          -            40   December, 1994   1976 &
    Buildings                          2,845,003        24,934       2,869,937        144,854                               1994

Carolina Place
  Hartsville, SC
    Land                         -       345,000         -             345,000          -            40     May, 1989      1989
    Buildings                          2,006,494         -           2,006,494        378,720

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                                    Estimated
                                                        Costs          Gross Amount   Accumulated    Useful
                                          Initial      Capitalized      at Which      Depreciation   Life of
                                          Cost to     Subsequent to     Carried at      at Close    Buildings    Date        Year
      Description      Encumbrances       Company      Acquisition    Close of Year     of Year      (Years)   Acquired    Completed
      -----------      ------------       -------      -----------    -------------     -------      -------   --------    ---------

Centre Pointe Plaza
  Smithfield, NC
    Land                $     -        $   983,612     $   12,583     $   996,195     $    -           40   December, 1992   1989 &
    Buildings                            8,002,885        146,922       8,149,807        824,494                              1993

Chadwick Square
  Hendersonville, NC
    Land                      -            276,778          -             276,778          -           40   January, 1992    1985
    Buildings                            1,179,949          -           1,179,949        145,022

Chelsea Place
  New Port Richey, FL
    Land                      -          1,387,517          -           1,387,517          -           40     July, 1993     1992
    Buildings                            5,550,068          5,000       5,555,068        479,865

Chester Plaza
  Chester, SC
    Land                      -             68,649        143,504         212,153          -           30   April, 1986 &    1967 &
    Buildings                              414,117      1,573,701       1,987,818        507,542            February, 1992    1992

Chestnut Square
  Brevard, NC
    Land                      -            295,984          -             295,984          -           40   January, 1992    1985
    Buildings                            1,113,464         22,659       1,136,123        141,532

Colony Square
  Fitzgerald, GA
    Land                      -            272,833          -             272,833          -           40   February, 1988   1987
    Buildings                            2,455,826        207,771       2,663,597        679,407

Commerce Crossing
  Commerce, GA
    Land                      -            379,648            889         380,537          -           40   December, 1992   1988
    Buildings                            4,089,737         26,069       4,115,806        412,722

Country Club Plaza
  Slidell, LA
    Land                      -          1,068,686                      1,068,686          -           40   January, 1995    1982
    Buildings                            3,010,039        122,071       3,132,110        151,538

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                                 Estimated
                                                        Costs       Gross Amount   Accumulated    Useful
                                        Initial      Capitalized      at Which     Depreciation   Life of
                                        Cost to     Subsequent to     Carried at     at Close    Buildings    Date         Year
      Description      Encumbrances     Company      Acquisition    Close of Year    of Year      (Years)   Acquired     Completed
      -----------      ------------     -------      -----------    -------------    -------      -------   --------     ---------
Countryside Shops
  Cooper City, FL
    Land                 $    -       $  5,675,614    $   -       $  5,675,614      $   -           40     June, 1994    1986, 1988
    Buildings                           10,954,065       99,305     11,053,370        698,392                              & 1991

The Crossing
  Slidell, LA
    Land                      -          1,282,036        -          1,282,036          -           40   December, 1994  1988 &
    Buildings                            3,213,616       89,850      3,303,466        175,563                             1993

Delchamps Plaza
  Pascagoula, MS
    Land                  3,185,364        359,000        -            359,000          -           40    April, 1988    1987
    Buildings                            4,130,247       25,986      4,156,233        912,720

Douglas Commons
  Douglasville, GA
    Land                      -          2,543,385        2,951      2,546,336          -           40    August, 1992   1988
    Buildings                            5,958,475      104,280      6,062,755        692,805

Eden Centre
  Eden, NC
    Land                      -            625,901        -           625,901           -           40   November, 1994  1991
    Buildings                            2,901,316        -         2,901,316         157,154

Elmwood Oaks
  Harahan, LA
    Land                  7,500,000      4,558,654        -          4,558,654          -           40   January, 1992   1989
    Buildings                            6,560,014       60,537      6,620,551        814,441

First Street Station
  Albemarle, NC
    Land                      -            202,578        -            202,578          -           40    August, 1994   1989
    Buildings                            2,832,092       13,398      2,845,490        166,387

Forest Hills Centre
  Wilson, NC
    Land                      -            869,981       (9,160)       860,821          -           40    August, 1990   1990 &
    Buildings                            4,120,606      552,594      4,673,200        650,956                             1995

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                                         Estimated
                                                        Costs       Gross Amount   Accumulated    Useful
                                        Initial      Capitalized      at Which     Depreciation   Life of
                                        Cost to     Subsequent to     Carried at     at Close    Buildings     Date         Year
      Description      Encumbrances     Company      Acquisition    Close of Year    of Year      (Years)    Acquired     Completed
      -----------      ------------     -------      -----------    -------------    -------      -------    --------     ---------
Forrest Gallery
  Tullahoma, TN
    Land                 $     -   $    2,137,692     $   10,639    $  2,148,331  $    -            40     December, 1992    1987
    Buildings                           9,977,044        281,743      10,258,787   1,063,158

Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                       -          787,583          -             787,583       -            30      July, 1986       1986
    Buildings                           1,860,360         28,774       1,889,134     655,894

The Galleria
  Wrightsville Beach, NC
    Land                       -        1,069,672          -           1,069,672       -            40    August, 1986 &     1986,
    Buildings                           6,138,818      1,261,378       7,400,196   1,540,929              December, 1987    1990 &
                                                                                                                             1996
Gulf Gate Plaza
  Naples, FL
    Land                       -          277,562          -             277,562       -            28      June, 1979      1969 &
    Buildings                           1,857,532      2,227,650       4,085,182   2,526,384                                 1974

Harris Teeter
  Lexington, VA
    Land                       -          312,105          -             312,105       -            30     June, 1988 &     1981 &
    Buildings                           1,638,552        650,000       2,288,552     638,780                June, 1989       1989

Heritage Walk
  Milledgeville, GA
    Land                       -          810,292          -             810,292       -            40      June, 1993      1991 &
    Buildings                           7,944,260          3,200       7,947,460     710,661                                 1992

Hoffner Plaza
  Orlando, FL
    Land                       -          185,293          -             185,293       -            28      June, 1979       1972
    Buildings                             476,469        485,171         961,640     752,037

Lancaster Plaza
  Lancaster, SC
    Land                       -          120,790          -             120,790       -            30     April, 1986       1971
    Buildings                             743,852        512,817       1,256,669     440,428

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                              Estimated
                                                      Costs       Gross Amount   Accumulated    Useful
                                        Initial    Capitalized      at Which     Depreciation   Life of
                                        Cost to   Subsequent to     Carried at     at Close    Buildings     Date         Year
      Description        Encumbrances   Company    Acquisition    Close of Year    of Year      (Years)    Acquired     Completed
      -----------        ------------   -------    -----------    -------------    -------      -------    --------     ---------
Lancaster Shopping Center
  Lancaster, SC
    Land                   $    -     $   338,355  $    -          $   338,355    $    -          30     August, 1986 &    1963 &
    Buildings                           1,227,552      29,760        1,257,312       393,823             December, 1987     1987

Lawrence Commons
  Lawrenceburg, TN
    Land                        -         815,653         829          816,482         -          40      August, 1992     1987
    Buildings                           2,728,692      31,056        2,759,748       304,620

Litchfield Landing
  North Litchfield, SC
    Land                        -         475,000       -              475,000         -          40      August, 1986     1984
    Buildings                           2,118,429      39,256        2,157,685       573,872

Macland Pointe
  Marietta, GA
    Land                    3,766,276   1,252,098       -            1,252,098         -          40     January, 1993     1992 &
    Buildings                           4,317,234     544,073        4,861,307       478,659                                1993

Masonova Plaza
  Daytona Beach, FL
    Land                        -         296,643       -              296,643         -          16       June, 1979      1969
    Buildings                           1,680,977   1,067,932        2,748,909     2,419,026

Millervillage Shopping Center
  Baton Rouge, LA
    Land                        -       1,926,535       -            1,926,535         -          40     December, 1994    1983 &
    Buildings                           5,661,992      55,537        5,717,529       293,501                                1992

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                        -       3,704,368       6,757        3,711,125         -          40      August, 1992     1987
    Buildings                           6,400,556     322,552        6,723,108       774,799

North River Village
  Ellenton, FL
    Land                        -       2,949,031       -            2,949,031         -          40     December, 1992 &  1988 &
    Buildings                           7,161,093      96,271        7,257,364       624,326              December, 1993    1993

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                                 Estimated
                                                        Costs       Gross Amount   Accumulated    Useful
                                          Initial    Capitalized      at Which     Depreciation   Life of
                                          Cost to   Subsequent to     Carried at     at Close    Buildings     Date         Year
      Description        Encumbrances     Company    Acquisition    Close of Year    of Year      (Years)    Acquired     Completed
      -----------        ------------     -------    -----------    -------------    -------      -------    --------     ---------
North Village Center
  North Myrtle Beach, SC
    Land                  $ 2,657,308   $   483,400   $    -         $   483,400   $    -           37       August, 1986    1984
    Buildings                             2,785,154       10,479       2,795,633      683,611

Old Kings Commons
  Palm Coast, FL
    Land                        -         1,491,458        -           1,491,458        -           40        May, 1988      1988
    Buildings                             4,474,372      148,613       4,622,985    1,038,066

Palm Gardens
  Largo, FL
    Land                        -            98,279        -              98,279        -           26       June, 1979      1970 &
    Buildings                               657,716    1,274,417       1,932,133      894,394                                 1993

Parkmore Plaza
  Milton, FL
    Land                        -         1,799,419        8,141       1,807,560        -           40     December, 1992    1986 &
    Buildings                             6,454,261       98,795       6,553,056      657,781                                 1992

Paulding Commons
  Dallas, GA
    Land                    8,641,795     2,312,372        2,687       2,315,059        -           40      August, 1992     1991
    Buildings                            10,606,781       71,903      10,678,684    1,177,958

Pensacola Plaza
  Pensacola, FL
    Land                        -           130,688        -             130,688        -           30       July, 1986      1985
    Buildings                             2,392,249      121,641       2,513,890      913,643

Pinhook Plaza
  Lafayette, LA
    Land                    7,242,086     2,768,151        -           2,768,151        -           40     December, 1994    1979 &
    Buildings                             8,304,453       19,500       8,323,953      424,137                                 1992

Plaza Acadienne
  Eunice, LA
    Land                    2,312,707         -            -               -            -           40     December, 1994    1980
    Buildings                             2,917,925       45,324       2,963,249      149,846

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                                Estimated
                                                        Costs       Gross Amount   Accumulated    Useful
                                          Initial    Capitalized      at Which     Depreciation   Life of
                                          Cost to   Subsequent to     Carried at     at Close    Buildings     Date         Year
      Description        Encumbrances     Company    Acquisition    Close of Year    of Year      (Years)    Acquired     Completed
      -----------        ------------     -------    -----------    -------------    -------      -------    --------     ---------
Plaza North
  Hendersonville, NC
    Land                   $    -       $   657,797   $      121      $  657,918   $    -           40      August, 1992    1986
    Buildings                             1,795,992        6,185       1,802,177      199,576

Providence Square
  Charlotte, NC
    Land                        -           450,000          300         450,300        -           35     December, 1971   1973
    Buildings                             1,895,606    2,154,565       4,050,171    2,520,850

Riverview Shopping Center
  Durham, NC
    Land                        -           400,000          322         400,322        -           35      March, 1972    1973 &
    Buildings                             1,822,918    4,150,306       5,973,224    1,936,570                               1994

Salisbury Marketplace
  Salisbury, NC
    Land                        -           733,599        -             733,599        -           40      August, 1996    1987
    Buildings                             3,877,552        -           3,877,552       32,312

Scottsville Square
  Bowling Green, KY
    Land                        -           653,010          765         653,775        -           40      August, 1992    1986
    Buildings                             1,782,340        2,088       1,784,428      196,927

Seven Hills
  Spring Hill, FL
    Land                    3,800,000     1,903,090        -           1,903,090        -           40       July, 1993     1991
    Buildings                             2,976,628       34,502       3,011,130      262,767

Shelby Plaza
  Shelby, NC
    Land                        -             -            -               -            -           30      April, 1986     1972
    Buildings                               937,483      240,328       1,177,811      468,090

Sherwood South
  Baton Rouge, LA
    Land                        -           496,174        -             496,174        -           40    December, 1994  1972, 1988
    Buildings                             1,488,521       50,568       1,539,089       75,840                               & 1992

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

                                                                                                 Estimated
                                                        Costs       Gross Amount   Accumulated    Useful
                                          Initial    Capitalized      at Which     Depreciation   Life of
                                          Cost to   Subsequent to     Carried at     at Close    Buildings     Date         Year
      Description        Encumbrances     Company    Acquisition    Close of Year    of Year      (Years)    Acquired     Completed
      -----------        ------------     -------    -----------    -------------    -------      -------    --------     ---------
Siegen Village
  Baton Rouge, LA
    Land                $     -        $ 2,375,168    $ (325,000)     $ 2,050,168  $    -           40    December, 1994    1988 &
    Buildings                            6,513,078        61,620        6,574,698     219,372                                1996

Smyrna Village
  Smyrna, TN
    Land                  4,128,857        968,358        20,601          988,959       -           40      August, 1992     1992
    Buildings                            4,743,708       118,114        4,861,822     532,766

Smyth Valley Crossing
  Marion, VA
    Land                        -        1,693,137         6,523        1,699,660       -           40     December, 1992    1989
    Buildings                            5,231,283       119,674        5,350,957     559,993

South Beach Regional
  Jacksonville Beach, FL
    Land                 15,148,573      3,972,815        19,710        3,992,525       -           40      August, 1992    1990 &
    Buildings                           17,115,106       782,016       17,897,122   2,039,954                                1991

Spalding Village
  Griffin, GA
    Land                 11,376,691      2,813,854         3,281        2,817,135       -           40      August, 1992     1989
    Buildings                           12,470,446       137,515       12,607,961   1,396,613

Stadium Plaza
  Phenix City, AL
    Land                        -        1,828,942         2,130        1,831,072       -           40      August, 1992     1988
    Buildings                            2,614,155        18,096        2,632,251     294,449

Stanley Market Place
  Stanley, NC
    Land                        -          198,103         -              198,103       -           35     January, 1992    1980 &
    Buildings                            1,602,832         -            1,602,832     197,060                                1991

Tarpon Heights
  Galliano, LA
    Land                  2,418,382        705,570                        705,570       -           40     January, 1995     1982
    Buildings                            2,116,712         3,125        2,119,837     105,648

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996


                                                                                               Estimated
                                                        Costs      Gross Amount  Accumulated    Useful
                                          Initial    Capitalized     at Which    Depreciation   Life of
                                          Cost to   Subsequent to    Carried at    at Close    Buildings     Date         Year
      Description           Encumbrances  Company    Acquisition   Close of Year   of Year      (Years)    Acquired     Completed
      -----------           ------------  -------    -----------   -------------   -------     --------    --------     ---------
Taylorsville Shopping Center
  Taylorsville, NC
    Land                    $     -     $    89,689  $    -         $     89,689  $    -         40     August, 1986 &    1982 &
    Buildings                             1,443,704   1,078,766        2,522,470     617,088            December, 1988     1988

Thomasville Commons
  Thomasville, NC
    Land                      5,534,642     963,333       -              963,333       -         40      August, 1992      1991
    Buildings                             6,183,052      26,576        6,209,628     696,034

University Center
  Greenville, NC
    Land                          -         750,000       -              750,000       -         40     December, 1989     1989
    Buildings                             3,159,065      61,907        3,220,972     577,335

Venice Plaza
  Venice, FL
    Land                          -         333,127       -              333,127       -         27       June, 1979      1971 &
    Buildings                             1,887,721     615,666        2,503,387   1,614,105                               1979

Village at Northshore
  Slidell, LA
    Land                      5,570,632   2,065,633       -            2,065,633       -         40     December, 1994    1988 &
    Buildings                             6,196,900       5,673        6,202,573     314,962                               1993

Waterlick Plaza
  Lynchburg, VA
    Land                          -       1,071,000       -            1,071,000       -         40     October, 1989     1973 &
    Buildings                             5,091,222     149,409        5,240,631     975,781                               1988

Watson Central
  Warner Robins, GA
    Land                          -       1,645,548      12,478        1,658,026       -         40     December, 1992 &  1989 &
    Buildings                            11,316,940     114,703       11,431,643   1,104,322             October, 1993     1993

Wesley Chapel Crossing
  Decatur, GA
    Land                          -       3,828,806       9,154        3,837,960       -         40     December, 1992     1989
    Buildings                             7,031,767      53,541        7,085,308     717,097

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996


                                                                                               Estimated
                                                        Costs      Gross Amount  Accumulated    Useful
                                          Initial    Capitalized     at Which    Depreciation   Life of
                                          Cost to   Subsequent to    Carried at    at Close    Buildings     Date         Year
      Description           Encumbrances  Company    Acquisition   Close of Year   of Year      (Years)    Acquired     Completed
      -----------           ------------  -------    -----------   -------------   -------     --------    --------     ---------
West Gate Plaza
  Mobile, AL
    Land                   $     -     $  475,270    $    -       $   475,270    $     -         25      June, 1974 &     1974 &
    Buildings                           3,771,825       486,300     4,258,125        881,364             January, 1985     1995

West Towne Square
  Rome, GA
    Land                         -        324,800         -           324,800          -         40      March, 1990      1988
    Buildings                           5,580,776       120,625     5,701,401        978,823

Westgate Square
  Sunrise, FL
    Land                         -      2,238,886         -         2,238,886          -         40       June, 1994      1984 &
    Buildings                           6,839,969        88,843     6,928,812        438,125                               1988

Willowdaile Shopping Center
  Durham, NC
    Land                         -        936,977       (60,579)      876,398          -         40     August, 1986 &    1986
    Buildings                           7,351,612       336,348     7,687,960      1,886,988            December, 1987

Whitehall Kent Apartments
  Kent, OH
    Land                         -        136,404       117,938       254,342          -         29       June, 1979      1968
    Buildings                           2,136,996     1,790,637     3,927,633      2,290,982

Industrial Buildings
  Charlotte, NC - Industrial
    Land                         -        143,160       178,490       321,650          -         14       June, 1979      1956 &
    Buildings                           2,170,057     1,094,974     3,265,031      2,642,492                               1963

Plasti-Kote
  Medina, OH - Industrial
    Land                         -         81,390         -            81,390          -         14       June, 1979      1961 &
    Buildings                             346,979        54,570       401,549        401,549                               1966

Lawrence County
  Shopping Center
    Sybene, OH
      Land                       -        435,994         -           435,994          -                  May, 1971       1971

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996


                                                                                             Estimated
                                                     Costs      Gross Amount    Accumulated    Useful
                                     Initial      Capitalized     at Which      Depreciation   Life of
                                     Cost to     Subsequent to    Carried at      at Close    Buildings      Date         Year
      Description    Encumbrances    Company      Acquisition   Close of Year     of Year      (Years)     Acquired     Completed
      -----------    ------------    -------      -----------   -------------     -------     --------     --------     ---------
Grand Marche         $             $            $              $               $
  Shopping Center
    Lafayette, LA
      Land                 -           250,000          500         250,500          -                  September, 1972    1969

Manatee County
  Shopping Center
    Bradenton, FL
      Land                 -           241,798        -             241,798          -                     May, 1971       1971
                     -----------  ------------  -----------    ------------    -----------

                     $83,283,313  $436,394,647  $26,997,910    $463,392,557    $56,881,888
                     ===========  ============  ===========    ============    ===========


IRT PROPERTY COMPANY                                                     SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996


NOTE:

Real estate activity is summarized as follows:

                                                     Year Ended December 31,
                                         --------------------------------------------
                                             1996            1995            1994
                                             ----            ----            ----
RENTAL PROPERTIES:

Cost -
  Balance at beginning of year           $452,508,601    $442,642,705    $331,012,764

  Acquisitions and improvements            21,109,810      11,518,502     115,813,729

  Retirements                                      -               -               -

  Reduction in carrying value                      -               -       (3,878,754)
                                         ------------    ------------    ------------

                                          473,618,411     454,161,207     442,947,739

Cost of properties sold                   (10,225,854)     (1,652,606)       (305,034)
                                         ------------    ------------    ------------

    Balance at end of year               $463,392,557    $452,508,601    $442,642,705
                                         ============    ============    ============


Accumulated depreciation -
  Balance at beginning of year           $ 51,600,890    $ 41,677,722    $ 33,463,530

  Depreciation                             10,310,344      10,427,268       8,214,192

  Retirements                                      -               -               -
                                         ------------    ------------    ------------

                                           61,911,234      52,104,990      41,677,722

  Accumulated depreciation related to
    rental properties sold                 (5,029,346)       (504,100)             -
                                         ------------    ------------    ------------

    Balance at end of year               $ 56,881,888    $ 51,600,890    $ 41,677,722
                                         ============    ============    ============

IRT PROPERTY COMPANY
MORTGAGE LOANS ON REAL ESTATE
December 31, 1996


                                                                       Final         Periodic
                                   Type of           Type of          Interest       Maturity        Payment
Location of Property                Loan             Property           Rate           Date           Terms      Prior Liens
--------------------                ----             --------           ----           ----           -----      -----------
                                                                     (See Notes)                   (See Notes)
Augusta, GA                     First Mortgage    Shopping Center      10.25%       August, 1998       (1)     $

Kearney, NE                    Second Mortgage    Shopping Center       7.00%      December, 1998      (2)        2,673,000

Fremont, NE                    Second Mortgage    Shopping Center       7.00%      December, 1998      (2)        1,827,000

Montgomery, AL                   Wrap-Around        Apartments            (3)      September, 2001     (3)              -

Glendale, AZ                    First Mortgage    Shopping Center       9.00%       April, 2001        (1)              -

Lauderdale Lakes, FL            First Mortgage     Condominiums        10.00%        May, 2009         (4)              -

Nashville, TN                   First Mortgage     Condominiums         8.63% -      2006-2007         (4)              -
                                Participation                          12.38%
                                                                                                               ------------

                                                                                                                  4,500,000

                                                 Less interest discounts and negative goodwill                          -
                                                                                                               ------------

                                                                                                               $  4,500,000
                                                                                                               ============


                                                      SCHEDULE IV


                                                      Principal
                                                      Amount of
                                   Face Amount      Loans Subject
                                   and Carrying     to Delinquent
                                    Amount of         Principal
Location of Property                Mortgages        or Interest
--------------------                ---------        -----------
Augusta, GA                       $ 3,193,390             -

Kearney, NE                           594,000             -

Fremont, NE                           406,000             -

Montgomery, AL                      5,297,165             -

Glendale, AZ                        3,780,749             -

Lauderdale Lakes, FL                  125,320             -

Nashville, TN                          27,785             -
                                  -----------

                                   13,424,409

                                     (241,889)
                                  -----------

                                  $13,182,520
                                  ===========


NOTES:

(1) Monthly payments of principal and interest, with balloon payments at maturity.

(2)  Monthly payments are interest only; principal due at maturity.

(3) Modified effective, December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively, requiring monthly payments of $45,382 of principal and interest for the remaining term, with a balloon payment at maturity. Additional interest at an annual rate of 1% accrues for the periods September 1,1984 through August 31, 1989 and September 1,1991 through August 31, 2001 and is payable at maturity or on sale of the property. In addition, the Company funded additional principal of $260,000 under this mortgage during 1995 to make certain capital improvements. This wrap-around mortgage is subject to one first mortgage having a balance of $717,315 as of December 31, 1996.

(4)  Monthly payments include principal and interest.

                                                                     SCHEDULE IV

IRT PROPERTY COMPANY
SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE
December 31, 1996




NOTE:

Mortgage loan activity is summarized as follows:



                                                                    Year Ended December 31,
                                                          -----------------------------------------
                                                             1996            1995           1994
                                                             ----            ----           ----
Balance at beginning of year                             $ 8,499,210     $8,292,143      $8,392,959

New mortgage loans                                               -              -               -

Additions to mortgage loans                                4,800,000        260,000             -

Amortization of interest discounts and negative
  goodwill                                                    45,998         45,193           7,076

Collections of principal                                    (162,688)       (98,126)       (107,892)
                                                         -----------     ----------      ----------

Balance at end of year                                   $13,182,520     $8,499,210      $8,292,143
                                                         ===========     ==========      ==========

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

     Financial Statements and Schedules. Included in Part II of this Report are the following:

     Report of Independent Public Accountants

     Consolidated Balance Sheets at December 31, 1996 and 1995

     Consolidated Statements of Earnings for the Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

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

     (4)(b) The form of 7.3% Convertible Subordinated Debenture was included in (4)(a) above.


     (4)(c) The Indentures dated as of November 9, 1995 between the Company and SunTrust Bank, Atlanta, as Trustee, relating to Senior Debt Securities and Subordinated Debt Securities were filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, to which reference is hereby made.

     (4)(d) First Supplemental Indenture dated as of March 26, 1996 between IRT Property Company and SunTrust Bank, Atlanta was filed as an exhibit to the Company's Form 8-K dated March 26, 1996, to which reference is hereby made.

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

     (10)(e) The Company's Deferred Compensation Plan for Outside Directors dated December 22, 1995 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, to which reference is hereby made.

     (10)(f) Agreements between the Company and Donald W. MacLeod, Thomas H. McAuley and Mary M. Thomas effective October 1, 1995 were filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, to which reference is hereby made.

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

     (21) The Company has two wholly-owned subsidiaries, IRT Management Company ("IRTMC") and VW Mall, Inc. ("VWM"), which are Georgia corporations. IRTMC was formed in 1990 and VWM in 1994. A taxable subsidiary of the Company, IRT Capital Corporation ("IRTCC"), was formed in 1996 as a Georgia corporation, and the Company owns 95% of IRTCC's non-voting common stock and 5% of its voting common stock.

     (23) Consent of Arthur Andersen LLP to the incorporation of their report included in this Form 10-K in the Company's previously filed Registration Statements File Nos. 33-65604, 33-66780, 33-51238, 33-59938, 33-64628, 33-64741 and 33-63523.

     (27)      Financial Data Schedule (for S.E.C. use only)

     Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated January 14, 1997 (date of event reported, January 14, 1997), reporting under Items 5 and 7, the underwritten offering of 4,000,000 shares of Common Stock at a price to the public of $11.25 per share on January 14, 1997, which Form 8-K is incorporated herein by reference.

     The Company filed a Current Report on Form 8-K dated January 17, 1997, (date of event reported, January 17, 1997), reporting under Item 5 the repurchase of $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003 in a private transaction with a single debenture holder on January 17, 1997, which Form 8-K is incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     February 26, 1997                     IRT PROPERTY COMPANY

                                           By: /s/ Donald W. MacLeod
                                               ---------------------
                                               Donald W. MacLeod
                                               Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald W. MacLeod             Chairman of the            February 26, 1997
----------------------------      Board and Director
    Donald W. MacLeod

/s/ Thomas H. McAuley             President, Chief           February 26, 1997
----------------------------      Executive Officer
    Thomas H. McAuley             and Director

/s/ Mary M. Thomas                Executive Vice             February 26, 1997
----------------------------      President, Chief
    Mary M. Thomas                Financial Officer
                                  and Director (Principal
                                  Financial & Accounting
                                  Officer)

/s/ Homer B. Gibbs, Jr.           Director                   February 26, 1997
----------------------------
    Homer B. Gibbs, Jr.

/s/ Samuel W. Kendrick            Director                   February 26, 1997
----------------------------
    Samuel W. Kendrick

/s/ Bruce A. Morrice              Director                   February 26, 1997
----------------------------
    Bruce A. Morrice

/s/ James H. Nobil                Director                   February 26, 1997
----------------------------
    James H. Nobil

/s/ Louis P. Wolfort              Director                   February 26, 1997
----------------------------
    Louis P. Wolfort