Form 10-K405/A
period 1996-12-31
IRT PROPERTY CO
filed 1997-03-26
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended       December 31, 1996
                                       -----------------------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From            to
                                             -----------   ---------
     Commission File Number                                           1-7859
--------------------------------------------------------------------------------

                            IRT PROPERTY COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Georgia                                              58-1366611
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

    200 Galleria Parkway, Suite 1400
            Atlanta, Georgia                                       30339
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (770) 955-4406
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
       Title of each class                             which registered
     ----------------------                        ------------------------
     Shares of Common Stock                        New York Stock Exchange
           $1 Par Value

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
               ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   ----

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

                               AMENDMENT NO. 1


     The undersigned registrant hereby amends its Form 10-K for the fiscal year ended December 31, 1996 by adding thereto Item 9 and Part III.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.


     Not applicable.

                                  PART III



     The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A, pursuant to General Instruction G(3) to the Report on Form 10-K.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended and restated Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           IRT PROPERTY COMPANY



Date: March 26, 1997                       By: /s/Mary M. Thomas
                                              --------------------------
                                              Mary M. Thomas
                                              Executive Vice President &
                                              Chief Financial Officer