Form 10-Q
period 1997-03-31
IRT PROPERTY CO
filed 1997-04-29
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended        March 31, 1997
                                        -------------------------

                                                              OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From            to
                                       ----------    --------------

Commission File Number                                                  1-7859
------------------------------------------------------------------------------

                              IRT PROPERTY COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                    58-1366611
----------------------------------             --------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                                   30339
---------------------------------             --------------------------------
     (Address of principal                              (Zip Code)
       executive offices)

                                 (770) 955-4406
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at April 28, 1997
---------------------------                  ------------------------------
Common Stock, $1 Par Value                         32,023,252 Shares

CERTAIN MATTERS DISCUSSED UNDER "ITEM 1. FINANCIAL STATEMENTS -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" and "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAIN FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND LIQUIDITY OF THE COMPANY AND CERTAIN OTHER MATTERS. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT, WHICH INCLUDE, WITHOUT LIMITATION, CHANGES IN TAX LAWS OR REGULATIONS; VACANCIES AND LEASE RENEWALS; TENANT CLOSINGS; THE FINANCIAL CONDITION (INCLUDING POSSIBLE MERGERS OR BANKRUPTCIES) OF TENANTS; COMPETITION; CHANGES IN NATIONAL AND LOCAL ECONOMIC CONDITIONS AND POSSIBLE ENVIRONMENTAL LIABILITIES.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,          December 31,
                                                                1997                 1996
                                                            -------------      --------------
                                                             (Unaudited)
ASSETS

Real estate investments:

  Rental properties, at cost                                $ 473,524,720      $ 463,392,557
  Accumulated depreciation                                    (59,643,734)       (56,881,888)
                                                            -------------      -------------

                                                              413,880,986        406,510,669
  Net investment in direct financing leases                     4,800,466          4,826,059
  Investment in joint venture                                     355,832            355,832
  Mortgage loans, net of interest discounts of $211,862
    in 1997 and $222,881 in 1996                               13,153,311         13,182,520
                                                            -------------      -------------

      Net real estate investments                             432,190,595        424,875,080

Cash and cash equivalents                                       4,914,896          3,174,342
Accrued interest receivable                                       499,566            488,663
Prepaid expenses and other assets                               6,384,549          9,156,606
                                                            -------------      -------------

                                                            $ 443,989,606      $ 437,694,691
                                                            =============      =============
LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable plus net interest premium of
    $28,277 in 1997 and $34,928 in 1996                     $  86,664,568      $  84,000,628
  7.3% convertible subordinated debentures due August
    15, 2003                                                   29,971,000         84,905,000
  7.45% senior notes due April 1, 2001, net of interest
    discount of $66,720 in 1997 and $70,890 in 1996            49,933,280         49,929,110
  Indebtedness to banks                                        11,000,000         15,000,000
  Accrued interest on debentures                                  279,563          2,341,488
  Accrued interest on senior notes                              1,862,500            931,250
  Accrued expenses and other liabilities                        6,440,632          6,177,293
  Deferred income taxes                                         1,055,000          1,055,000
                                                            -------------      -------------

      Total liabilities                                       187,206,543        244,339,769
                                                            -------------      -------------

Commitments and Contingencies (Note 7)

Shareholders' Equity:
  Common stock, $1 par value, authorized 75,000,000
    shares; 32,023,252 shares issued and outstanding in
    1997 and 25,807,302 shares in 1996                         32,023,252         25,807,302
  Additional paid-in capital                                  260,220,203        201,273,343
  Cumulative distributions in excess of net earnings          (35,460,392)       (33,725,723)
                                                            -------------      -------------

      Total shareholders' equity                              256,783,063        193,354,922
                                                            -------------      -------------
                                                            $ 443,989,606      $ 437,694,691
                                                            =============      =============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)




                                                                1997          1996
                                                                ----          ----
Revenues:
  Income from rental properties                            $15,469,770     $14,362,254
  Interest                                                     381,683         225,660
  Interest on direct financing leases                          180,759         275,639
                                                           -----------     -----------

                                                            16,032,212      14,863,553
                                                           -----------     -----------
Expenses:
  Operating expenses of real estate
    investments                                              3,170,860       2,848,771
  Interest on mortgages                                      1,808,600       2,097,189
  Interest on debentures                                       725,971       1,549,515
  Interest on senior notes                                     935,420          62,183
  Interest on indebtedness to banks                            212,656         652,475
  Depreciation                                               2,761,846       2,655,645
  Amortization of debt costs                                   107,441         129,404
  General & administrative                                     851,144         965,845
                                                           -----------     -----------

                                                            10,573,938      10,961,027
                                                           -----------     -----------
      Earnings before gain (loss) on
        real estate investments                              5,458,274       3,902,526

  Gain (loss) on real estate  investments:
    Gain (loss) on sales of properties                            --           207,496
                                                           -----------     -----------

      Net earnings                                         $ 5,458,274     $ 4,110,022
                                                           ===========     ===========

Per Share:

      Net earnings                                         $      0.18     $      0.16
                                                           ===========     ===========


Weighted average number of shares
  outstanding                                               30,983,979      25,703,694
                                                           ===========     ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)


                                                         Additional      Distributions         Total
                                           Common         Paid-In        in Excess of       Shareholders'
                                           Stock          Capital        Net Earnings         Equity
                                           -----          -------        ------------       ------------
Balance at December 31, 1995           $25,689,002     $200,318,168     $(27,377,023)     $ 198,630,147

Net earnings for period                       --               --          4,110,022          4,110,022

Cash dividends paid -
  $.225 per share                             --               --         (5,780,885)        (5,780,885)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                                 33,705          255,765             --              289,470

Issuance of shares for the
  acquisition of properties                  3,794           31,206             --               35,000
                                       -----------     ------------     ------------      -------------

Balance at March 31, 1996              $25,726,501     $200,605,139     $(29,047,886)     $ 197,283,754
                                       ===========     ============     ============      =============

Balance at December 31, 1996           $25,807,302     $201,273,343     $(33,725,723)     $ 193,354,922

Net earnings for period                       --               --          5,458,274          5,458,274

Cash dividends paid -
  $.225 per share                             --               --         (7,192,943)        (7,192,943)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                                 43,705          411,704             --              455,409

Conversion of debentures,
  net                                       11,998          119,200             --              131,198

Exercise of Incentive Stock
  Options                                    6,500           58,062             --               64,562

Issuance of common stock,
  net                                    4,653,747       44,880,749             --           49,534,496

Issuance of shares for the
  acquisition of convertible
  debentures, net                        1,500,000       13,477,145             --           14,977,145
                                       -----------     ------------     ------------      -------------

Balance at March 31, 1997              $32,023,252     $260,220,203     $(35,460,392)     $ 256,783,063
                                       ===========     ============     ============      =============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)


                                                                         1997            1996
                                                                         ----            ----
Cash flows from operating activities:
  Net earnings                                                       $  5,458,274     $  4,110,022
  Adjustments to reconcile earnings to net cash from
    operating activities:
      Depreciation                                                      2,761,846        2,655,645
      Gain on real estate investments                                        --           (207,496)
      Amortization of debt costs and discount                             111,611          129,404
      Amortization of capital leasing income                               25,593           52,922
                                                                     ------------     ------------

                                                                        8,357,324        6,740,497
      Changes in accrued assets and liabilities:
        Decrease in accrued interest on debentures                     (2,061,925)      (1,549,517)
        Increase in accrued interest on senior notes                      931,250           62,083
        Decrease in interest receivable, prepaid
          expenses and other assets                                     1,097,417          599,397
        Increase in accrued expenses and other
          liabilities                                                     263,339          217,664
                                                                     ------------     ------------

      Net cash flows from operating activities                          8,587,405        6,070,124
                                                                     ------------     ------------
Cash flows from (used in) investing activities:
  Proceeds from sales of properties, net                                     --          1,589,060
  Additions to real estate investments, net -
    Acquisitions, expansions and renovations                           (3,123,544)        (308,487)
    Improvements                                                         (215,928)        (512,810)
  Collections of mortgage loans, net                                       29,209           28,306
                                                                     ------------     ------------

      Net cash flows from (used in) investing activities
                                                                       (3,310,263)         796,069
                                                                     ------------     ------------
Cash flows from (used in) financing activities:
  Cash dividends paid, net                                             (6,737,534)      (5,491,415)
  Issuance of common stock, net                                        49,534,496             --
  Exercise of Incentive Stock Options                                      64,562             --
  Principal amortization of mortgage notes payable, net                  (328,751)        (346,045)
  Repayment of mortgage notes payable, net                             (3,800,000)      (6,262,748)
  Decrease in bank indebtedness, net                                   (4,000,000)     (36,000,000)
  Issuance of 7.45% senior notes, net                                        --         49,394,325
  Repurchase of 7.3% convertible subordinated
    debentures, net                                                   (38,269,338)            --
  Cash in lieu of fractional shares on conversion of
    debentures                                                                (23)            --
                                                                     ------------     ------------

      Net cash flows from (used in) financing
        activities                                                     (3,536,588)       1,294,117
                                                                     ------------     ------------

Net increase in cash and cash equivalents                               1,740,554        8,160,310

Cash and cash equivalents at beginning of period                        3,174,342           16,400
                                                                     ------------     ------------
Cash and cash equivalents at end of period                           $  4,914,896     $  8,176,710
                                                                     ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)


                                                                     1997            1996
                                                                     ----            ----
Supplemental disclosures of cash flow information:

Cash paid during the period for interest related to:

  Mortgage notes payable                                        $  1,796,857       $ 2,149,974
  Convertible subordinated debentures                              2,787,896         3,099,032
  Senior notes                                                          --              83,500
  Indebtedness to banks, including $2,852
    capitalized in 1996                                              266,508           569,568
                                                                ------------       -----------

      Total cash paid during the period for interest            $  4,851,261       $ 5,902,074
                                                                ============       ===========

Supplemental schedule of noncash investing and financing activities:

Acquisitions, expansions and renovations:

  Cost of acquisitions, expansions and renovations              $  9,916,235       $   343,487
  Additions to mortgage notes payable - Assumed                   (6,792,691)             --
  Issuance of common stock                                              --             (35,000)
                                                                ------------       -----------

      Cash paid for acquisitions, expansions and
        renovations of real estate investments                  $  3,123,544       $   308,487
                                                                ============       ===========

Sales of Properties:

  Gross proceeds from sales of properties                       $       --         $ 5,389,060
  Additions to mortgage loans                                           --          (3,800,000)
                                                                ------------       -----------

      Cash proceeds from sales of properties, net               $       --         $ 1,589,060
                                                                ============       ===========

Repurchase of convertible debentures:

  Convertible debentures repurchased                            $ 54,799,000       $      --
  Issuance of common stock, net of expenses                      (16,529,662)             --
                                                                ------------       -----------

      Cash paid for repurchase of convertible debentures        $ 38,269,338       $      --
                                                                ============       ===========

  Issuance of common stock, net                                 $ 16,529,662       $      --
  Associated unamortized debenture costs                          (1,552,517)             --
                                                                ------------       -----------

      Net increase in shareholders equity                       $ 14,977,145       $      --
                                                                ============       ===========

Conversion of debentures:

  Debentures converted                                          $    135,000       $      --
  Associated unamortized debenture costs                              (3,779)             --
  Equity issued on conversion                                       (131,198)             --
                                                                ------------       -----------

      Cash paid in lieu of fractional shares                    $         23       $      --
                                                                ============       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY
                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996

1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 1997 and 1996 have been recorded. The results of operations for the interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.       Earnings Per Share

         Earnings per share have been computed based on the weighted average number of shares of common stock outstanding. The effect on earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

3.       Recent Accounting Pronouncements

         In March 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 ("FAS 128") "Earnings Per Share," which becomes effective for fiscal years ending after December 15, 1997. FAS 128 establishes standards for computing and presenting earnings per share. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company intends to adopt FAS 128 in the fourth quarter of 1997.

4.       Issuance of Common Stock

         On January 14 and 22, 1997, the Company completed the offering of 4,653,747 shares of its common stock at $11.25 per share. The net proceeds from the offering totaled approximately $49,534,000.

5.       7.3% Convertible Subordinated Debentures

         On January 17, 1997, the Company completed the repurchase of $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003 in a private transaction with a single debenture holder. The debentures were repurchased by the Company at par plus $1,689,000 of accrued interest. The seller had informed the Company that the seller had both $54,799,000 par value of the debentures and a short position of 1,500,000 shares in the Company's common stock. The consideration paid by the Company was comprised of 1,500,000 shares of common stock, valued for purposes of the exchange at $11.05 per share, and cash in the amount of $38,224,000. Additional paid-in-capital was reduced by approximately $1,553,000 of unamortized issuance costs associated with the debentures repurchased and canceled and by approximately $45,000 of costs associated with the transaction.

         The repurchase of the debentures was transacted pursuant to a Purchase and Standstill Agreement under which the seller agreed to eliminate its short position in Company common stock, after which the seller did not own any Company securities. The seller further agreed not to take any position with respect to any Company securities or to attempt to influence Company policies or management in the future.

         During February and March 1997, $135,000 of the 7.3% convertible debentures were converted into 11,998 shares of common stock at $11.25 per share.

         Based upon the $11.25 conversion price, 2,664,089 authorized but unissued common shares have been reserved for possible issuance if the remaining $29,971,000 of debentures outstanding March 31, 1997 are converted.

6.       Purchase of Rental Properties

         On February 6, 1997, the Company acquired Grassland Crossing in Alpharetta, Georgia for a total cost of $9,906,000, consisting of the initial purchase price of $9,890,000 and approximately $16,000 of acquisition costs. This acquisition was funded by the assumption of the $6,793,000 existing mortgage debt and cash of $3,113,000.

7.       Commitments and Contingencies

         On June 26, 1996, the Company purchased 1.97 acres of land adjacent to its Lawrence Commons Shopping Center investment in Lawrenceburg, Tennessee for approximately $100,000 cash. The parcel of land was purchased to allow an expansion of the anchor tenant space by approximately 20,000 square feet. The Company has committed to reimburse the anchor tenant for the cost of the expansion, not to exceed $2,100,000, provided the expansion is completed prior to October 1, 1997. The anchor tenant's annual rent increased by 11% of the land cost from the date of purchase and will increase by 10.33% of the expansion costs in the event the expansion is funded by the Company.

         The Company has entered into a contract to purchase a shopping center investment for a sales price of approximately $8,200,000 and has committed to purchase a shopping center investment for $6,800,000. Both purchases are scheduled to close during the second quarter of 1997.

8.       Subsequent Event

         On April 16, 1997, the Company acquired Market Place Shopping Center in Norcross, Georgia for $7,063,000 cash, consisting of the initial purchase price of $6,800,000, $250,000 of estimated capital expenditures and $13,000 of acquisition costs.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

         Material Changes in Financial Condition. During the first quarter of 1997, the Company received cash proceeds of approximately $49,534,000 from the issuance of 4,653,747 shares of its common stock at $11.25 per share. It utilized funds of a) $54,799,000 to repurchase $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003, consisting of cash of approximately $38,224,000 and the issuance of 1,500,000 shares of common stock, valued for the purposes of the exchange at $11.05 per share, b) $9,906,000 for the acquisition of one shopping center investment, consisting of cash of approximately $3,113,000 and mortgage debt of approximately $6,793,000 secured by the center, c) $4,000,000 to paydown the outstanding balance of its unsecured revolving term loan and d) $3,800,000 to repay a 9.75% mortgage at maturity. Additionally, $135,000 of the Company's 7.3% convertible subordinated debentures were converted into 11,998 shares of common stock at $11.25 per share.

         During the first quarter of 1996, the Company received cash proceeds of approximately $49,394,000 from the issuance of $50,000,000 of senior notes due April 2001. It utilized funds of a) $36,000,000 to repay the outstanding balance of its unsecured revolving term loan, b) $6,263,000 to repay a 9.780% mortgage at maturity, and c) $298,000 to fund expansion or redevelopment costs of four existing investments.

         Material Changes in Results of Operations. During the first quarter of 1997, rental income from the Company's core portfolio of shopping center investments increased approximately $443,000. This increase includes approximately $110,000 of additional income earned from two property expansions completed during 1996. The increase in the Company's core portfolio income was offset by approximately $65,000 less income earned on one investment sold during 1996 and was supplemented by approximately $729,000 of income earned from two shopping center investments acquired in August and November 1996 and one center acquired in February 1997. Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately $284,000 and $193,000 during the three months ended March 31, 1997 and 1996, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.

         The $156,000 increase in interest income was primarily due to interest earned on purchase-money mortgages taken back on the sales of three investments during 1996. Additionally, the Company earned approximately $57,000 of interest on short-term money market investments during the first quarter of 1997.

         During the first quarter of 1997, interest income on direct financing leases decreased approximately $95,000. This was primarily due to the sale of two Wal-Mart investments in December 1996. During 1997, the Company received percentage rental of $48,564 from one of its remaining Wal-Mart investments, compared to $43,789 received in 1996.

         Operating expenses related to the Company's core portfolio of real estate investments increased approximately $113,000 for the quarter ended March 31, 1997. Additionally, approximately $143,000 of operating expenses were incurred by the three shopping centers acquired by the Company during 1996 and the first quarter of 1997.

         The $289,000 net decrease in interest expense on mortgages was primarily due to various mortgages repaid or refinanced during 1996 and the first three months of 1997, partially offset by the assumption of a $6,793,000 mortgage bearing interest at 7.865% upon the acquisition of Grassland Crossing in February 1997. During the first quarter of 1997, the Company repaid at maturity a $3,800,000 mortgage bearing interest at 9.75%. During 1996, the Company (a) repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%,
(b) repaid at maturity a $1,052,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) prepaid a $2,727,000 mortgage bearing interest at 9.375%, (d) prepaid a $57,000 mortgage bearing interest at 8.50% and (e) repaid at maturity a $3,850,000 mortgage bearing interest at 9.50%.

         Interest on debentures decreased approximately $824,000 due to the repurchase of $54,799,000 and the conversion of $135,000 of the debentures during the first quarter of 1997.

         The increases in interest on senior notes and amortization of debt costs were due to the issuance in March 1996 of $50 million of 7.45% senior notes due April 2001.

         Interest expense on bank indebtedness decreased approximately $440,000 for the first quarter of 1997. The Company had average borrowings of approximately $8,951,000 and $33,444,000 at effective interest rates of 6.99% and 7.24%, respectively, under its bank credit facility during the three months ended March 31, 1997 and 1996, respectively. In addition, the Company incurred commitment fees of approximately $56,000 and $39,000 in 1997 and 1996, respectively, based on the aggregate unused portion of the commitment.

         The decrease in general and administrative expenses in 1997 was primarily due to decreases in employee benefit costs and insurance costs.

         Funds from Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net earnings before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest on debentures and amortization of convertible debenture costs are added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the quarters ended March 31, 1997 and 1996. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters ended March 31, 1997 and 1996:


                                                                     1997              1996
                                                                     ----              ----
Net earnings                                                    $  5,458,274       $ 4,110,022

Loss (gain)on real estate
  investments                                                           --            (207,496)

Depreciation                                                       2,761,846         2,655,645

Amortization of capitalized
  leasing fees                                                        60,197            53,210

Amortization of capitalized
  leasing income                                                      25,593            52,922
                                                                ------------       -----------
Funds from operations                                              8,305,910         6,664,303

Interest on convertible
  debentures                                                         725,971         1,549,515

Amortization of convertible
  debenture costs                                                     43,497            91,440
                                                                ------------       -----------
Fully diluted funds from
  operations                                                    $  9,075,378       $ 8,305,258
                                                                ============       ===========
Fully diluted weighted
  average shares                                                  34,521,238        33,250,805
                                                                ============       ===========

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the quarters ended
March 31, 1997 and 1996:


                                                                     1997              1996
                                                                     ----              ----
Tenant Improvements:
  Shopping Centers                                              $     89,828       $   194,267
  Industrial                                                           3,582           177,660
                                                                ------------       -----------

  Total Tenant Improvements                                           93,410           371,927
                                                                ------------       -----------

Capital Expenditures:
  Shopping Centers                                                   117,144            87,330
  Apartment                                                            5,374            53,251
  Industrial                                                            --                 302
                                                                ------------       -----------

  Total Capital Expenditures                                         122,518           140,883
                                                                ------------       -----------

Total Improvements                                              $    215,928       $   512,810
                                                                ============       ===========

Leasing Fees                                                    $     43,118       $   102,204
                                                                ============       ===========

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (27)     Financial Data Schedule (for S.E.C. use only).

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated January 14, 1997 (date of event reported, January 14, 1997), reporting under Items 5 and 7, the completion of January 14, 1997 of the underwritten offering of 4,000,000 shares of Common Stock at a price to the public of $11.25 per share and the underwriter's option to purchase up to 653,747 shares at $11.25 per share solely to cover overallotments, which Form 8-K is incorporated herein by reference.

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

                              IRT PROPERTY COMPANY

Date: April 28, 1997                        /s/ Thomas H. McAuley
      --------------                        ---------------------
                                            Thomas H. McAuley
                                            President & Chief Executive
                                            Officer

Date: April 28, 1997                        /s/ Mary M. Thomas
      --------------                        ------------------
                                            Mary M. Thomas
                                            Executive Vice President &
                                            Chief Financial Officer