Form 10-Q
period 1997-06-30
IRT PROPERTY CO
filed 1997-07-28
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended               June 30, 1997
                               -------------------------------------------------

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From __________________ to __________________

Commission File Number       1-7859
--------------------------------------------------------------------------------

                              IRT PROPERTY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                           58-1366611
---------------------------------                         ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                                            30339
---------------------------------                         ---------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X   No
                                                 ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at July 28, 1997
--------------------------                       ----------------------------
Common Stock, $1 Par Value                             32,079,448 Shares

CERTAIN MATTERS DISCUSSED UNDER "ITEM 1. FINANCIAL STATEMENTS -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" and "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAIN FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND LIQUIDITY OF THE COMPANY AND CERTAIN OTHER MATTERS. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT, WHICH INCLUDE, WITHOUT LIMITATION, CHANGES IN TAX LAWS OR REGULATIONS; VACANCIES AND LEASE RENEWALS; TENANT CLOSINGS; THE FINANCIAL CONDITION (INCLUDING POSSIBLE MERGERS OR BANKRUPTCIES) OF TENANTS; COMPETITION; CHANGES IN NATIONAL AND LOCAL ECONOMIC CONDITIONS AND POSSIBLE ENVIRONMENTAL LIABILITIES.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                              IRT PROPERTY COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                             June 30,      December 31,
                                                               1997             1996
                                                          -------------    -------------
                                                           (Unaudited)
ASSETS

Real estate investments:
  Rental properties                                       $ 495,051,380    $ 463,392,557
  Accumulated depreciation                                  (62,463,715)     (56,881,888)
                                                          -------------    -------------

                                                            432,587,665      406,510,669
  Net investment in direct financing leases                   4,770,180        4,826,059
  Investment in joint venture                                   355,832          355,832
  Mortgage loans, net of interest discounts of $200,843
   in 1997 and $222,881 in 1996                              13,125,505       13,182,520
                                                          -------------    -------------

      Net real estate investments                           450,839,182      424,875,080
Cash and cash equivalents                                     1,620,194        3,174,342
Accrued interest receivable                                     525,473          488,663
Prepaid expenses and other assets                             6,757,646        9,156,606
                                                          -------------    -------------

                                                          $ 459,742,495    $ 437,694,691
                                                          =============    =============

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable plus interest premium of
    $22,278 in 1997 and $34,928 in 1996                   $  87,414,024    $  84,000,628
  7.3% convertible subordinated debentures due
    August 15, 2003                                          29,971,000       84,905,000
  7.45% senior notes due April 1, 2001, net of interest
    discount of $62,550 in 1997 and $70,890 in 1996          49,937,450       49,929,110
  Indebtedness to banks                                      26,700,000       15,000,000
  Accrued interest on debentures                                826,534        2,341,488
  Accrued interest on senior notes                              931,250          931,250
  Accrued expenses and other liabilities                      7,180,666        6,177,293
  Deferred income taxes                                       1,055,000        1,055,000
                                                          -------------    -------------

      Total liabilities                                     204,015,924      244,339,769
                                                          -------------    -------------

Commitments and Contingencies (Note 8)

Shareholders' Equity:
  Common stock, $1 par value, authorized 75,000,000
    shares; 32,075,298 shares issued and outstanding in
    1997 and 25,807,302 shares in 1996                       32,075,298       25,807,302
  Preferred stock, $1 par value, authorized 10,000,000
    shares; none issued                                              --               --
  Additional paid-in capital                                260,659,708      201,273,343
  Cumulative distributions in excess of net earnings        (37,008,435)     (33,725,723)
                                                          -------------    -------------

      Total shareholders' equity                            255,726,571      193,354,922
                                                          -------------    -------------

                                                          $ 459,742,495    $ 437,694,691
                                                          =============    =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   For the Three- and Six-Month Periods Ended
                             June 30, 1997 and 1996
                                   (Unaudited)


                                                   Three Months Ended            Six Months Ended
                                                         June 30,                    June 30,
                                                   ------------------           ------------------
                                                   1997          1996           1997          1996
                                                   ----          ----           ----          ----
Revenues:
  Income from rental properties                $16,071,612   $14,389,235    $31,541,382   $28,751,489
  Interest                                         340,861       410,610        722,544       636,270
  Interest on direct financing leases              131,367       230,411        312,126       506,050
                                               -----------   -----------    -----------   -----------

                                                16,543,840    15,030,256     32,576,052    29,893,809
                                               -----------   -----------    -----------   -----------
Expenses:
  Operating expenses of real estate
    investments                                  3,346,018     2,936,523      6,516,878     5,785,294
  Interest on mortgages                          1,833,733     1,924,665      3,642,333     4,021,854
  Interest on debentures                           546,971     1,549,515      1,272,942     3,099,030
  Interest on senior notes                         935,420       927,007      1,870,840       989,190
  Interest on indebtedness to banks                358,619        62,051        571,275       714,526
  Depreciation                                   2,819,981     2,532,253      5,581,827     5,187,898
  Amortization of debt costs                        96,220       155,334        203,661       284,738
  General & administrative                         948,164       955,350      1,799,308     1,921,195
                                               -----------   -----------    -----------   -----------

                                                10,885,126    11,042,698     21,459,064    22,003,725
                                               -----------   -----------    -----------   -----------
      Earnings before gain (loss) on real
        estate investments and
        extraordinary item                       5,658,714     3,987,558     11,116,988     7,890,084

Gain (loss) on real estate investments:
  Gain (loss) on sales of properties                    --       (12,874)            --       194,622
                                               -----------   -----------    -----------   -----------
      Earnings before extraordinary item         5,658,714     3,974,684     11,116,988     8,084,706

Extraordinary loss on extinguishment of                 --       (16,500)            --       (16,500)
  debt                                         -----------   -----------    -----------   -----------

    Net earnings                               $ 5,658,714   $ 3,958,184    $11,116,988   $ 8,068,206
                                               ===========   ===========    ===========   ===========
Per Share:
  Earnings before extraordinary item           $      0.17   $      0.15    $      0.35   $      0.31
  Extraordinary item                                    --            --             --            --
                                               -----------   -----------    -----------   -----------

    Net earnings                               $      0.17   $      0.15    $      0.35   $      0.31
                                               ===========   ===========    ===========   ===========


Weighted average number of shares
outstanding                                     32,041,622    25,737,741     31,515,722    25,720,717
                                               ===========   ===========    ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                  Additional                    Distributions        Total
                                    Common         Paid-In       in Excess of    Shareholders'
                                    Stock          Capital       Net Earnings        Equity
                                -------------   -------------   -------------    -------------
Balance at December 31, 1995    $  25,689,002   $ 200,318,168   $ (27,377,023)   $ 198,630,147

Net earnings for period                    --              --       8,068,206        8,068,206

Cash dividends paid -
  $.45 per share                           --              --     (11,569,769)     (11,569,769)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                            62,051         481,557              --          543,608

Exercise of Incentive Stock
  Options, net                          2,300          15,238              --           17,538

Issuance of shares for the
  acquisition of properties             3,339          27,378              --           30,717
                                -------------   -------------   -------------    -------------

Balance at June 30, 1996        $  25,756,692   $ 200,842,341   $ (30,878,586)   $ 195,720,447
                                =============   =============   =============    =============

Balance at December 31, 1996    $  25,807,302   $ 201,273,343   $ (33,725,723)   $ 193,354,922

Net earnings for period                    --              --      11,116,988       11,116,988

Cash dividends paid -
  $.45 per share                           --              --     (14,399,700)     (14,399,700)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                            88,698         855,983              --          944,681

Conversion of debentures, net          11,998         119,200              --          131,198

Exercise of Incentive Stock
  Options, net                         13,553          53,288              --           66,841

Issuance of common stock,
  net                               4,653,747      44,880,749              --       49,534,496

Issuance of shares for the
  acquisition of convertible
  debentures, net                   1,500,000      13,477,145              --       14,977,145
                                -------------   -------------   -------------    -------------

Balance at June 30, 1997        $  32,075,298   $ 260,659,708   $ (37,008,435)   $ 255,726,571
                                =============   =============   =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                               1997           1996
                                                               ----           ----
Cash flows from operating activities:
  Net earnings                                            $ 11,116,988    $  8,068,206
  Adjustments to reconcile earnings to net cash from
    operating activities:
      Depreciation                                           5,581,827       5,187,898
      Gain on real estate investments                               --        (194,622)
      Extraordinary loss                                            --          16,500
      Amortization of debt costs and discount                  212,001         289,008
      Amortization of capital leasing income                    55,879         107,270
                                                          ------------    ------------

                                                            16,966,695      13,474,260
      Changes in accrued assets and liabilities:
        Decrease in accrued interest on debentures          (1,514,954)             --
        Increase in accrued interest on senior notes                --         993,334
        Decrease in interest receivable, prepaid
          expenses and other assets                            602,193         333,643
        Increase in accrued expenses and other
          liabilities                                        1,003,373         717,453
                                                          ------------    ------------

      Net cash flows from operating activities              17,057,307      15,518,690
                                                          ------------    ------------

Cash flows from (used in) investing activities:
  Proceeds from sales of properties, net                            --       1,589,442
  Additions to real estate investments, net -
    Acquisitions, expansions and renovations               (22,937,323)       (787,480)
    Improvements                                              (678,809)     (1,465,519)
  Collections of mortgage loans, net                            57,015          52,642
                                                          ------------    ------------

      Net cash flows used in investing activities          (23,559,117)       (610,915)
                                                          ------------    ------------
Cash flows from (used in) financing activities:
  Cash dividends paid, net                                 (13,455,019)    (11,026,161)
  Issuance of common stock, net                             49,534,496              --
  Exercise of Incentive Stock Options                           66,841          17,538
  Principal amortization of mortgage notes payable, net       (665,326)       (653,831)
  Repayment of mortgage notes payable, net                  (3,963,969)    (10,098,751)
  Increase (decrease) in bank indebtedness, net             11,700,000     (36,000,000)
  Issuance of 7.45% senior notes, net                               --      49,394,325
  Repurchase of 7.3% convertible subordinated
    debentures, net                                        (38,269,338)             --
  Cash in lieu of fractional shares on conversion of
    debentures                                                     (23)             --
  Extraordinary item -
    Loss on extinguishment of debt                                  --         (16,500)
                                                          ------------    ------------

      Net cash flows from (used in) financing
        activities                                           4,947,662      (8,383,380)
                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents        (1,554,148)      6,524,395

Cash and cash equivalents at beginning of period             3,174,342          16,400
                                                          ------------    ------------
Cash and cash equivalents at end of period                $  1,620,194    $  6,540,795
                                                          ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                               1997            1996
                                                               ----            ----
Supplemental disclosures of cash flow information:
--------------------------------------------------

Cash paid during the period for interest related to:

  Mortgage notes payable                                   $  3,617,763    $  4,080,549
  Convertible subordinated debentures                         2,787,896       3,099,032
  Senior notes, including $8,414 capitalized in 1996          1,862,500          83,500
  Indebtedness to banks, including $2,853
    capitalized in 1996                                         744,763         836,593
                                                           ------------    ------------
      Total cash paid during the period for interest       $  9,012,922    $  8,099,674
                                                           ============    ============

Supplemental schedule of noncash investing and
financing activities:
----------------------------------------------

Acquisitions, expansions and renovations:

  Cost of acquisitions, expansions and renovations         $ 30,980,014    $    818,197
  Additions to mortgage notes payable                        (8,042,691)             --
  Issuance of common stock                                           --         (30,717)
                                                           ------------    ------------
      Cash paid for acquisitions, expansions and
        renovations of real estate investments             $ 22,937,323    $    787,480
                                                           ============    ============

Sales of Properties:

  Gross proceeds from sales of properties                  $         --    $  5,389,442
  Additions to mortgage loans                                        --      (3,800,000)
                                                           ------------    ------------

      Cash proceeds from sales of properties, net          $         --    $  1,589,442
                                                           ============    ============

Repurchase of convertible debentures:

  Convertible debentures repurchased                       $ 54,799,000    $         --
  Issuance of common stock, net                             (16,529,662)             --
                                                           ------------    ------------

      Cash paid for repurchase of convertible debentures   $ 38,269,338    $         --
                                                           ============    ============

  Issuance of common stock, net                            $ 16,529,662    $         --
  Associated unamortized debenture costs                     (1,552,517)             --
                                                           ------------    ------------

      Net increase in shareholders' equity                 $ 14,977,145    $         --
                                                           ============    ============

Conversion of debentures:

  Debentures converted                                     $    135,000    $         --
  Associated unamortized debenture costs                         (3,779)             --
  Equity issued on conversion                                  (131,198)             --
                                                           ------------    ------------

      Cash paid in lieu of fractional shares               $         23    $         --
                                                           ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 1997 and 1996 have been recorded. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.       Earnings Per Share

         Earnings per share have been computed based on the weighted average number of shares of common stock outstanding. The effect on earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

3.       Recent Accounting Pronouncements

         In March 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 ("FAS 128") "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 establishes standards for computing and presenting earnings per share. The Company does not expect this standard to have a material impact on the earnings per share calculation. The Company intends to adopt FAS 128 in the fourth quarter of 1997.

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

         Based upon the $11.25 conversion price, 2,664,089 authorized but unissued common shares have been reserved for possible issuance if the remaining $29,971,000 of debentures outstanding June 30, 1997 are converted.

6.       Indebtedness to Banks

         Effective June 30, 1997, the Applicable Margins charged for LIBOR-based borrowings under the Company's $100,000,000 unsecured revolving term loan were reduced from a range of 1.3%-1.5% to a range of .95%-1.25%. The Applicable Margin is based upon the rating of the senior unsecured long-term debt obligations of the Company. The Applicable Margin based on the Company's current rating is 1.25%.

         The Company pays a fee of 0.25% per annum of the aggregate unused portion of the commitment. Effective July 1, 1997, this fee will be reduced to 0.15% per annum whenever the unused portion is less than fifty percent of the total commitment.

         On July 22, 1997, in accordance with the terms of the $100,000,000 unsecured revolving term loan agreement dated December 15, 1995, the Company extended the maturity date for an additional twelve-month period to January 4, 2001.

7.       Purchase of Rental Properties

         On February 6, 1997, the Company acquired Grassland Crossing in Alpharetta, Georgia for a total cost of $9,907,000, consisting of the initial purchase price of $9,890,000 and approximately $17,000 of acquisition costs. This acquisition was funded by cash of $3,114,000 and the assumption of the $6,793,000 existing mortgage debt with an interest rate of 7.865% maturing December 1, 2016.

         On April 16, 1997, the Company acquired Market Place Shopping Center in Norcross, Georgia for $7,069,000 cash, consisting of the initial purchase price of $6,800,000, $250,000 of capital expenditures and approximately $19,000 of acquisition costs.

         On May 13, 1997, the Company acquired Powers Ferry Plaza in Marietta, Georgia for a total cost of $6,894,000, consisting of the initial purchase price of $6,800,000 and approximately $94,000 of acquisition costs. This acquisition was funded by cash of $5,644,000 and a $1,250,000 purchase-money mortgage with an annual interest rate of 9.00% maturing January 31, 1999.

         On June 17, 1997, the Company acquired Fairview Oaks Shopping Center in Ellenwood, Georgia for $7,109,000 cash, consisting of the initial purchase price of $7,100,000 and approximately $9,000 of acquisition costs.

8.       Commitments and Contingencies

         IRT Capital Corporation has entered into a co-development agreement for the development of a Kroger anchored shopping center in Decatur, Georgia. The project will be developed in two phases totaling approximately 140,000 square feet, not including two outparcels, at a total anticipated cost of approximately $14,100,000. The venture may require IRT Property Company to purchase the shopping center upon completion of phase I at cost or upon the completion of phase II at the greater of cost or a 10.75% capitalization rate. It is anticipated that IRT Property Company will ultimately acquire the project upon completion.

         On June 26, 1996, the Company purchased 1.97 acres of land adjacent to its Lawrence Commons Shopping Center investment in Lawrenceburg, Tennessee for approximately $100,000 cash. The parcel of land was purchased to allow for an expansion of the anchor tenant space by approximately 20,000 square feet. The anchor tenant's annual rent increased by 11% of the land cost from the date of purchase. The Company committed to reimburse the anchor tenant for the cost of the expansion, not to exceed $2,100,000, however, the tenant has elected to fund the expansion and not seek reimbursement from the Company.

         The Company has entered into a contract to purchase a shopping center investment for a purchase price of $5,750,000 which is scheduled to close during the third quarter of 1997.

9.       Subsequent Events

         On July 1, 1997, the Company acquired Greenwood Shopping Center in Palm Springs, Florida for $13,006,000 cash, consisting of the initial purchase price of $12,950,000 and approximately $56,000 of acquisition costs.

         On July 17, 1997, the Company repaid four mortgage notes payable aggregating approximately $30,881,000 which were scheduled to mature on August 1, 1997. The interest rate on three of such mortgages aggregating $27,821,000 was 7.6% and the rate on the fourth mortgage was 9.375%. The repayment of these mortgages was funded by borrowings under the Company's revolving term loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Material Changes in Financial Condition. During the six months ended June 30, 1997, the Company received cash proceeds of approximately $49,534,000 from the issuance of 4,653,747 shares of its common stock at $11.25 per share and borrowed $11,700,000 under its revolving term loan. It utilized funds of a) $54,799,000 to repurchase $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003, consisting of cash of approximately $38,224,000 and the issuance of 1,500,000 shares of common stock, valued for the purposes of the exchange at $11.05 per share, b) $30,979,000 for the acquisition of four shopping center investments, consisting of cash of approximately $22,936,000 and mortgage debt of approximately $8,043,000 secured by two of the centers, and c) $3,800,000 to repay a 9.75% mortgage at maturity. Additionally, $135,000 of the Company's 7.3% convertible subordinated debentures were converted into 11,998 shares of common stock at $11.25 per share.

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

         Material Changes in Results of Operations. During the quarter ended June 30, 1997, rental income from the Company's core portfolio of shopping center investments increased approximately $516,000. This increase includes approximately $118,000 of additional income earned from two property expansions completed during 1996. The increase in the Company's core portfolio income was supplemented by approximately $1,167,000 of income earned from two shopping center investments acquired in August and November 1996 and four shopping center investments acquired during the first six months of 1997. Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately $176,000 and $170,000 during the quarters ended June

30, 1997 and 1996, respectively. Percentage rental income is recorded upon collection based on the tenant's lease years.

         During the first six months of 1997, rental income from the Company's core portfolio of shopping center investments increased approximately $959,000. This increase includes approximately $229,000 of additional income earned from two property expansions completed during 1996. The increase in the Company's core portfolio income was offset by approximately $65,000 less income earned on one investment sold during the first quarter of 1996 and was supplemented by approximately $1,896,000 of income earned from the six shopping center investments acquired in 1996 and the first six months of 1997. Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately $460,000 and $363,000 during the quarters ended June 30, 1997 and 1996, respectively. Percentage rental income is recorded upon collection based on the tenant's lease years.

         The $70,000 decrease in interest income during the quarter ended June 30, 1997 was primarily due to approximately $83,000 less income earned on short-term money market investments offset by interest income earned on purchase-money mortgages taken back on the sales of two investments in December 1996.

         The $86,000 increase in interest income during the six months ended June 30, 1997 was primarily due to interest income earned on purchase-money mortgages taken back on the sales of three investments during 1996 offset by approximately $26,000 less income earned on short-term money market investments.

         During the quarter and six months ended June 30, 1997, interest income on direct financing leases decreased approximately $99,000 and $194,000, respectively. These decreases were primarily due to the sale of two Wal-Mart investments in December 1996. During 1997, the Company received percentage rental of approximately $49,000 from one of its remaining Wal-Mart investments, compared to approximately $44,000 received in 1996.

         Operating expenses related to the Company's core portfolio of real estate investments increased approximately $138,000 and $251,000 for the quarter and six months ended June 30, 1997, respectively. Additionally, approximately $261,000 and $404,000 of operating expenses were incurred during the quarter and six months ended June 30, 1997, respectively, by the six shopping center investments acquired by the Company during 1996 and the first six months of 1997.

         The $91,000 and $380,000 net decreases in interest expense on mortgages during the quarter and six months ended June 30, 1997, respectively, were primarily due to various mortgages repaid or refinanced during 1996 and the first six months of 1997, partially offset by the assumption of a $6,793,000 mortgage bearing interest at 7.865% upon the acquisition of Grassland Crossing in February 1997 and the $1,250,000 purchase-money mortgage bearing interest at 9.00% taken upon the acquisition of Powers Ferry Plaza in May 1997. During the first quarter of 1997, the Company repaid at maturity a $3,800,000 mortgage bearing interest at 9.75%. During 1996, the Company (a) repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%, (b) repaid at maturity a $1,052,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) prepaid a $2,727,000 mortgage bearing interest at 9.375%, (d) prepaid a $57,000 mortgage bearing interest at 8.50% and
(e) repaid at maturity a $3,850,000 mortgage bearing interest at 9.50%.

         Interest on debentures decreased approximately $1,002,000 and $1,826,000 during the quarter and six months ended June 30, 1997, respectively, due to the repurchase of $54,799,000 and the conversion of $135,000 of the debentures during the first quarter of 1997.

         The increase in interest on senior notes during the six months ended June 30, 1997 was due to the issuance in March 1996 of $50 million of 7.45% senior notes due April 2001.

         Interest expense on bank indebtedness increased approximately $297,000 for the quarter ended June 30, 1997. The Company had average borrowings of approximately $16,732,000 at an effective interest rate of 7.25% under its bank credit facility during the quarter ended June 30, 1997 and no amounts outstanding during the quarter ended June 30, 1996. In addition, the Company incurred commitment fees of approximately $52,000 and $62,000 for the quarters ended June 30, 1997 and 1996, respectively, based on the aggregate unused portion of the commitment.

         Interest expense on bank indebtedness decreased approximately $143,000 for the six months ended June 30, 1997. The Company had average borrowings of approximately $12,863,000 and $15,063,000 at effective interest rates of 7.16% and 8.05%, respectively, under its bank credit facility during the six months ended June 30, 1997 and 1996, respectively. In addition, the Company incurred commitment fees of approximately $108,000 and $101,000 for the six months ended June 30, 1997 and 1996, respectively, based on the aggregate unused portion of the commitment.

         The increases in depreciation expense during the quarter and six months ended June 30, 1997 were primarily due to the six shopping center investments acquired during 1996 and the first six months of 1997.

         Amortization of debt costs decreased during the quarter and six months ended June 30, 1997 due to the repurchase of $54,799,000 and the conversion of $135,000 of the Company's convertible subordinated debentures during the first quarter of 1997.

         The decrease in general and administrative expenses during the six months ended June 30, 1997 was primarily due to decreases in employee benefit costs and insurance costs.

         Funds from Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net earnings before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest on debentures and amortization of convertible debenture costs is added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the quarter and six months ended June 30, 1997 and 1996. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters and six month periods ended June 30, 1997 and 1996:

                                      Three Months Ended            Six Months Ended
                                           June 30,                      June 30,
                                     -------------------           -------------------
                                     1997           1996           1997           1996
                                     ----           ----           ----           ----
Net Earnings                    $  5,658,714   $  3,958,184   $ 11,116,988   $  8,068,206

Loss (gain)on real estate
  investments                             --         12,874             --       (194,622)

Loss on extinguishment
  of debt                                 --         16,500             --         16,500

Depreciation                       2,819,981      2,532,253      5,581,827      5,187,898

Amortization of
  capitalized leasing fees            63,693         55,145        123,890        108,355

Amortization of
  capitalized leasing income          30,286         54,348         55,879        107,270
                                ------------   ------------   ------------   ------------

Funds from operations              8,572,674      6,629,304     16,878,584     13,293,607

Interest on debentures               546,971      1,549,515      1,272,942      3,099,030

Amortization of
  convertible debenture costs         32,277         91,440         75,774        182,880
                                ------------   ------------   ------------   ------------

Fully diluted funds from
  operations                    $  9,151,922   $  8,270,259   $ 18,227,300   $ 16,575,517
                                ============   ============   ============   ============

Fully diluted weighted
  average shares                  34,705,711     33,284,852     34,613,984     33,267,829
                                ============   ============   ============   ============

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the quarters and six-month periods ended June 30, 1997 and 1996:


                           Three Months Ended        Six Months Ended
                                June 30,                  June 30,
                           ------------------        ----------------
                           1997         1996         1997         1996
                           ----         ----         ----         ----
Tenant Improvements:
  Shopping Centers      $  142,295   $  181,225   $  232,123   $  375,492
  Industrial                 5,483      170,739        9,065      348,399
                        ----------   ----------   ----------   ----------

    Total Tenant
    Improvements           147,778      351,964      241,188      723,891
                        ----------   ----------   ----------   ----------

Capital Expenditures:
  Shopping Centers         258,485      409,946      375,629      497,276
  Apartment                 56,618       33,109       61,992       86,360
  Industrial                    --      157,690           --      157,992
                        ----------   ----------   ----------   ----------

    Total Capital
    Expenditures           315,103      600,745      437,621      741,628
                        ----------   ----------   ----------   ----------

Total Improvements      $  462,881   $  952,709   $  678,809   $1,465,519
                        ==========   ==========   ==========   ==========

Leasing Fees            $   76,040   $   41,535   $  119,158   $  143,739
                        ==========   ==========   ==========   ==========


         Tenant improvements reflected above do not include leasing fees. Leasing fees are recorded as deferred assets and expensed on the straight line basis over the lives of the respective leases in operating expenses of real estate investments.

                           PART II. OTHER INFORMATION


Item 4. Results of Votes of Security Holders.

         The Annual Meeting of Shareholders of the Company was held May 9, 1997 with 28,079,816 shares represented by proxy, or approximately 88% of the 32,016,752 shares outstanding as of the March 21, 1997 record date. The following matters were voted upon by shareholders of the Company:

         1. The election of seven directors to hold office until their successors are elected and qualified. All seven directors were elected, with at least 99.38% of the shares represented at the meeting voting in favor of all the nominees as directors. The following table lists the votes cast for and against each director:

                     DIRECTOR                   FOR            AGAINST
                     --------                   ---            -------
                  Donald W. MacLeod          27,909,434        170,382
                  Thomas H. McAuley          27,915,464        164,352
                  Mary M. Thomas             27,913,770        166,046
                  Homer B. Gibbs, Jr.        27,913,471        166,345
                  Samuel W. Kendrick         27,913,808        166,013
                  Bruce A. Morrice           27,912,947        166,869
                  James H. Nobil             27,905,820        173,996

         2. The amendment of Article XIII of the Company's Articles of Incorporation, in accordance with recently adopted policies of the New York Stock Exchange, to indicate that nothing in the Articles of Incorporation will preclude the settlement of any trade entered into through the facilities of the New York Stock Exchange. The amendment was approved with 27,621,864 shares, or 86.27%, of the shares outstanding voting for and 125,095 shares, or .39%, voting against with 332,857 shares, or 1.04%, abstaining.

         The Annual Meeting of Shareholders of the Company was reconvened on June 5, 1997 with 19,229,346 shares represented by proxy, or approximately 60.06% of the shares outstanding as of the March 21, 1997 record date. The only matter voted upon by shareholders of the Company was the amendment of Article VI of the Company's Articles of Incorporation to authorize the Company to issue, in one or more series, up to 10,000,000 shares of $1.00 par value Preferred Stock which shall not have more than one vote per share. The amendment was approved with 16,713,756 shares, or 52.20%, of the shares outstanding voting for and 2,070,220 shares, or 6.47%, voting against with 445,370 shares, or 1.39%, abstaining.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (3)(a)    Amended and Restated Articles of
                            Incorporation.

                  (10)(f.1) Consulting Agreement between the Company and Donald
                            W. MacLeod dated June 12, 1997.

                  (10)(h.1) First Amendment to Loan Agreement dated June 30,
                            1997 amending the Company's $100 million revolving term loan agreement dated December 15, 1995 which was filed as an exhibit to the Company's Form
                            8-K dated January 2, 1996, to which reference is hereby made.

                  (10)(h.2) Second Amendment to Loan Agreement dated July 1,
                            1997 amending the Company's Company's $100 million revolving term loan agreement dated December 15, 1995 which was filed as an exhibit to the Company's Form 8-K dated January 2, 1996, to which reference is hereby made.

                  (27)      Financial Data Schedule (for S.E.C. use only).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                        IRT PROPERTY COMPANY


Date: July 28, 1997                     /s/ Thomas H. McAuley
      -------------                     ----------------------------------------
                                        Thomas H. McAuley
                                        President & Chief Executive
                                        Officer


Date: July 28, 1997                     /s/ Mary M. Thomas
      -------------                     ----------------------------------------
                                        Mary M. Thomas
                                        Executive Vice President &
                                        Chief Financial Officer