Form 10-Q
period 1997-09-30
IRT PROPERTY CO
filed 1997-11-03
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        September 30, 1997
                               -------------------------------------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                         to
                               ------------------------   ----------------------

Commission File Number       1-7859
                       ---------------------------------------------------------

                              IRT PROPERTY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                       58-1366611
 -------------------------------             -----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                                    30339
 -------------------------------             -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at November 3, 1997
-------------------------------       -------------------------------
 Common Stock, $1 Par Value                   32,230,710 Shares

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                                          September 30,          December 31,
                                                                                              1997                    1996
                                                                                          -------------          -------------
                                                                                          (Unaudited)
ASSETS
Real estate investments:
  Rental properties                                                                        $514,730,879           $463,392,557
  Accumulated depreciation                                                                  (65,401,285)           (56,881,888)
                                                                                           ------------           ------------

                                                                                            449,329,594            406,510,669
  Net investment in direct financing leases                                                   4,736,023              4,826,059
  Investment in joint venture                                                                   355,832                355,832
  Mortgage loans, net of interest discounts of $189,824
   in 1997 and $222,881 in 1996                                                               9,340,614             13,182,520
                                                                                           ------------           ------------

      Net real estate investments                                                           463,762,063            424,875,080
Cash and cash equivalents                                                                     6,237,326              3,174,342
Accrued interest receivable                                                                     528,998                488,663
Prepaid expenses and other assets                                                             8,568,568              9,156,606
                                                                                           ------------           ------------

                                                                                           $479,096,955           $437,694,691
                                                                                           ============           ============
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable plus interest premium of
    $15,833 in 1997 and $34,928 in 1996                                                    $ 56,301,598           $ 84,000,628
  7.3% convertible subordinated debentures due
    August 15, 2003                                                                          29,170,000             84,905,000
  7.45% senior notes due April 1, 2001, net of interest
    discount of $58,380 in 1997 and $70,890 in 1996                                          49,941,620             49,929,110
  7.25% senior notes due August 15, 2007, net of interest
    discount of $420,675 in 1997                                                             74,579,325                      -
  Indebtedness to banks                                                                               -             15,000,000
  Accrued interest on debentures                                                                272,091              2,341,488
  Accrued interest on 7.45% senior notes                                                      1,862,500                931,250
  Accrued interest on 7.25% senior notes                                                        679,688                      -
  Accrued expenses and other liabilities                                                      9,565,232              6,177,293
  Deferred income taxes                                                                       1,055,000              1,055,000
                                                                                           ------------           ------------

      Total liabilities                                                                     223,427,054            244,339,769
                                                                                           ------------           ------------

Commitments and Contingencies (Note 10)
Shareholders' Equity:
  Common stock, $1 par value, authorized 75,000,000
    shares; 32,225,379 shares issued and outstanding in
    1997 and 25,807,302 shares in 1996                                                       32,225,379             25,807,302
  Preferred stock, $1 par value, authorized 10,000,000
    shares; none issued                                                                               -                      -
  Additional paid-in capital                                                                262,187,007            201,273,343
  Cumulative distributions in excess of net earnings                                        (38,742,485)           (33,725,723)
                                                                                           ------------           ------------
      Total shareholders' equity                                                            255,669,901            193,354,922
                                                                                           ------------           ------------
                                                                                           $479,096,955           $437,694,691
                                                                                           ============           ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   For the Three- and Nine-Month Periods Ended
                           September 30, 1997 and 1996
                                   (Unaudited)


                                                           Three Months Ended                       Nine Months Ended
                                                             September 30,                            September 30,
                                                      -------------------------                ------------------------
                                                       1997                1996                1997                1996
                                                       ----                ----                ----                ----
Revenues:
  Income from rental properties                     $16,713,767         $14,522,236         $48,255,149         $43,273,725
  Interest                                              344,613             394,924           1,067,157           1,031,194
  Interest on direct financing leases                   130,514             228,932             442,640             734,982
                                                    -----------         -----------         -----------         -----------

                                                     17,188,894          15,146,092          49,764,946          45,039,901
                                                    -----------         -----------         -----------         -----------
Expenses:
  Operating expenses of real estate
    investments                                       3,860,244           2,982,625          10,377,122           8,767,919
  Interest on mortgages                               1,345,460           1,897,645           4,987,793           5,919,499
  Interest on debentures                                539,499           1,549,519           1,812,441           4,648,549
  Interest on 7.45% senior notes                        935,420             904,261           2,806,260           1,893,451
  Interest on 7.25% senior notes                        685,013                   -             685,013                   -
  Interest on indebtedness to banks                     524,285              69,690           1,095,560             784,216
  Depreciation                                        2,937,570           2,540,331           8,519,397           7,728,229
  Amortization of debt costs                            105,165             155,334             308,826             440,072
  General & administrative                              772,412             951,517           2,571,720           2,872,712
                                                    -----------         -----------         -----------         -----------

                                                     11,705,068          11,050,922          33,164,132          33,054,647
                                                    -----------         -----------         -----------         -----------
      Earnings before gain (loss) on real
        estate investments and
        extraordinary item                            5,483,826           4,095,170          16,600,814          11,985,254
Gain (loss) on real estate investments:
  Gain (loss) on sales of properties                          -                   -                   -             194,622
                                                    -----------         -----------         -----------         -----------
      Earnings before extraordinary item              5,483,826           4,095,170          16,600,814          12,179,876
Extraordinary loss on extinguishment of
  debt                                                        -                   -                   -             (16,500)
                                                    -----------         -----------         -----------         -----------

    Net earnings                                    $ 5,483,826         $ 4,095,170         $16,600,814         $12,163,376
                                                    ===========         ===========         ===========         ===========
Per Share:
  Earnings before extraordinary item                $      0.17         $      0.16         $      0.52         $      0.47
  Extraordinary item                                          -                   -                   -                   -
                                                    -----------         -----------         -----------         -----------

    Net earnings                                    $      0.17         $      0.16         $      0.52         $      0.47
                                                    ===========         ===========         ===========         ===========


Weighted average number of shares
outstanding                                          32,131,067          25,765,568          31,723,091          25,735,777
                                                    ===========         ===========         ===========         ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                        Additional          Distributions             Total
                                                     Common              Paid-In            in Excess of          Shareholders'
                                                      Stock               Capital            Net Earnings             Equity
                                                     ------             ----------          -------------         -------------

Balance at December 31, 1995                       $25,689,002          $200,318,168         $ (27,377,023)         $198,630,147
Net earnings for period                                      -                     -            12,163,376            12,163,376
Cash dividends paid -
  $.675 per share                                            -                     -           (17,365,025)          (17,365,025)
Issuance of shares under
  Dividend Reinvestment
   Plan, net                                            89,270               695,787                     -               785,057

Exercise of Incentive Stock
  Options, net                                           2,300                15,238                     -                17,538

Issuance of shares for the
  acquisition of properties                              3,339                27,378                     -                30,717
                                                   -----------          ------------         -------------          ------------

Balance at September 30, 1996                      $25,783,911          $201,056,571         $ (32,578,672)         $194,261,810
                                                   ===========          ============         =============          ============

Balance at December 31, 1996                       $25,807,302          $201,273,343         $ (33,725,723)         $193,354,922
Net earnings for period                                      -                     -            16,600,814            16,600,814
Cash dividends paid -
  $.675 per share                                            -                     -           (21,617,576)          (21,617,576)
Issuance of shares under
  Dividend Reinvestment
   Plan, net                                           163,436             1,640,009                     -             1,803,445

Conversion of debentures,
  net                                                   83,191               828,213                     -               911,404

Exercise of Incentive Stock
  Options, net                                          17,703                87,548                     -               105,251

Issuance of common stock,
  net                                                4,653,747            44,880,749                     -            49,534,496

Issuance of shares for the
  acquisition of convertible
  debentures, net                                    1,500,000            13,477,145                     -            14,977,145
                                                   -----------          ------------         -------------          ------------

Balance at September 30, 1997                      $32,225,379          $262,187,007         $ (38,742,485)         $255,669,901
                                                   ===========          ============         =============          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                     1997                    1996
                                                                     ----                    ----
Cash flows from operating activities:
  Net earnings                                                   $ 16,600,814             $12,163,376
  Adjustments to reconcile earnings to net cash from
    operating activities:
      Depreciation                                                  8,519,397               7,728,229
      Gain on real estate investments                                       -                (194,622)
      Extraordinary loss                                                    -                  16,500
      Amortization of debt costs and discount                         326,661                 448,512
      Amortization of capital leasing income                           90,036                 163,084
                                                                 ------------             -----------

                                                                   25,536,908              20,325,079
      Changes in accrued assets and liabilities:
        Decrease in accrued interest on debentures                 (2,069,397)             (1,549,516)
        Increase in accrued interest on 7.45% senior notes            931,250               1,914,236
        Increase in accrued interest on 7.25% senior notes            679,688                       -
        Increase in interest receivable, prepaid
          expenses and other assets                                  (588,123)               (791,360)
        Increase in accrued expenses and other
          liabilities                                               3,387,939               3,074,412
                                                                 ------------             -----------

      Net cash flows from operating activities                     27,878,265              22,972,851
                                                                 ------------             -----------
Cash flows from (used in) investing activities:
  Proceeds from sales of properties, net                                    -               1,589,442
  Additions to real estate investments, net -
    Acquisitions, expansions and renovations                      (41,851,605)             (6,379,903)
    Improvements                                                   (1,444,026)             (2,083,911)
  Collections of mortgage loans, net                                3,841,906                  79,940
                                                                 ------------             -----------

      Net cash flows used in investing activities                 (39,453,725)             (6,794,432)
                                                                 ------------             -----------
Cash flows from (used in) financing activities:
  Cash dividends paid, net                                        (19,814,131)            (16,579,968)
  Issuance of common stock, net                                    49,534,496                       -
  Exercise of Incentive Stock Options                                 105,251                  17,538
  Principal amortization of mortgage notes payable, net              (901,567)               (943,131)
  Repayment of mortgage notes payable, net                        (34,840,154)            (10,098,751)
  Decrease in bank indebtedness, net                              (15,000,000)            (34,900,000)
  Issuance of 7.45% senior notes, net                                       -              49,394,325
  Issuance of 7.25% senior notes, net                              73,824,000                       -
  Repurchase of 7.3% convertible subordinated
    debentures, net                                               (38,269,338)                      -
  Cash in lieu of fractional shares on conversion of
    debentures                                                           (113)                      -
  Extraordinary item -
    Loss on extinguishment of debt                                          -                 (16,500)
                                                                 ------------             -----------

      Net cash flows from (used in) financing
        activities                                                 14,638,444             (13,126,487)
                                                                 ------------             ----------
Net increase in cash and cash equivalents                           3,062,984               3,051,932
Cash and cash equivalents at beginning of period                    3,174,342                  16,400
                                                                 ------------             -----------
Cash and cash equivalents at end of period                       $  6,237,326             $ 3,068,332
                                                                 ============             ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                     1997           1996
                                                                     ----           ----

Supplemental disclosures of cash flow information:

Cash paid during the period
for interest related to:
  Mortgage notes payable                                          $ 4,961,283   $ 6,005,088
  Convertible subordinated debentures                               3,881,838     6,198,065
  7.45% Senior notes, including $29,225 capitalized in 1996         1,862,500        83,500
  7.25% Senior notes                                                  426,000             -
  Indebtedness to banks, including $2,853
    capitalized in 1996                                             1,225,019       961,276
                                                                  -----------   -----------
      Total cash paid during the period for interest              $12,356,640   $13,247,929
                                                                  ===========   ===========
Supplemental schedule of noncash investing and
financing activities:

Acquisitions, expansions and renovations:
  Cost of acquisitions, expansions and renovations                $49,894,296   $ 6,410,620
  Additions to mortgage notes payable                              (8,042,691)            -
  Issuance of common stock                                                  -       (30,717)
                                                                  -----------   -----------
      Cash paid for acquisitions, expansions and
        renovations of real estate investments                    $41,851,605   $ 6,379,903
                                                                  ===========   ===========

Sales of Properties:

  Gross proceeds from sales of properties                         $         -   $ 5,389,442
  Additions to mortgage loans                                               -    (3,800,000)
                                                                  -----------   -----------

      Cash proceeds from sales of properties, net                 $         -   $ 1,589,442
                                                                  ===========   ===========

Repurchase of convertible debentures:

  Convertible debentures repurchased                              $54,799,000   $         -
  Issuance of common stock, net                                   (16,529,662)            -
                                                                  -----------   -----------

      Cash paid for repurchase of convertible debentures          $38,269,338   $         -
                                                                  ===========   ===========

  Issuance of common stock, net                                   $16,529,662   $         -
  Associated unamortized debenture costs                           (1,552,517)            -
                                                                  -----------   -----------

      Net increase in shareholders' equity                        $14,977,145   $         -
                                                                  ===========    ==========

Conversion of debentures:

  Debentures converted                                            $   936,000   $         -
  Associated unamortized debenture costs                              (24,483)            -
  Equity issued on conversion                                        (911,404)            -
                                                                  -----------   -----------

      Cash paid in lieu of fractional shares                      $       113   $         -
                                                                  ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in connection with the Company's Annual Report to Shareholders for the year ended December 31, 1996. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 1997 and 1996 have been recorded. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

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

4.       Issuance of 7.25% Senior Notes

         On August 15, 1997, the Company issued $75,000,000 of 7.25% senior notes due August 15, 2007. The senior notes were issued at a discount of $426,000 which will be amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled $73,824,000.

         Interest on the senior notes is payable semi-annually on February 15 and August 15. Costs associated with the issuance of the senior notes totaled approximately $750,000 and are being amortized over the life of the notes.

5.       Issuance of Common Stock

         On January 14 and 22, 1997, the Company completed the offering of 4,653,747 shares of its common stock at $11.25 per share. The net proceeds from the offering totaled approximately $49,534,000.

6.       7.3% Convertible Subordinated Debentures

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

        During the nine months ended September 30, 1997, $936,000 of the 7.3% convertible debentures were converted into 83,191 shares of common stock at $11.25 per share. In addition, on October 3, October 9 and October 22, 1997, $60,000 of the 7.3% convertible debentures were converted into 5,331 shares of common stock at $11.25 per share.

         Based upon the $11.25 conversion price, 2,587,556 authorized but unissued common shares have been reserved for possible issuance if the remaining $29,110,000 of debentures outstanding October 22, 1997 are converted.

7.       Indebtedness to Banks

         Effective June 30, 1997, the Applicable Margins charged for LIBOR-based borrowings under the Company's $100,000,000 unsecured revolving term loan were reduced from a range of 1.3%-1.5% to a range of .95%-1.40%. The Applicable Margin is based upon the rating of the senior unsecured long-term debt obligations of the Company. The Applicable Margin based on the Company's current rating is 1.25%.

         The Company pays a fee of 0.25% per annum of the aggregate unused portion of the commitment. Effective July 1, 1997, this fee was reduced to 0.15% per annum whenever the unused portion is less than fifty percent of the total commitment.

         On July 22, 1997, in accordance with the terms of the $100,000,000 unsecured revolving term loan agreement dated December 15, 1995, the Company extended the maturity date for an additional twelve-month period to January 4, 2001.

8.       Purchase of Rental Properties

         On February 6, 1997, the Company acquired Grassland Crossing in Alpharetta, Georgia for a total cost of $9,907,000, consisting of the initial purchase price of $9,890,000 and approximately $17,000 of acquisition costs. This acquisition was funded by cash of $3,114,000 and the assumption of the $6,793,000 existing mortgage debt with an interest rate of 7.865% maturing December 1, 2016.

         On April 16, 1997, the Company acquired Market Place Shopping Center in Norcross, Georgia for $7,073,000 cash, consisting of the initial purchase price of $6,800,000, $250,000 of capital expenditures and approximately $23,000 of acquisition costs.

         On May 13, 1997, the Company acquired Powers Ferry Plaza in Marietta, Georgia for a total cost of $6,901,000, consisting of the initial purchase price of $6,800,000 and approximately $101,000 of acquisition costs. This acquisition was funded by cash of $5,651,000 and a $1,250,000 purchase-money mortgage with an annual interest rate of 9.00% maturing January 31, 1999.

         On June 17, 1997, the Company acquired Fairview Oaks Shopping Center in Ellenwood, Georgia for $7,110,000 cash, consisting of the initial purchase price of $7,100,000 and approximately $10,000 of acquisition costs.

        On July 1, 1997, the Company acquired Greenwood Shopping Center in Palm Springs, Florida for $13,083,000 cash, consisting of the initial purchase price of $12,950,000 and approximately $133,000 of acquisition costs.

        On August 18, 1997, the Company acquired Madison Centre in Huntsville, Alabama for $5,821,000 cash, consisting of the initial purchase price of $5,765,000 and approximately $56,000 of acquisition costs.

9.       Repayment of Mortgage Loan

        On September 26, 1997, the purchase-money mortgage secured by Valley West Mall in Glendale, Arizona was prepaid. The Company received cash proceeds from this prepayment of approximately $3,587,000.

10.      Commitments and Contingencies

         IRT Capital Corporation, a taxable affiliate of the Company, has entered into a co-development agreement for the development of a Kroger anchored shopping center in Decatur, Georgia. The project will be developed in two phases totaling approximately 140,000 square feet, not including two outparcels, at a total anticipated cost of approximately $14,100,000. The venture may require IRT Property Company to purchase the shopping center upon the completion of Phase I at cost or upon the completion of Phase II at the greater of cost or a 10.75% capitalization rate. It is anticipated that IRT Property Company will ultimately acquire the project upon completion.

         The Company has entered into a contract to purchase a shopping center investment for a purchase price of $16,650,000 which is scheduled to close during the fourth quarter of 1997.

11.      Subsequent Events

         On October 6, 1997, the Company sold Masonova Plaza in Daytona Beach, Florida for a total sales price of $1,000,000. The Company received net cash proceeds from this sale of approximately $909,000 and recognized a gain of approximately $520,000 for financial reporting purposes.

         On October 29, 1997, the Company sold Whitehall Kent Apartments in Kent, Ohio for a total sales price of $5,400,000. The Company received net cash proceeds from this sale of approximately $5,189,000 and recognized a gain of approximately $3,373,000 for financial reporting purposes.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

        Material Changes in Financial Condition. During the nine months ended September 30, 1997, the Company received cash proceeds of approximately $49,534,000 from the issuance of 4,653,747 shares of its common stock at $11.25 per share, net cash proceeds of approximately $73,824,000 from the issuance of $75,000,000 of senior notes due August 15, 2007 and cash proceeds of approximately $3,587,000 from the prepayment of a mortgage loan. It utilized funds of a) $54,799,000 to repurchase $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003, consisting of cash of approximately $38,224,000 and the issuance of 1,500,000 shares of common stock, valued for the purposes of the exchange at $11.05 per share, b) $49,895,000 for the acquisition of six shopping center investments, consisting of cash of approximately $41,852,000 and mortgage debt of approximately $8,043,000 secured by two of the centers, c) $3,800,000 to repay a 9.75% mortgage at maturity, (d) $27,721,000 to repay three mortgage notes payable at a rate of 7.6% at maturity, e) $3,155,000 to repay a 9.375% mortgage at maturity, and f) $15,000,000 to repay the outstanding balance of its unsecured revolving term loan. Additionally, $936,000 of the Company's 7.3% convertible subordinated debentures were converted into 83,191 shares of common stock at $11.25 per share.

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

        Material Changes in Results of Operations. During the quarter ended September 30, 1997, rental income from the Company's core portfolio of shopping center investments increased approximately $229,000. This increase includes approximately $116,000 of additional income earned from two property expansions completed during 1996. The increase in the Company's core portfolio income was offset by approximately $29,000 less income earned on one investment sold during the first quarter of 1996 and was supplemented by approximately $1,991,000 of income earned from two shopping center investments acquired in August and November 1996 and six shopping center investments acquired during the first nine months of 1997. Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately $138,000 and $169,000 during the quarters ended September 30, 1997 and 1996, respectively. Percentage rental income is recorded upon collection based on the tenant's lease years.

        During the first nine months of 1997, rental income from the Company's core portfolio of shopping center investments increased approximately $1,188,000. This increase includes approximately $344,000 of additional income earned from two property expansions completed during 1996. The increase in the Company's core portfolio income was offset by approximately $94,000 less income earned on one investment sold during the first quarter of 1996 and was supplemented by approximately $3,887,000 of income earned from the eight shopping center investments acquired in 1996 and the first nine months of 1997. Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately $598,000 and $532,000 during the nine months ended September 30, 1997 and 1996, respectively. Percentage rental income is recorded upon collection based on the tenant's lease years.

        The $50,000 decrease in interest income during the quarter ended September 30, 1997 was primarily due to approximately $75,000 less income earned on short-term money market investments offset by interest income earned on purchase-money mortgages taken back on the sales of two investments in December 1996.

        The $36,000 increase in interest income during the nine months ended September 30, 1997 was primarily due to interest income earned on purchase-money mortgages taken back on the sales of three investments during 1996 offset by approximately $86,000 less income earned on short-term money market investments.

        During the quarter and nine months ended September 30, 1997, interest income on direct financing leases decreased approximately $98,000 and $292,000, respectively. These decreases were primarily due to the sale of two Wal-Mart investments in December 1996. During 1997, the Company received percentage rental of approximately $49,000 from one of its remaining Wal-Mart investments, compared to approximately $44,000 received in 1996.

        Operating expenses related to the Company's core portfolio of real estate investments increased approximately $439,000 and $845,000 for the quarter and nine months ended September 30, 1997, respectively. Additionally, approximately $445,000 and $848,000 of operating expenses were incurred during the quarter and nine months ended September 30, 1997, respectively, by the eight shopping center investments acquired by the Company during 1996 and the first nine months of 1997.

        The $552,000 and $932,000 net decreases in interest expense on mortgages during the quarter and nine months ended September 30, 1997, respectively, were primarily due to various mortgages repaid or refinanced during 1996 and the first nine months of 1997, partially offset by the assumption of a $6,793,000 mortgage bearing interest at 7.865% upon the acquisition of Grassland Crossing in February 1997 and the $1,250,000 purchase-money mortgage bearing interest at 9.00% taken upon the acquisition of Powers Ferry Plaza in May 1997. During 1997, the Company a) repaid at maturity a $3,800,000 mortgage bearing interest at 9.75%, b) repaid at maturity three mortgages aggregating $27,721,000 bearing interest at 7.6% and, c) repaid at maturity a $3,155,000 mortgage bearing interest at 9.375%. During 1996, the Company a) repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%, b) repaid at maturity a $1,052,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), c) prepaid a $2,727,000 mortgage bearing interest at 9.375%, d) prepaid a $57,000 mortgage bearing interest at 8.5% and e) repaid at maturity a $3,850,000 mortgage bearing interest at 9.5%.

        Interest on debentures decreased approximately $1,010,000 and $2,836,000 during the quarter and nine months ended September 30, 1997, respectively, due to the repurchase of $54,799,000 of the debentures during the first quarter of 1997 and the conversion of $936,000 of the debentures during the nine months ended September 30, 1997.

        The increase in interest on 7.45% senior notes during the nine months ended September 30, 1997 was due to the issuance in March 1996 of $50 million of 7.45% senior notes due April 2001.

        The increase in interest on 7.25% senior notes during the quarter and nine months ended September 30, 1997 was due to the issuance in August 1997 of $75 million of 7.25% senior notes due August 2007.

        Interest expense on bank indebtedness increased approximately $455,000 and $311,000 for the quarter and nine months ended September 30, 1997, respectively. The Company had average borrowings of approximately $27,108,000 and $335,000 at effective rates of 6.94% and 8.25%, respectively, under its bank credit facility during the quarters ended September 30, 1997 and 1996, respectively. The Company had average borrowings of approximately $17,663,000 and $11,232,000 at effective interest rates of 7.05% and 7.25%, respectively, under its bank credit facility during the nine months ended September 30, 1997 and 1996, respectively. In addition, the Company incurred commitment fees of approximately $43,000 and $63,000 for the quarters ended September 30, 1997 and 1996, respectively, and approximately $151,000 and $164,000 for the nine months ended September 30, 1997 and 1996, respectively, based on the aggregate unused portion of the commitment. See Note 7 to the consolidated financial statements for a description of the reduction in the Applicable Margin charged on LIBOR borrowings and the change in the commitment fee payable under the Company's unsecured revolving term loan effective July 1, 1997.

        The increases in depreciation expense during the quarter and nine months ended September 30, 1997 were primarily due to the eight shopping center investments acquired during 1996 and the first nine months of 1997.

        Amortization of debt costs decreased during the quarter and nine months ended September 30, 1997 due to the repurchase of $54,799,000 during the first quarter of 1997 and the conversion of $936,000 of the Company's convertible subordinated debentures during the nine months ended September 30, 1997. These decreases were partially offset by the amortization of costs associated with the issuance of $75 million of 7.25% senior notes in August 1997.

        The decrease in general and administrative expenses during the nine months ended September 30, 1997 was primarily due to decreases in employee benefit costs and an increase in overhead costs capitalized in connection with acquisitions. In addition, the Company has a policy of allocating management fees to operating expenses of real estate investments with a resultant offset in general and administrative expenses. The management and leasing of the eight centers acquired during 1996 and 1997 is being accomplished without additions to the Company's personnel, and, as such, the management fee allocation for these acquisitions has resulted in a decrease in general and administrative expenses.

        Funds from Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net earnings before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest on debentures and amortization of convertible debenture costs is added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the quarter and nine months ended September 30, 1997 and 1996. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

        The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters and nine-month periods ended September 30, 1997 and 1996:

                                                        Three Months Ended                       Nine Months Ended
                                                          September 30,                            September 30,
                                                      -----------------------                ------------------------
                                                      1997               1996                1997                1996
                                                      ----               ----                ----                ----
Net Earnings                                       $ 5,483,826        $ 4,095,170         $16,600,814         $12,163,376
Loss (gain)on real estate
  investments                                                -                  -                   -            (194,622)

Loss on extinguishment
  of debt                                                    -                  -                   -              16,500

Depreciation                                         2,937,570          2,540,331           8,519,397           7,728,229

Amortization of
  capitalized leasing fees                              62,600             59,975             186,490             168,330

Amortization of
  capitalized leasing income                            34,157             55,814              90,036             163,084
                                                   -----------        -----------         -----------         -----------
Funds from operations                                8,518,153          6,751,290          25,396,737          20,044,897

Interest on debentures                                 539,499          1,549,519           1,812,441           4,648,549

Amortization of
  convertible debenture costs                           31,846             91,440             107,620             274,320
                                                   -----------        -----------         -----------         -----------
Fully diluted funds from
  operations                                       $ 9,089,498        $ 8,392,249         $27,316,798         $24,967,766
                                                   ===========        ===========         ===========         ===========

Fully diluted weighted
  average shares                                    34,767,181         33,312,679          34,665,611          33,282,888
                                                   ===========        ===========         ===========         ===========

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the quarters and nine-month periods ended September 30, 1997 and 1996:


                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                                   ----------------------               -----------------------
                                                   1997              1996               1997               1996
                                                   ----              ----               ----               ----
Tenant Improvements:
  Shopping Centers                               $405,023          $156,134         $  637,146         $  531,626
  Industrial                                          241             1,060              9,306            349,459
                                                 --------          --------         ----------         ----------
    Total Tenant
     Improvements                                 405,264           157,194            646,452            881,085
                                                 --------          --------         ----------         ----------
Capital Expenditures:
  Shopping Centers                                266,345           303,162            641,974            800,438
  Apartment                                        59,077           157,956            121,069            244,316
  Industrial                                       34,531                80             34,531            158,072
                                                 --------          --------         ----------         ----------
    Total Capital
     Expenditures                                 359,953           461,198            797,574          1,202,826
                                                 --------          --------         ----------         ----------
Total Improvements                               $765,217          $618,392         $1,444,026         $2,083,911
                                                 ========          ========         ==========         ==========

Leasing Fees                                     $ 61,651          $ 69,726         $  180,809         $  213,465
                                                 ========          ========         ==========         ==========



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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             (27)    Financial Data Schedule (for S.E.C. use only).

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated July 1, 1997, reporting under items 2 and 7 the acquisition of three shopping center investments for a total cost to the Company of approximately $27,000,000, which Form 8-K is incorporated herein by reference.

         The Company filed a Current Report on Form 8-K dated August 15, 1997 (date of event reported August 15, 1997), reporting under items 5 and 7 the completion of the offering of $75 million of 7.25% senior notes (the "Notes") due August 15, 2007, which Form 8-K is incorporated herein by reference. The offering of the Notes was made pursuant to a Prospectus Supplement dated August 15, 1997 relating to the Prospectus dated November 9, 1995 filed with the Company's Shelf Registration Statement No. 33-63523 on Form S-3.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                                IRT PROPERTY COMPANY


Date: November 3, 1997                          /s/ Thomas H. McAuley
      ----------------                          -----------------------------
                                                Thomas H. McAuley
                                                President & Chief Executive
                                                Officer


Date: November 3, 1997                          /s/ Mary M. Thomas
      ----------------                          -----------------------------
                                                Mary M. Thomas
                                                Executive Vice President &
                                                Chief Financial Officer