Form 10-K405
period 1997-12-31
IRT PROPERTY CO
filed 1998-03-04
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
                                             -----------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

Commission File Number                                                  1-7859
-------------------------------------------------------------------------------
                              IRT PROPERTY COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                        58-1366611
-------------------------------------               --------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

200 Galleria Parkway, Suite 1400
      Atlanta, Georgia                                         30339
----------------------------------------            --------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (770) 955-4406
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
            Title of each class                            which registered
            -------------------                        ------------------------

           Shares of Common Stock                       New York Stock Exchange
               $1 Par Value

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant at February 25, 1998 was $380,745,957.

32,452,962 shares of Common Stock, $1 Par Value, were outstanding at February 25, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders of the Company to be filed pursuant to Regulation 14A.

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

         The Company, like its predecessor, Investors Realty Trust, has elected since inception to be treated as a "Real Estate Investment Trust" ("REIT") under the Internal Revenue Code (the "Code"). The Company intends to continue such election, although it is not required to do so. For the special provisions applicable to REITs, reference is made to Sections 856-860 of the Code, as amended.

         The Company has three wholly-owned subsidiaries. IRT Management Company ("IRTMC") was formed in 1990. The only business conducted thus far by IRTMC has been the purchase of a portion of the Company's 2% convertible subordinated debentures, which were redeemed in 1992, although it may engage in other activities in the future. VW Mall, Inc. ("VWM") was formed in July 1994. Upon its formation, VWM purchased the land underlying Valley West Mall and held the purchase-money mortgage taken back on the sale of Valley West Mall in 1996. This purchase-money mortgage was prepaid in September 1997. IRT Alabama, Inc. ("IRTAL") was formed in August 1997. Upon its formation, IRTAL purchased Madison Centre in Huntsville, Alabama.

         IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was formed under the laws of Georgia in 1996. IRTCC has the ability to develop properties, buy and sell properties, provide equity to developers who are merchant builders and perform third-party management, leasing and brokerage. The Company holds 96% of the non-voting common stock and 1% of the voting common stock of IRTCC. The remaining voting common stock is currently held by a member of the Board of Directors and an executive officer of the Company. IRTCC is included in the Company's consolidated financial statements but is taxed as a regular corporation and not as a REIT.

         Financial Information and Description of Business. The Company's sole business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on neighborhood and community shopping centers in the Southeastern United States. The Company's investment portfolio also includes some industrial and other properties, and to a lesser extent various purchase-money mortgages taken back on the sales of former equity investments. In addition, the Company has authority to make other types of equity and mortgage investments in real estate. The Company considers its investment activity to consist of a single industry segment.

         For a description of the Company's individual investments and of material developments during 1997 regarding these investments and the Company as a whole, reference is made to Items 2 and 7 hereof. For information regarding the Company's 1997 common stock offering and repurchase of a portion of the 7.3% convertible subordinated debentures, reference is made to Item 7 and to Notes 2 and 8 to the consolidated financial statements. For financial information regarding the Company's 1997 senior note offering, reference is made to Items 6 and 7 and to Notes 2 and 9 to the consolidated financial statements. Readers are also urged to review the Company's Annual Report to Shareholders for the year ended December 31, 1997.

         In making new real estate investments, the Company intends to continue to place primary emphasis on obtaining equity interests in well-located income-producing properties with attractive yields and potential for increases in income and capital appreciation. The Company focuses on neighborhood and community shopping centers, primarily in the Southeastern United States; however, the Company will consider portfolio acquisitions in other regions under circumstances which will allow it to establish and maintain a regional presence. Such focus allows and will allow the Company to establish and maintain strong working relationships with major national and regional retailers which serve such present and future regional markets. The Company also from time to time considers the disposition or exchange of existing investments in order to improve its investment portfolio or increase its funds from operations. Existing investments are continuously reviewed by Company management, and appropriate programs to renovate and modernize properties are designed and implemented in order to improve leasing arrangements, thereby increasing funds from operations and property values. The Company's investment and portfolio management philosophy is designed to implement its overall objective of maximizing funds from operations and distributions to shareholders.

         The Company directly provides property management and leasing services for most of its operating properties. Self-management enables the Company to emphasize and more closely control leasing and property management. Internal property management also provides the Company opportunities for operating efficiencies by enabling it to acquire additional properties without proportionate increases in property management expenses. The Company's property management program is implemented by property management and leasing professionals located in offices in Atlanta, Charlotte, Orlando, Ft. Lauderdale and New Orleans.

         The results of the Company's operations depend upon the performance of its existing investment portfolio, the availability of suitable opportunities for new investments and the yields then available on such investments and the Company's cost of capital. Yields will vary with the type of investment involved, the condition of the financial and real estate markets, the nature and geographic location of the investment, competition and other factors. The performance of a real estate investment company is strongly influenced by the cycles of the real estate industry. As financial intermediaries providing equity funds for real estate projects, real estate investment companies are generally subject to the same market and economic forces as other real estate investors.

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

         For any borrowed funds that may be used in new investment activity, the Company would be in competition with other borrowers seeking both secured and unsecured borrowings in the banking, real estate lending and public debt markets. For a description of the Company's mortgage debt, reference is made to Table V in Item 2 hereof, to Item 7 and to Note 7 to the consolidated financial statements included as a part of this report. For a description of the Company's 7.3% convertible subordinated debentures, reference is made to Item 7 and to
Note 8 to the consolidated financial statements. For a description of the Company's 7.45% senior notes and 7.25% senior notes, reference is made to Item 7 and to Note 9 to the consolidated financial statements. For a description of the Company's $100,000,000 unsecured revolving term loan, reference is made to Item 7 and to Note 10 to the consolidated financial statements.

         Regulation. Investments in real property create a potential for environmental liability on the part of the owner of or any mortgage lender on such real property. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the Company) may, in certain circumstances, be held strictly liable for all costs and liabilities relating to such hazardous substances. In 1989, the Company adopted a policy of obtaining a Phase I environmental study on each property it seeks to acquire.

         The Company's Charlotte, North Carolina industrial facility is among the sites appearing on the Comprehensive Environmental Response, Compensation and Liability Information System List

("CERCLIS List") maintained by the United States Environmental Protection Agency ("EPA"). The CERCLIS List contains sites which have possible environmental contamination. The EPA regularly requests that state environmental agencies conduct screening site investigations ("SSI") at various sites appearing on the CERCLIS List. At the request of the EPA, the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") conducted an SSI at this facility on May 28, 1991. Following receipt of results of such SSI, the DEHNR advised the Company that it would not recommend further action to the EPA with respect to this facility. The Company has been notified that the EPA has determined that no further action is necessary at the site, and the site currently appears in the CERCLIS List as a "delisted" site.

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

         During its soil and groundwater investigation at Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in a groundwater monitoring well (well BB-1) that exceeded the maximum contaminant levels ("MCLs") under the Federal Safe Drinking Water Act. The Company has notified the Louisiana Department of Environmental Quality-Groundwater Protection Division ("LDEQ-GWPD") of such discovery. The Company has been advised that the groundwater impact appears to be very localized, since six other groundwater monitoring wells placed around the initial well did not exhibit any impact. At the request of LDEQ-GWPD, the Company subsequently installed two additional wells in the immediate area of well BB-1 and sampled them at different depths, confirming concentrations of chemicals above MCLs at that location. There can be no assurance that the LDEQ-GWPD will not require remediation, but based on information presently available to the Company and discussions with the Company's environmental consultant, the Company believes the cost of any such remediation would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         Leaking petroleum USTs formerly located at the Company's Venice Plaza Shopping Center in Venice, Florida, have affected soil and groundwater at this center. Kash n' Karry Food Stores, Inc., formerly the Florida food division of Lucky Stores, Inc., operated such USTs at Venice Plaza Shopping Center and is addressing the releases. As of the date of this report, no Corrective Action concerning such leaking USTs has been requested or required of the Company by any federal, state or local agency or any other party.

         Solvents apparently relating to drycleaning activities have been discovered in soil and groundwater in the immediate vicinity of the premises of a current tenant operating a dry cleaning facility at the Company's Westgate Square Shopping Center in Sunrise, Florida. The tenant has agreed to investigate this discovery, and the Company expects to receive a report from the tenant. In addition, the Company has been informed that costs of any necessary Corrective Action may be funded in part through a program established by the State of Florida. No Corrective Action concerning the solvents has been requested or required of the Company by any federal, state or local agency or any other party. Certain other shopping center investments owned by the Company have experienced releases of dry cleaning solvents in the past; however, based upon either state "no-action" letters or consultation with environmental experts, the Company does not believe the cost of addressing these releases would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

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

         Leaking petroleum USTs and other environmental concerns located on property owned by third parties may affect certain properties of the Company. Examples include Gulf Gate Plaza Shopping Center, Naples, Florida; Thomasville Commons, Thomasville, North Carolina; Wesley Chapel Crossing, Decatur, Georgia; Market Place Shopping Center, Norcross, Georgia and Chestnut Square, Brevard, North Carolina. Based on information presently available to the Company, the Company believes that the third party landowners or UST operators are principally responsible for Corrective Action for any such matters. Accordingly, the Company believes that the costs of any such Corrective Action would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         The Company has not commissioned independent environmental analyses with respect to properties acquired prior to 1989, except as required pursuant to a former secured revolving term loan.

Phase I environmental site assessments (which generally did not include environmental sampling, monitoring or laboratory analysis) were implemented by the Company with respect to those properties which the Company acquired from 1989 to the present, prior to the acquisition of such properties. No assurance can be given that hazardous substances are not located on any of the properties. However, the Company has no reason to believe that any environmental contamination has occurred nor any violation of any applicable environmental law, statute, regulation or ordinance exists that would have a material adverse effect on the Company's results of operations, financial position or liquidity. The Company presently carries only limited insurance coverage for the types of environmental risks described above.

         The State of Florida has established a program covering part of the cost of addressing releases of dry cleaning-related solvents from certain dry cleaning facilities in the state. The Company has encouraged its dry cleaning tenants at its Florida properties to enter this program and to investigate whether their operations have resulted in the release of dry cleaning-related solvents. These investigations are ongoing and have resulted in the discovery of releases from dry cleaning tenants to the soil and groundwater at certain Company properties. In addition, dry cleaning solvents are present in the soil at Chastain Square in Atlanta, Georgia, acquired in December 1997. The State of Georgia has issued a letter indicating that no action is contemplated at this site. Based on the information provided to the Company to date, the Company believes that the cost of addressing the releases discovered to date would not have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         Employees. The Company presently employs 52 persons, 2 of whom are on-site maintenance personnel at two of the Company's real estate investments.

Item 2.  Properties.

         The following tables and notes thereto describe the properties in which the Company had investments at December 31, 1997, as well as the mortgage indebtedness to which the Company's investments were subject. Reference is made to Note 3 to the consolidated financial statements included as a part of this report for information on minimum base rentals on noncancellable operating leases for the next five years and thereafter.

I.  EQUITY INVESTMENTS (LAND & BUILDINGS)


    The Company had a fee or leasehold interest in land and improvements thereon as follows:


                                                    Percent                Cost to     Depreciated    Property        Property
                           Date        Area or       Leased      Year      Company        Cost           FFO         Net Income
     Description         Acquired    Rental Units   12/31/97   Completed   12/31/97     12/31/97       1997 (1)       1997 (2)
     -----------         --------    ------------   --------   ---------  -----------  ------------   ----------     ----------
      SHOPPING CENTERS
Abbeville Plaza            4/86      59,525 sq. ft.     50%        1970   $   561,850   $   297,303   $   38,011     $ (18,166)
  Abbeville, SC
Alafaya Commons            11/96    120,586 sq. ft.     99%        1987    10,272,577    10,144,635    1,088,748       970,648
  Orlando, FL
Ambassador Row             12/94    193,982 sq. ft.     98%        1980 &   9,948,645     9,354,326    1,074,977       858,310
  Lafayette, LA                                                    1991
Ambassador Row Courtyard   12/94    155,483 sq. ft.     93%        1986 &  11,742,852    11,073,308    1,106,910       877,207
  Lafayette, LA                                                    1991
Asheville Plaza            4/86      49,800 sq. ft.    100%        1967       405,287       272,327       95,736        84,540
  Asheville, NC
Bluebonnet Village         12/94     90,215 sq. ft.    100%        1983     8,120,564     7,692,907      856,637       713,118
  Baton Rouge, LA
The Boulevard              12/94     68,012 sq. ft.     54%        1976 &   3,818,271     3,598,136      389,133       313,852
  Lafayette, LA                                                    1994
Carolina Place             5/89      36,560 sq. ft.    100%        1989     2,351,494     1,922,434      205,058       154,718
  Hartsville, SC
Centre Pointe Plaza        12/92 &  163,642 sq. ft.    100%        1989 &   9,260,848     8,225,297      879,389       668,332
  Smithfield, NC           12/93                                   1993
Chadwick Square            1/92      31,700 sq. ft.     95%        1985     1,472,827     1,298,309      187,135       157,639
  Hendersonville, NC
Chastain Square            12/97     74,315 sq. ft.     87%        1981     6,757,684     6,753,532       25,646        21,494
  Atlanta, GA
Chelsea Place              7/93      81,144 sq. ft.    100%        1992     6,942,585     6,323,131      763,695       624,106
  New Port Richey, FL
Chester Plaza              4/86 &    71,443 sq. ft.     59%        1967 &   2,199,971     1,569,164      202,017        78,752
  Chester, SC              2/92                                    1992
Chestnut Square            1/92      39,640 sq. ft.    100%        1985     1,432,107     1,258,959      250,437       218,821
  Brevard, NC
Colony Square              2/88      50,000 sq. ft.     86%        1987     2,936,430     2,162,203      279,907       185,087
  Fitzgerald, GA
Commerce Crossing          12/92    100,668 sq. ft.    100%        1988     4,501,943     3,983,944      403,184       297,907
  Commerce, GA
Country Club Plaza         1/95      64,686 sq. ft.     83%        1982     4,217,057     3,969,923      438,807       343,211
  Slidell, LA
Countryside Shops          6/94     173,161 sq. ft.    100%     1986,1988  16,756,609    15,767,236    1,879,228     1,588,247
  Cooper City, FL                                               & 1991
The Crossing               12/94    113,989 sq. ft.    100%       1988 &    4,604,816     4,337,271      554,762       462,780
  Slidell, LA                                                     1993

                                                           Percent               Cost to     Depreciated     Property     Property
                                Date       Area or          Leased      Year     Company        Cost            FFO      Net Income
     Description              Acquired   Rental Units     12/31/97   Completed   12/31/97     12/31/97        1997 (1)     1997 (2)
     -----------              --------   ------------     --------   ---------- -----------  ------------    ----------  ----------

  SHOPPING CENTERS,continued
Delchamps Plaza                 4/88     66,857 sq. ft.      98%         1987   $ 4,566,446   $ 3,546,472     $  442,297   $172,948
  Pascagoula, MS
Douglas Commons                 8/92     97,027 sq. ft.      97%         1988     8,641,598     7,783,419        783,349    617,975
  Douglasville, GA
Eden Centre                     11/94    56,355 sq. ft.      96%         1991     3,527,217     3,297,530        394,131    321,598
  Eden, NC
Elmwood Oaks                    1/92    130,284 sq. ft.     100%         1989    11,179,205    10,190,670      1,237,447    430,404
  Harahan, LA
Fairview Oaks                   6/97     77,052 sq. ft.     100%         1997     7,109,994     7,023,403        385,477    298,886
  Ellenwood, GA
First Street Station            8/94     52,230 sq. ft.      95%         1989     3,065,440     2,825,999        296,227    223,173
  Albemarle, NC
Forest Hills Centre             8/90     74,180 sq. ft.     100%         1990 &   5,534,021     4,754,361        635,152    506,448
  Wilson, NC                                                             1995
Forrest Gallery                 12/92   214,450 sq. ft.      95%         1987    12,473,466    11,120,759      1,000,104    710,555
  Tullahoma, TN
Ft. Walton Beach Plaza          7/86     48,248 sq. ft.     100%         1986     2,676,717     1,954,239        243,082    176,498
  Ft. Walton Beach, FL
The Galleria                    8/86 &   92,344 sq. ft.      99%   1986, 1990     8,523,501     6,765,261        667,533    450,222
  Wrightsville Beach, NC        12/87                                  & 1996
Grassland Crossing              2/97     90,906 sq. ft.      99%         1996     9,906,655     9,704,332        858,535    169,740
  Alpharetta, GA
Greenwood Shopping Center       7/97    134,132 sq. ft.      94%         1982 &  13,089,070    12,978,099        605,335    494,364
  Palm Springs, FL                                                       1994
Gulf Gate Plaza                 6/79    174,566 sq. ft.      72%         1969 &   4,499,337     1,746,555        497,257    270,859
  Naples, FL                                                             1974
Harris Teeter                   6/88 &   36,535 sq. ft.     100%         1981 &   2,600,657     1,884,837        298,249    221,209
  Lexington, VA                 6/89                                     1989
Heritage Walk                   6/93    159,362 sq. ft.     100%         1991 &   8,757,752     7,847,922        928,032    728,863
  Milledgeville, GA                                                      1992
Hoffner Plaza                   6/79      6,000 sq. ft.      53%         1972       561,464       442,220         31,933      1,529
  Orlando, FL
Lancaster Plaza                 4/86     77,400 sq. ft.     100%         1971     1,436,305       927,280        159,103     90,506
  Lancaster, SC
Lancaster Shopping Center       8/86 &   29,047 sq. ft.     100%         1963 &   1,595,667     1,160,456        181,100    139,712
  Lancaster, SC                 12/87                                    1987
Lawrence Commons                8/92     52,295 sq. ft.      97%         1987     3,585,508     3,205,094        381,915    306,121
  Lawrenceburg, TN
Litchfield Landing              8/86     42,201 sq. ft.      98%         1984     2,632,685     2,001,834        321,804    264,826
  North Litchfield, SC

                                                           Percent               Cost to     Depreciated     Property     Property
                                Date       Area or          Leased      Year     Company        Cost            FFO      Net Income
     Description              Acquired   Rental Units     12/31/97   Completed   12/31/97     12/31/97        1997 (1)     1997 (2)
     -----------              --------   ------------     --------   ---------- -----------  ------------    ----------  ----------
  SHOPPING CENTERS,continued
Macland Pointe                  1/93     79,699 sq. ft.      94%         1992 & $ 6,140,677   $ 5,537,602     $  663,758   $250,494
  Marietta, GA                                                           1993
Madison Centre                  8/97     64,837 sq. ft.     100%         1997     5,818,308     5,789,702        206,196    177,590
  Huntsville, AL
Market Place                    4/97     73,686 sq. ft.      97%         1976     7,073,526     7,015,962        570,779    513,215
  Norcross, GA
McAlpin Square                  12/97   176,807 sq. ft.      95%         1979     6,078,036     6,073,333         52,380     47,677
  Savannah, GA
Millervillage Shopping Center   12/94    94,559 sq. ft.      97%         1983 &   7,666,185     7,221,878        794,210    643,404
  Baton Rouge, LA                                                        1992
New Smyrna Beach Regional       8/92    118,451 sq. ft.      98%         1987    10,434,233     9,446,598        963,653    750,817
  New Smyrna Beach, FL
North River Village Center      12/92 & 177,128 sq. ft.     100%         1988 &  10,206,395     9,385,477      1,123,240    926,648
  Ellenton, FL                  12/93                                    1993
North Village Center (3)        8/86     60,356 sq. ft.      96%         1984     3,279,033     2,517,401        340,408     48,266
  North Myrtle Beach, SC
Old Kings Commons               5/88     84,759 sq. ft.      98%         1988     6,130,573     4,959,848        543,982    411,323
  Palm Coast, FL
Palm Gardens                    6/79     52,670 sq. ft.      95%         1970     2,030,412     1,009,905        208,243     82,130
  Largo, FL
Parkmore Plaza                  12/92   159,067 sq. ft.     100%         1986 &   8,394,459     7,562,877        950,316    776,515
  Milton, FL                                                             1992
Paulding Commons                8/92    192,391 sq. ft.      99%         1991    13,059,667    11,608,348      1,298,398    664,573
  Dallas, GA
Pensacola Plaza                 7/86     56,098 sq. ft.     100%         1985     2,678,938     1,665,287        235,809    135,801
  Pensacola, FL
Pinhook Plaza                   12/94   190,319 sq. ft.      97%         1979 &  11,127,857    10,492,859      1,203,772    288,217
  Lafayette, LA                                                          1992
Plaza Acadienne (4)             12/94   105,419 sq. ft.     100%         1980     2,973,749     2,748,955        376,717     69,321
  Eunice, LA
Plaza North                     8/92     47,240 sq. ft.      92%         1986     2,460,095     2,214,883        263,879    218,243
  Hendersonville, NC
Powers Ferry Plaza              5/97     82,676 sq. ft.      77%         1979 &   6,900,850     6,820,645        375,931    224,163
  Marietta, GA                                                           1983
Providence Square               12/71    85,930 sq. ft.      94%         1973     4,511,977     1,780,485        500,201    289,559
  Charlotte, NC
Riverview Shopping Center       3/72    130,058 sq. ft.      89%         1973 &   6,581,470     4,436,883        600,723    280,467
  Durham, NC                                                             1994
Salisbury Marketplace           8/96     76,970 sq. ft.      94%         1987     4,611,151     4,481,903        521,481    424,545
  Salisbury, NC

                                                           Percent               Cost to     Depreciated     Property     Property
                                Date       Area or          Leased      Year     Company        Cost            FFO      Net Income
     Description              Acquired   Rental Units     12/31/97   Completed   12/31/97     12/31/97        1997 (1)     1997 (2)
     -----------              --------   ------------     --------   ---------- -----------  ------------    ----------  ----------
  SHOPPING CENTERS,continued
Scottsville Square              8/92      38,450 sq. ft.     21%       1986     $ 2,453,793   $ 2,147,421    $   57,847    ($51,598)
  Bowling Green, KY
Seven Hills                     7/93      64,590 sq. ft.     99%       1991       4,914,220     4,571,291       542,857     431,820
  Spring Hill, FL
Shelby Plaza (4)                4/86     103,000 sq. ft.     85%       1972       1,345,705       781,001        97,716       1,102
  Shelby, NC
Sherwood South                  12/94     75,607 sq. ft.     99%    1972, 1988    2,035,263     1,913,782       326,006     280,365
  Baton Rouge, LA                                                     & 1992
Shoppes of Silverlakes          11/97    126,638 sq. ft.    100%      1995 &     16,868,741    16,828,682       219,546     144,105
  Pembroke Pines, FL                                                   1996
Siegen Village                  12/94    157,528 sq. ft.    100%      1988 &      8,656,883     8,264,414       976,452     803,355
  Baton Rouge, LA                                                      1996
Smyrna Village                  8/92      83,334 sq. ft.    100%       1992       5,850,781     5,193,964       658,772     364,699
  Smyrna, TN
Smyth Valley Crossing           12/92    126,841 sq. ft.    100%       1989       7,063,450     6,355,343       646,698     498,584
  Marion, VA
South Beach Regional            8/92     289,319 sq. ft.     97%      1990 &     21,944,388    19,417,451     2,176,119   1,061,820
  Jacksonville Beach, FL                                               1991
Spalding Village                8/92     235,318 sq. ft.     98%       1989      15,425,096    13,695,511     1,573,575     305,013
  Griffin, GA
Stadium Plaza                   8/92      70,475 sq. ft.    100%       1988       4,474,542     4,112,145       435,278     367,330
  Phenix City, AL
Stanley Market Place            1/92      40,364 sq. ft.    100%      1980 &      1,867,232     1,630,092       222,300     182,220
  Stanley, NC                                                          1991
Tarpon Heights                  1/95      56,605 sq. ft.    100%       1982       2,837,287     2,678,200       391,941     114,543
  Galliano, LA
Taylorsville Shopping Center    8/86 &    48,537 sq. ft.     98%      1982 &      2,612,159     1,919,709       256,243     180,881
  Taylorsville, NC              12/88                                  1988
Thomasville Commons             8/92     148,754 sq. ft.     99%       1991       7,196,681     6,341,635       798,362     109,358
  Thomasville, NC
University Center               12/89     56,180 sq. ft.     93%       1989       3,970,972     3,304,789       384,953     296,105
  Greenville, NC
Venice Plaza (3)                6/79     144,850 sq. ft.     99%      1971 &      2,909,417     1,175,390       403,478     283,556
  Venice, FL                                                           1979
Village at Northshore           12/94    144,373 sq. ft.    100%      1988 &      8,321,566     7,850,736       879,216     229,330
  Slidell, LA                                                          1993
Waterlick Plaza                 10/89     98,694 sq. ft.     97%      1973 &      6,311,631     5,183,665       705,372     553,187
  Lynchburg, VA                                                        1988
Watson Central                  12/92 &  227,747 sq. ft.     94%      1989 &     13,120,894    11,725,279     1,267,057     975,765
  Warner Robins, GA             10/93                                  1993

                                                           Percent               Cost to     Depreciated      Property    Property
                                Date       Area or          Leased      Year     Company        Cost            FFO      Net Income
     Description              Acquired   Rental Units     12/31/97   Completed   12/31/97      12/31/97        1997 (1)     1997 (2)
     -----------              --------   ------------     --------   --------- ------------  ------------    ----------  -----------
  SHOPPING CENTERS,continued
Wesley Chapel Crossing          12/92    170,792 sq. ft.    100%        1989   $  10,932,851  $ 10,034,497   $ 1,021,112 $   839,855
  Decatur, GA
West Gate Plaza                 6/74 &    64,378 sq. ft.     99%        1974 &     4,743,395     3,702,836       408,849     249,654
  Mobile, AL                    1/85                                    1995
West Towne Square               3/90      89,596 sq. ft.     96%        1988       6,026,201     4,887,987       520,872     361,481
  Rome, GA
Westgate Square                 6/94     104,853 sq. ft.     95%        1984 &     9,223,899     8,599,714     1,022,777     836,717
  Sunrise, FL                                                           1988
Willowdaile Shopping Center     8/86 &   120,815 sq. ft.     98%        1986       8,586,624     6,487,741     1,081,000     869,103
  Durham, NC                   12/87   ---------                               -----------------------------------------------------
                                       8,446,780 sq. ft                        $ 532,118,384   472,739,193    49,935,953  32,708,357
                                       =========                               -----------------------------------------------------

  INDUSTRIAL PROPERTIES
Industrial Buildings            6/79     188,513 sq. ft.     73%        1956 &     3,630,605       884,356       335,122     231,365
  Charlotte, NC                                                         1963
Plasti-Kote                     6/79      41,000 sq. ft.    100%        1961 &       482,939        81,390       122,700     122,700
  Medina, OH                           ---------                        1966
                                                                               -----------------------------------------------------

                                         229,513 sq. ft.                           4,113,544       965,746       457,822     354,065
                                       =========                               -----------------------------------------------------

                                                                               $ 536,231,928  $473,704,939   $50,393,775 $33,062,422
                                                                               =====================================================


NOTES:

(1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1997 or from the date of acquisition (if acquired in 1997) through December 31, 1997. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing, or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

(4) Subject to ground leases expiring in 2002 for Shelby Plaza and 1998 and 2008 for Plaza Acadienne. The Company has an option to purchase the land at Shelby Plaza for $265,000 in 2002.

II.  EQUITY INVESTMENTS (DIRECT FINANCING LEASES)


The Company also had a fee interest in land and improvements thereon in the following properties occupied by tenants under leases which are treated as direct financing leases:


                                                                  Percent                Cost to     Property    Property
                                         Date                     Leased      Year       Company        FFO     Net Income
     Description                       Acquired   Square Feet    12/31/97   Completed    12/31/97     1997 (1)   1997 (2)
     -----------                       --------   ------------    --------   ---------- ----------  ---------- -----------
           OFFICE
The Old Phoenix National Bank (3)       12/84    73,074 sq. ft.     100%     Various    $2,093,527   $313,049    $275,021
  Medina County, OH                              ======                                 ----------   --------    --------

      SHOPPING CENTERS
Wal-Mart Stores, Inc. (4)                6/85    54,223 sq. ft.     100%       1985      1,234,675    206,064     166,241
  Mathews, LA
Wal-Mart Stores, Inc. (4)                7/85    53,571 sq. ft.     100%       1985      1,376,093    175,350     131,014
  Marble Falls, TX
                                                -------                                 ----------   --------    --------
                                                107,794                                  2,610,768    381,414     297,255
                                                =======                                 ----------   --------    --------
                                                                                        $4,704,295   $694,463    $572,276
                                                                                        ==========   ========    ========

NOTES:

(1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1997 or from the date of acquisition (if acquired in 1997) through December 31, 1997. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

(4) These two retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $332,850 plus percentage rentals of 1% of gross sales in excess of fourth year sales. The leases expire January 2011, with five 5-year renewal options. There are no purchase options. Percentage rental of $48,564 was received during the fiscal year ended December 31, 1997.

III.  EQUITY INVESTMENTS (LAND PURCHASE-LEASEBACKS)


The Company owned land under the following properties, all of which are net leased back to lessees on terms summarized below. The improvements on such properties are owned by others but will revert to the Company at the end of the lease terms unless the purchase options of the lessees, as referred to below, are exercised. The interest of the Company in one property is subordinate to a first mortgage loan to the lessee having a balance of $18,014 as of December 31, 1997.


                                                                                        Lease      Cost to     Property   Property
                                    Date       Land Area                     Year     Expiration   Company        FFO     Net Income
     Description                   Acquired     In Acres   Improvements    Completed     Date      12/31/97     1997 (1)   1997 (2)
     -----------                   --------     --------  -------------    ---------     ----      --------     --------  ---------
   SHOPPING CENTERS
Lawrence County Shopping Center       5/71        13.62    135,605 sq. ft.    1971       2069 (3)  $435,994    $ 67,200    $ 67,200
  Sybene, OH
Grand Marche Shopping Center          9/72        11.38    200,585 sq. ft.    1969       2012       250,500      27,500      27,500
  Lafayette, LA
Manatee County Shopping Center        5/71        16.00    120,500 sq. ft.    1971       2069 (3)   241,798      30,000      30,000
  Bradenton, FL                                           --------                                ---------------------------------

                                                           456,690 sq. ft.                         $928,292    $124,700    $124,700
                                                          ========                                =================================


NOTES:

(1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1997 or from the date of acquisition (if acquired in 1997) through December 31, 1997. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

IV.  MORTGAGE LOAN INVESTMENTS

     The Company had mortgage loans receivable on the following properties:


                                                                   Security
                                                          ------------------------      Principal                        Stated
                                    Type of               Land Area                    Outstanding      Maturity        Interest
          Location                   Loan                 In Acres    Improvements      12/31/97          Date            Rate
          --------                   ----                 --------    -------------    ----------       --------        -------
Walton Plaza Shopping Center       1st Mortgage             5.53      43,460 sq. ft.   $3,163,285       08/98 (1)        10.25%
  Augusta, GA

Wal-Mart - Kearney, NE             2nd Mortgage            8.491      83,249 sq. ft.      594,000       12/98 (2)         7.00%
  Kearney, NE

Wal-Mart - Fremont, NE             2nd Mortgage             7.77      64,890 sq. ft.      406,000       12/98 (2)         7.00%
  Fremont, NE

Spanish Quarter Apartments          Wrap-Around            15.00           276 units    5,028,728       09/01 (3)            (3)
  Montgomery, AL                     Mortgage                                             183,980       09/01 (3)            (3)

Mill Creek Club Condominiums       1st Mortgage              ---             4 units       25,753       2006- (4)          8.63% -
  Nashville, TN                    Participation                                                        2007              12.38%

Cypress Chase "A" Condominiums     1st Mortgage             2.00        recreational      119,946       05/09 (5)         10.00%
  Lauderdale Lakes, FL                                                                 ----------
                                                                                        9,521,692

Less interest discounts and negative goodwill                                            (200,487)
                                                                                       ----------

                                                                                       $9,321,205
                                                                                       ==========

NOTES:

(1) Monthly payments of $29,670 of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity August 1, 1998.

(2) Monthly payments of $3,465 and $2,368 interest only for Kearney and Fremont, respectively, with the entire principal balance due at maturity December 31, 1998. These purchase-money second mortgages are subordinate to a first mortgage having a balance of $4,420,450 as of December 31, 1997.

(3) Modified effective December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively, requiring monthly payments of $45,382 of principal and interest for the remaining term, with a balloon payment at maturity. Additional interest at an annual rate of 1% accrues for the periods September 1, 1984 through August 31, 1989 and September 1, 1991 through August 31, 2001 and is payable at maturity or on sale of the property. In addition, during 1995 the Company funded additional principal of $260,000 under this mortgage to make certain capital improvements, requiring monthly payments of $4,703 of principal and interest. This wrap-around mortgage is subject to a first mortgage having a balance of $610,142 as of December 31, 1997. See Table V. Mortgage Indebtedness for a summary of the terms of the first mortgages. The borrower under this wrap-around mortgage was in default of the terms of the mortgage, and the Company obtained title through foreclosure on February 18, 1998.

(4) Principal outstanding December 31, 1997 represents the Company's 46.154% participation in the total loan outstanding of $55,798.

(5)      Monthly payments include principal and interest of $1,472.

V.  MORTGAGE INDEBTEDNESS

    Indebtedness of the Company secured by its investments (not including mortgage debt owed by lessees of its land purchase-leaseback investments) was as follows:

                                                   Principal Balance                                              Annual
       Investment                                     12/31/97          Maturity Date      Interest Rate      Constant Payment
       ----------                                     --------          -------------      -------------      ----------------
Tarpon Heights                                      $2,219,484           03/01/98             11.000%              $262,180 (1)
  Galliano, LA

Powers Ferry Plaza                                   1,250,000           01/31/99  (2)         9.000%                     0 (2)
  Marietta, GA

Pinhook Plaza                     Phase I            1,749,275           01/01/00  (3)         9.875%               250,320
  Lafayette, LA                   Phase II           1,853,901           01/01/00  (3)         9.875%               258,504
                                  Phase III          3,440,341           01/01/00  (3)         9.875%               396,072

Macland Pointe                                       3,693,039           02/01/00  (3)         7.750%               362,558
  Marietta, GA

Plaza Acadienne                                      2,228,454           07/01/00  (3)        10.250%               317,420
  Eunice, LA

Thomasville Commons                                  5,481,755           06/01/02  (3)         9.625%               583,303
  Thomasville, NC

Spanish Quarter Apartments                             610,142           07/15/02              8.250%               162,360
  Montgomery, AL

Elmwood Oaks                                         7,500,000           06/01/05              8.375%               628,125 (1)
  Harahan, LA

North Village Center                                 2,525,195 (4)       03/15/09              8.125%               343,171
  North Myrtle Beach, SC

Spalding Village                                    11,376,691           09/01/10  (3)         8.194%               932,206 (5)
  Griffin, GA

Village at Northshore                                5,417,992           07/01/13  (6)         9.000%               647,803
  Slidell, LA

Shoppes of Silverlakes                               3,494,085           07/01/15              7.750%               364,500
  Pembroke Pines, FL

Grassland Crossing                                   6,709,066           12/01/16  (3)         7.865%               622,524
   Alpharetta, GA                                 ------------                                                  -----------

                                                    59,549,420                                                  $ 6,131,046
                                                                                                                ===========

Interest Premium (7)                                     9,230
                                                  ------------


                                                  $ 59,558,650
                                                  ============

NOTES:

(1)      Interest only. Entire principal due at maturity.

(2) Accrued and unpaid interest and $625,000 of the outstanding principal balance is due 1/31/98 and the remaining $625,000 of the outstanding principal balance and accrued and unpaid interest is due 1/31/99.

(3)      Balloon payment at maturity.

(4) Although the Company is a partner or joint venturer in this investment, 100% of the mortgage note payable is recorded for financial reporting purposes.

(5) Interest only through 9/01/00; then principal and interest of $1,158,448 annually for the last 10 years.

(6)      Callable anytime after 7/30/03.

(7) For financial reporting purposes, mortgage indebtedness is valued assuming current interest rates at the dates of acquisition.

         Rental Properties. On February 6, 1997, the Company acquired Grassland Crossing in Alpharetta, Georgia for a total cost of $9,907,000, consisting of the initial purchase price of $9,890,000 and approximately $17,000 of acquisition costs. This acquisition was funded by cash of $3,114,000 and the assumption of the $6,793,000 existing mortgage debt with an interest rate of 7.865% maturing December 1, 2016. This center contains approximately 91,000 square feet of retail space and is anchored by Kroger.

         On April 16, 1997, the Company acquired Market Place in Norcross, Georgia for $7,074,000 cash, consisting of the initial purchase price of $6,800,000, $250,000 of capital expenditures and approximately $24,000 of acquisition costs. This center contains approximately 74,000 square feet of retail space and is anchored by Regal Cinemas and CVS Drugs.

         On May 13, 1997, the Company acquired Powers Ferry Plaza in Marietta, Georgia for a total cost of $6,901,000, consisting of the initial purchase price of $6,800,000 and approximately $101,000 of acquisition costs. This acquisition was funded by cash of $5,651,000 and a $1,250,000 purchase-money mortgage with an annual interest rate of 9% maturing January 31, 1999. This center contains approximately 83,000 square feet of retail space and is anchored by Micro Center and CVS Drugs.

         On June 17, 1997, the Company acquired Fairview Oaks in Ellenwood, Georgia for $7,110,000 cash, consisting of the initial purchase price of $7,100,000 and approximately $10,000 of acquisition costs. This center contains approximately 77,000 square feet of retail space and is anchored by Kroger.

         On July 1, 1997, the Company acquired Greenwood Shopping Center in Palm Springs, Florida for $13,083,000 cash, consisting of the initial purchase price of $12,950,000 and approximately $133,000 of acquisition costs. This center contains approximately 134,000 square feet and is anchored by Publix and Walgreens.

         On August 18, 1997, the Company acquired Madison Centre in Huntsville, Alabama for $5,818,000 cash, consisting of the initial purchase price of $5,765,000 and approximately $53,000 of acquisition costs. This center contains approximately 65,000 square feet of retail space and is anchored by Publix and Rite Aid.

         On November 14, 1997, the Company acquired Shoppes of Silverlakes in Pembroke Pines, Florida for a total cost of

$16,869,000, consisting of the initial purchase price of $16,650,000 and approximately $219,000 of acquisition costs. This acquisition was funded by cash of $13,367,000 and the assumption of the $3,502,000 existing mortgage debt with an interest rate of 7.75%, maturing July 1, 2015. This center contains approximately 127,000 square feet of retail space and is anchored by Publix.

         On December 11, 1997, the Company acquired McAlpin Square in Savannah, Georgia for $6,078,000 cash, consisting of the initial purchase price of $5,700,000 and approximately $378,000 of acquisition costs. This center contains approximately 177,000 square feet of retail space and is anchored by Kroger and Wal-Mart.

         On December 18, 1997, the Company acquired Chastain Square in Atlanta, Georgia for $6,758,000 cash, consisting of the initial purchase price of $6,200,000, $500,000 of capital expenditures and approximately $58,000 of acquisition costs. This center contains approximately 74,000 square feet of retail space and is anchored by A & P.

         Investment in Joint Ventures. During 1997, IRTCC entered into a co-development agreement for the development of a Kroger anchored shopping center in Decatur, Georgia. The project will be developed in two phases totaling approximately 140,000 square feet, not including two outparcels, at a total anticipated cost of approximately $14,100,000. The venture may require the Company to purchase the shopping center upon the completion of Phase I at cost or upon the completion of Phase II at the greater of cost or a 10.75% capitalization rate. It is anticipated that the Company will ultimately acquire the project upon completion.

         IRTCC is a 50% owner of a joint venture which purchased a 1.31 acre parcel of land located in Savannah, Georgia for development or sale. The Company had approximately $356,000 invested in this joint venture as of December 31, 1997.

         Mortgage Investments. During 1997, the purchase-money mortgage secured by Valley West Mall in Glendale, Arizona was prepaid. The Company received cash proceeds from this prepayment of approximately $3,587,000.

         The borrower under the wrap-around mortgage secured by Spanish Quarter Apartments was in default of the terms of the mortgage, and the Company obtained title through foreclosure on February 18, 1998. The net carrying value of this mortgage is approximately $4,478,000 as of December 31, 1997.

         Mortgage Indebtedness. During 1997, the Company a) repaid at maturity a $3,800,000 mortgage bearing interest at 9.75%, b) repaid at maturity three mortgages aggregating $27,721,000 bearing interest at 7.6% and, c) repaid at maturity a $3,155,000 mortgage bearing interest at 9.375%.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings of which the Company is aware involving the Company, its subsidiaries or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

a) The following table shows the high and low sale prices for the Company's common stock, as reported on the New York Stock Exchange for the periods indicated.

                                                           High           Low
                                                           ----           ---
                  1997
                  First Quarter                            $12.13       $10.63
                  Second Quarter                            12.00        10.63
                  Third Quarter                             13.00        11.63
                  Fourth Quarter                            12.94        11.13

                  1996
                  First Quarter                            $ 9.88       $ 9.00
                  Second Quarter                             9.63         9.13
                  Third Quarter                              9.63         9.25
                  Fourth Quarter                            11.75         9.38

b)       Approximate number of Equity Security Holders.

                                                              Approximate Number of Record
                  Title of Class                              Holders at February 25, 1998
                  --------------                              ----------------------------

                  Shares of Common Stock                                      3,000
                     $1 Par Value

c) IRT Property Company paid quarterly cash dividends per share of common stock during the years 1997 and 1996 as follows:

                                                   Cash Dividends Paid
                                                   --------------------
                  1997
                  First Quarter                          $ .225
                  Second Quarter                           .225
                  Third Quarter                            .225
                  Fourth Quarter                           .225

                  1996
                  First Quarter                          $ .225
                  Second Quarter                           .225
                  Third Quarter                            .225
                  Fourth Quarter                           .225

         IRT has paid 80 consecutive quarterly dividends. The current annualized dividend rate is $.90. The Company does not foresee any restrictions upon its ability to continue its dividend payment policy of distributing at least the 95% of its otherwise taxable ordinary income required for qualification as a REIT.

Item 6.  Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.



                                                                                  December 31,
                                                  ---------------------------------------------------------------------------------
As of or for the years ended                            1997            1996            1995             1994             1993
                                                        ----            ----            ----             ----             ----
Gross revenues                                    $  67,117,835    $  60,233,422    $  60,196,247    $  49,202,144    $  45,062,911
                                                  =============    =============    =============    =============    =============

Earnings from operations                          $  22,215,863    $  15,602,112    $  15,550,026    $  12,788,923    $  11,772,265
Gain (loss) on real estate investments                3,896,817        1,232,092          173,025       (3,825,418)       4,556,511
                                                  -------------    -------------    -------------    -------------    -------------

  Earnings before extraordinary item                 26,112,680       16,834,204       15,723,051        8,963,505       16,328,776

Extraordinary item:
  Gain (loss) on extinguishment of debt                       -          (16,500)        (137,260)       3,748,095       (1,440,478)
                                                  -------------    -------------    -------------    -------------    -------------

         Net earnings                             $  26,112,680    $  16,817,704    $  15,585,791    $  12,711,600    $  14,888,298
                                                  =============    =============    =============    =============    =============


Per share (Basic and Diluted):

  Earnings before extraordinary item              $         .82    $         .65    $         .61    $         .35    $         .72
  Extraordinary item                                          -                -                -              .15             (.06)
                                                  -------------    -------------    -------------    -------------    -------------

         Net earnings                             $         .82    $         .65    $         .61    $         .50    $         .66
                                                  =============    =============    =============    =============    =============

  Dividends paid                                  $         .90    $         .90    $        .885    $         .84    $         .84
                                                  =============    =============    =============    =============    =============

Federal income tax status of dividends
  paid to shareholders:
    Ordinary income                               $         .73    $         .47    $        .635    $         .72    $         .39
    Capital gain                                            .08                -                -              .04              .45
    Return of capital                                       .09              .43             .250              .08                -
                                                  -------------    -------------    -------------    -------------    -------------

                                                  $         .90    $         .90    $        .885    $         .84    $         .84
                                                  =============    =============    =============    =============    =============

Weighted average shares outstanding:
    Basic                                            31,867,743       25,749,860       25,590,129       25,349,303       22,457,131
                                                  =============    =============    =============    =============    =============
    Diluted                                          31,921,212       25,754,941       25,595,130       25,351,936       22,477,652
                                                  =============    =============    =============    =============    =============

Total assets                                      $ 498,152,798    $ 437,694,691    $ 427,398,018    $ 428,579,355    $ 402,319,125
                                                  =============    =============    =============    =============    =============

Indebtedness:
  Mortgage notes payable                          $  59,558,650    $  84,000,628    $  99,188,181    $ 105,107,084    $  98,878,505
  7.30% convertible subordinated debentures          28,453,000       84,905,000       84,905,000       86,250,000       86,250,000
  7.45% senior notes                                 49,945,790       49,929,110                -                -                -
  7.25% senior notes                                 74,589,975                -                -                -                -
  Indebtedness to banks                              14,400,000       15,000,000       36,000,000       26,000,000                -
                                                  -------------    -------------    -------------    -------------    -------------

                                                  $ 226,947,415    $ 233,834,738    $ 220,093,181    $ 217,357,084    $ 185,128,505
                                                  =============    =============    =============    =============    =============


Shareholders' equity                              $ 259,676,155    $ 193,354,922    $ 198,630,147    $ 203,038,464    $ 210,335,167
                                                  =============    =============    =============    =============    =============

Other Data:
   Funds from operations (1)                      $  34,079,239    $  26,388,787    $  26,406,099    $  21,342,209    $  19,768,618
   Assuming conversion of 7.30% debentures: (1)
     Funds from operations (1)                    $  36,542,758    $  32,952,612    $  32,982,552
     Weighted average shares                         34,765,758       33,302,052       33,161,751
   Net cash flows from (used in) -
        Operating activities                      $  34,792,210    $  27,751,020    $  25,946,987    $  22,511,731    $  19,116,142
        Investing activities                      $ (60,273,355)   $ (15,659,704)   $  (7,769,022)   $ (99,052,456)   $ (16,990,558)
        Financing activities                      $  22,582,152    $  (8,933,374)   $ (20,002,953)   $    (247,587)   $  76,370,567


(1) The Company defines funds from operations, consistent with the NAREIT definition, as net income before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Conversion of the 7.30% convertible debentures is dilutive and therefore assumed for 1997, 1996 and 1995. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. See Item 7.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Changes in Financial Condition. During 1997, the Company utilized funds of:

         a) $79,596,000 for the acquisition of nine shopping center investments, consisting of cash of approximately $68,051,000 and mortgage debt of approximately
                  $11,545,000 secured by three of the centers,

         b)       $54,799,000 to repurchase $54,799,000 of its 7.3%
                  convertible subordinated debentures due August 15, 2003, consisting of cash of approximately $38,224,000 and the issuance of 1,500,000 shares of common stock, valued for the purposes of the exchange at $11.05 per share, and

         c) $34,676,000 to repay five mortgage notes payable at maturity.

These transactions were funded with approximately $49,534,000 of cash proceeds from the issuance of 4,653,747 shares of its common stock at $11.25 per share, net cash proceeds of approximately $73,817,000 from the issuance of $75,000,000 of senior notes due August 15, 2007, cash proceeds of approximately $6,077,000 on sales of a shopping center investment and an apartment complex, cash proceeds of approximately $3,587,000 from the prepayment of a mortgage loan and internally generated funds. Additionally, during 1997, $1,653,000 of the Company's 7.3% convertible subordinated debentures were converted into 146,921 shares of common stock at $11.25 per share.

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

         Changes in Results of Operations. During 1997, rental income from the Company's core portfolio of shopping center investments increased approximately $1,634,000. This increase includes approximately $525,000 of additional income earned from two property expansions completed during 1996 and is net of approximately $112,000 less income earned during 1997 due to one tenant bankruptcy during 1997. The increase in the Company's core portfolio income was offset by approximately $257,000 less income earned on one investment sold during the first quarter of 1996 and two investments sold during the fourth quarter of 1997 and was supplemented by approximately $5,913,000 of income earned from two shopping center investments acquired in August and November 1996 and nine shopping center investments acquired during 1997.

         During 1996, rental income from the Company's core portfolio of shopping center investments increased approximately $1,078,000. This increase includes approximately $273,000 of additional income earned from four property expansions completed during 1995 and 1996 and is net of approximately $159,000 less income earned during 1996 due to two tenant bankruptcies during 1995. The increase in the Company's core portfolio income was offset by approximately $62,000 less income earned on three investments sold during 1995 and approximately $1,466,000 less income earned due to the sale of Valley West Mall in March 1996 and was supplemented by approximately $367,000 of income earned from two shopping center investments acquired in August and November 1996. The decrease in income for Valley West Mall included approximately $127,000 of property tax reimbursements due to the tenants as a result of a reduction in property taxes for 1994 and 1995 awarded by the State of Arizona in 1996.

         The percentage leased of the Company's shopping center investments increased from 92% in 1995 to 94% in 1996 and to 96% in 1997. Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-

Mart investments classified as direct financing leases, totaled approximately $576,000 in 1995, $586,000 in 1996 and $649,000 in 1997.

         The decrease in interest income during 1997 was primarily due to approximately $62,000 less income earned on short-term money market investments and approximately $54,000 less income earned on the wrap-around mortgage secured by Spanish Quarter Apartments. The borrower under this mortgage is in default of the terms of the mortgage and the Company has initiated foreclosure proceedings. These decreases were partially offset by interest income earned on purchase-money mortgages taken back on the sales of two investments in December 1996.

         The increase in interest income during 1996 was primarily due to approximately $256,000 of income earned on the purchase-money mortgage taken back on the sale of Valley West Mall in March 1996 and approximately $233,000 of income earned on short-term money market investments during 1996.

         The decrease in interest on direct financing leases in 1997 was due to the sale of two Wal-Mart investments in December 1996.

         The decrease in interest on direct financing leases in 1996 is due to a decrease in percentage rentals received from the four Wal-Mart investments and the sale of two of these investments in December 1996. The Company received percentage rentals of approximately $347,000, $44,000 and $49,000 during 1995, 1996 and 1997, respectively. Wal-Mart had ceased operations in three of the four Wal-Mart investments, from which the Company received approximately $305,000 of percentage rentals during 1995. Two of the three closed Wal-Marts were sold in December 1996. Wal-Mart remains liable under the lease which expires in January 2011 and continues to pay base rentals, but no further percentage rentals are anticipated to be earned from the remaining vacant facility.

         Operating expenses related to the Company's core portfolio of real estate investments increased approximately $657,000 during 1997. This increase was offset by approximately $5,000 less expenses incurred on three investments sold during 1996 and 1997. Additionally, approximately $1,310,000 of operating expenses were incurred during 1997 by the two shopping center investments acquired in August and November 1996 and the nine shopping center investments acquired during 1997.

         Operating expenses related to the Company's core portfolio of real estate investments increased approximately $695,000 during 1996. This increase was offset by approximately $18,000 less expenses incurred on three investments sold during 1995. In addition, approximately $1,358,000 less expenses were incurred due to the sale of Valley West Mall in March 1996. The decrease for Valley West Mall included a property tax refund for 1994 and 1995 of approximately $325,000 awarded by the State of Arizona during the first quarter of 1996. Additionally, approximately $60,000 of operating expenses were incurred by two shopping center investments acquired in August and November 1996.

         The net decrease in interest expense on mortgages in 1997 was primarily due to various mortgages repaid during 1996 and 1997, partially offset by the assumption of a $6,793,000 mortgage bearing interest at 7.865% upon the acquisition of Grassland Crossing in February 1997, the $1,250,000 purchase-money mortgage bearing interest at 9% taken upon the acquisition of Powers Ferry Plaza in May 1997 and the assumption of a $3,502,000 mortgage bearing interest at 7.75% upon the acquisition of Shoppes of Silverlakes in November 1997. During 1997, the Company a) repaid at maturity a $3,800,000 mortgage bearing interest at 9.75%, b) repaid at maturity three mortgages aggregating $27,721,000 bearing interest at 7.6% and, c) repaid at maturity a $3,155,000 mortgage bearing interest at 9.375%.

         The decrease in interest expense on mortgages in 1996 is due to the repayment of five mortgages during 1996 and the repayment of four and refinancing of two mortgages during 1995. During 1996, the Company (a) repaid at maturity a $6,263,000 mortgage bearing interest at 9.78%, (b) repaid at maturity a $1,052,000 mortgage bearing interest at 13.875% (discounted to 9.5% for financial reporting purposes), (c) prepaid a $2,727,000 mortgage bearing interest at 9.375%, resulting in a $16,500 loss on extinguishment of debt, (d) prepaid a $57,000 mortgage bearing interest at 8.5% and (e) repaid at maturity a $3,850,000 mortgage bearing interest at 9.5%.

         Interest on debentures decreased in 1997 due to the repurchase of $54,799,000 of the debentures in January 1997 and the conversion of $1,653,000 of the debentures during 1997.

         Interest on 7.45% senior notes increased in 1997 due to the issuance in March 1996 of $50 million of 7.45% senior notes due April 2001.

         The increase in interest on 7.25% senior notes in 1997 was due to the issuance in August 1997 of $75 million of 7.25% senior notes due August 2007.

         The Company had average borrowings under its revolving term loan of approximately $14,165,000, $11,750,000 and $33,507,000 during 1997, 1996 and
1995, respectively, which resulted in increased interest on bank debt during 1997 and decreased interest on bank debt during 1996. In addition, the Company incurred commitment fees of approximately $212,000, $221,000 and $21,000 during 1997, 1996 and 1995, respectively, based on the aggregate unused portion of the commitment. The Company's revolving term loan commitment increased to $100,000,000 from $50,000,000 in December 1995. The interest rate on the $50 million secured revolver was, at the option of the Company, either prime or 1.25% over adjusted LIBOR. The $50 million revolver was replaced December 15, 1995 with a $100 million unsecured revolver with an interest rate, at the option of the Company, of either LIBOR plus an Applicable Margin or prime. The current Applicable Margin for LIBOR borrowings is 1.25%. See Note 10 to the consolidated financial statements for a description of the reduction in the Applicable Margin charged on LIBOR borrowings and the change in the commitment fee payable under the Company's unsecured revolving term loan effective July 1, 1997.

         The increase in depreciation expense in 1997 was primarily due to the eleven shopping center investments acquired during 1996 and 1997.

         Amortization of debt costs associated with the Company's convertible subordinated debentures decreased in 1997 due to the repurchase of $54,799,000 of these debentures in January 1997 and the conversion of $1,653,000 of these debentures during 1997. This decrease was partially offset by the amortization of costs associated with the issuance of $75 million of 7.25% senior notes in August 1997.

         The decrease in general and administrative expenses in 1997 was primarily due to decreases in employee benefit costs and an increase in overhead costs capitalized in connection with acquisitions. In addition, the Company has a policy of allocating management fees to operating expenses of real estate investments with a resultant offset in general and administrative expenses. The management and leasing of the eleven centers acquired during

1996 and 1997 is being accomplished without additions to the Company's personnel, and, as such, the management fee allocation for these acquisitions has resulted in a decrease in general and administrative expenses.

         The increase in general and administrative expenses in 1996 was primarily due to the costs of increased administrative and property management personnel, increased shareholder relations costs, increased state franchise taxes and director's fees, the appointment of a new President and Chief Operating Officer in October 1995, as well as approximately $50,000 of costs incurred in due diligence on potential mergers and acquisitions which were not consummated during 1996.

         The amount of gains recognized on sales of investments have fluctuated and in the future may continue to fluctuate depending upon sales activity in any given year. During 1997, 1996 and 1995, the Company recognized gains on sales of properties of approximately $3,897,000, $1,232,000 and $173,000, respectively.

         During 1996, the Company prepaid a $2,727,000 mortgage and recognized an extraordinary loss of $16,500 on the early extinguishment of debt.

         Funds From Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net income before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest on debentures and amortization of convertible debenture costs are added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for 1997, 1996 and 1995. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for 1997, 1996 and 1995:

                                                                   1997                   1996                  1995
                                                                   ----                   ----                  ----
Net earnings                                                    $26,112,680            $16,817,704           $15,585,791
  Gain on real estate
    investments                                                  (3,896,817)            (1,232,092)             (173,025)
  Loss on extinguishment of debt                                         --                 16,500               137,260
  Depreciation                                                   11,453,460             10,310,344            10,427,268
  Amortization of capitalized
    leasing fees                                                    288,152                249,292               230,642
  Amortization of capitalized
    leasing income                                                  121,764                227,039               198,163
                                                                -----------            -----------           -----------

  Funds from operations                                          34,079,239             26,388,787            26,406,099

    Interest on convertible
      debentures                                                  2,325,020              6,198,065             6,210,062
    Amortization of convertible
      debenture costs                                               138,499                365,760               366,391
                                                                -----------            -----------           -----------

  Fully diluted funds from
    operations                                                  $36,542,758            $32,952,612           $32,982,552
                                                                ===========            ===========           ===========

 Applicable weighted average
  shares                                                         34,765,758             33,302,052            33,161,751
                                                                ===========            ===========           ===========

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during 1997, 1996 and 1995:


                                     1997                   1996                     1995
                                     ----                   ----                     ----
Tenant improvements:
  Shopping centers                $  974,024               $  812,248             $  812,919
  Industrial                           9,391                  464,469                     --
                                  ----------               ----------             ----------
    Total tenant
      improvements                   983,415                1,276,717                812,919
                                  ----------               ----------             ----------
Capital expenditures:
  Shopping centers                 1,044,469                1,030,650                298,006
  Apartment                           97,338                  537,616                 89,075
  Industrial                          34,531                  158,072                    302
                                  ----------               ----------             ----------
    Total capital
      expenditures                 1,176,338                1,726,338                387,383
                                  ----------               ----------             ----------
Total improvements                $2,159,753               $3,003,055             $1,200,302
                                  ==========               ==========             ==========

Leasing fees                      $  268,122               $  350,989             $  382,042
                                  ==========               ==========             ==========


         Liquidity and Capital Resources. In 1997 and 1996, the Company's dividends, mortgage amortization payments and capital improvements were funded primarily by funds from operations and also through supplemental funding from available cash investments, bank borrowings and other sources. The Company believes that dividends, mortgage amortization payments and necessary capital improvements will continue to be funded primarily by funds from operations. Other planned activities, including property acquisitions, certain capital improvement programs and debt repayments are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties and public or private offerings of stock or debt.

         For a description of the Company's mortgage debt, reference is made to Table V in Item 2 hereof and to Note 7 to the consolidated financial statements included as a part of this report. For a description of commitments and contingencies, reference is made to Notes 17 and 18 to the consolidated financial statements included as a part of this report.

         In 1995, the Company filed a shelf registration statement covering up to $200 million of common stock, senior debt and subordinated debt. The Company intends to use the net proceeds of any offerings under such shelf registration to repay debt; to improve, expand or redevelop its properties; to acquire additional properties; and for working capital. Approximately $194 million of capital has been raised by the Company under this shelf registration, including $50 million of senior debt issued in March 1996, approximately $52 million in the issuance of 4,653,747 shares of common stock in a January 1997 public offering, approximately $17 million in the issuance of 1,500,000 shares of common stock in January 1997 in connection with the repurchase by the Company of $54,799,000 of its 7.3% convertible subordinated debentures and $75 million of senior debt issued in August 1997.

         On March 26, 1996, the Company issued $50,000,000 of 7.45% senior notes due April 1, 2001. The senior notes were issued at a discount of $83,500 which is being amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled approximately $49,394,000. For more information regarding these senior notes, reference is made to Note 9 to the consolidated financial statements.

         On January 14 and 22, 1997, the Company completed the offering of 4,653,747 shares of its common stock at $11.25 per share. The net proceeds from the offering totaled approximately $49,534,000.

         The Company's 7.3% convertible subordinated debentures are convertible into common stock of the Company at any time prior to maturity on August 15, 2003 at $11.25 per share, subject to adjustment in certain events. On January 17, 1997, the Company completed the repurchase of $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003 in a private transaction with a single debenture holder. The debentures were repurchased by the Company at par plus $1,689,000 of accrued interest. The seller had informed the Company that the seller had both $54,799,000 par value of the debentures and a short position of 1,500,000 shares in the Company's common stock. The consideration paid by the Company was comprised of 1,500,000 shares of common stock, valued for purposes of the exchange at $11.05 per share, and cash in the amount of $38,224,000. The debentures repurchased were canceled by the Company. Additionally, during 1997, $1,653,000 of the Company's 7.3% convertible subordinated debentures were converted into 146,921 shares of common stock at $11.25 per share. As of December 31, 1997 and 1996, $28,453,000 and $84,905,000,
respectively, of the debentures were outstanding.

For additional information on the debentures, reference is made to Note 8 to the consolidated financial statements.

         On August 15, 1997, the Company issued $75,000,000 of 7.25% senior notes due August 15, 2007. The senior notes were issued at a discount of $426,000 which is being amortized over the life of the notes for financial reporting purposes. Net proceeds from the offering totaled approximately $73,817,000. For more information regarding the senior notes, reference is made to Note 9 to the consolidated financial statements.

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

         On December 15, 1995, the Company obtained a $100,000,000 unsecured revolving term loan maturing January 4, 1999. Not later than June 30 of each year commencing June 30, 1996, the Company may request to extend the maturity date for an additional twelve-month period beyond the existing maturity date. In accordance with the terms of the agreement, during 1996 and 1997 the Company extended the maturity date for two additional twelve-month periods to January 4, 2001. The interest rate is, at the option of the Company, either prime, fluctuating daily or LIBOR plus the "Applicable Margin" (currently 1.25%), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. As of December 31, 1997 and 1996, the borrowings under this credit facility totaled $14,400,000 and $15,000,000, respectively. For additional information on this revolving term loan, reference is made to
Note 10 to the consolidated financial statements.

         The Company's Dividend Reinvestment Plan allows shareholders to elect to reinvest all or a portion of their distributions in newly issued shares of common stock of the Company at 95% of the market price of the shares. During 1997, 1996 and 1995, the Company received net proceeds under this plan of $2,864,000, $1,024,000 and $1,107,000, respectively. For additional information on the Dividend Reinvestment Plan, reference is made to Note 14 to the consolidated financial statements.

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

         Recent Accounting Pronouncements. Effective December 1997, the Company adopted Statement of Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share. This standard had no material impact on the earnings per share calculation. Reference is made to Note 13 to the consolidated financial statements for the required disclosures.

         Year 2000 Compliance. The Company has been assessing the possible effects of the Year 2000 computer problem in connection with its technology investments and operations, and management currently believes the Company has limited exposure and expects the cost of addressing all Year 2000 issues to be less than $20,000 in each of 1998 and 1999. As part of its assessment, Company management has been evaluating Year 2000 compliance by those with whom it does business and to date has not discovered any Year 2000 problem with significant counterparties that it believes are reasonably likely to have a material adverse effect upon the Company. However, no assurance can be given that potential Year 2000 problems at those with whom the Company does business will not occur, and if these occur, consequences to the Company will not be material. Many of the Company's technology systems have already been certified as Year 2000 compliant.

Item 8.  Financial Statements and Supplementary Data.



                              IRT PROPERTY COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
Report of Independent Public Accountants                             38

Consolidated Balance Sheets -
  December 31, 1997 and 1996                                         39

Consolidated Statements of Earnings -
  For the Years Ended December 31, 1997,
  1996 and 1995                                                      40

Consolidated Statements of Changes
  in Shareholders' Equity - For the Years Ended
  December 31, 1997, 1996 and 1995                                   41

Consolidated Statements of Cash Flows -
  For the Years Ended December 31, 1997,
  1996 and 1995                                                      42

Notes to Consolidated Financial Statements -
  December 31, 1997, 1996 and 1995                                   44



Schedules:

III      Real Estate and Accumulated Depreciation                    69

IV       Mortgage Loans on Real Estate                               82


                    Report of Independent Public Accountants


To The Shareholders of

         IRT Property Company:

         We have audited the accompanying consolidated balance sheets of IRT PROPERTY COMPANY (a Georgia corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRT Property Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



                                                     ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 30, 1998

                              IRT PROPERTY COMPANY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                   1997               1996
                                                                                -------------    --------------
ASSETS
Real estate investments:

  Rental properties                                                             $ 537,160,220    $ 463,392,557
  Accumulated depreciation                                                        (62,526,989)     (56,881,888)
                                                                                -------------    -------------
                                                                                  474,633,231      406,510,669
  Net investment in direct financing leases                                         4,704,295        4,826,059
  Investment in joint venture                                                         355,832          355,832
  Mortgage loans, net                                                               9,321,205       13,182,520
                                                                                -------------    -------------

      Net real estate investments                                                 489,014,563      424,875,080
Cash and cash equivalents                                                             275,349        3,174,342
Accrued interest receivable                                                           528,094          488,663
Prepaid expenses and other assets                                                   8,334,792        9,156,606
                                                                                -------------    -------------

                                                                                $ 498,152,798    $ 437,694,691
                                                                                =============    =============
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable plus net interest premium of
    $9,230 in 1997 and $34,928 in 1996                                          $  59,558,650    $  84,000,628
  7.30% convertible subordinated debentures due August 15, 2003                    28,453,000       84,905,000
  7.45% senior notes due April 1, 2001, net of interest
    discount of $54,210 in 1997 and $70,890 in 1996                                49,945,790       49,929,110
  7.25% senior notes due August 15, 2007, net of interest
    discount of $410,025                                                           74,589,975                -
  Indebtedness to banks                                                            14,400,000       15,000,000
  Accrued interest on debentures                                                      784,671        2,341,488
  Accrued interest on senior notes                                                  2,970,313          931,250
  Accrued expenses and other liabilities                                            6,719,244        6,177,293
  Deferred income taxes                                                             1,055,000        1,055,000
                                                                                -------------    -------------

      Total liabilities                                                           238,476,643      244,339,769
                                                                                -------------    -------------
Commitments and Contingencies (Notes 17 and 18)

Shareholders' Equity:
  Common stock, $1 par value, 75,000,000 shares authorized; 32,385,664 shares issued and outstanding in 1997 and
    25,807,302 shares in 1996                                                      32,385,664       25,807,302
  Preferred stock, $1 par value, authorized 10,000,000 shares;
    none issued                                                                             -                -
  Additional paid-in capital                                                      263,786,165      201,273,343
  Cumulative distributions in excess of net earnings                              (36,495,674)     (33,725,723)
                                                                                -------------    -------------

      Total shareholders' equity                                                  259,676,155      193,354,922
                                                                                -------------    -------------
                                                                                $ 498,152,798    $ 437,694,691
                                                                                =============    =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                    1997           1996             1995
                                                    ----           ----             ----
Revenues:
  Income from rental properties                  $65,215,479   $ 57,925,659    $ 58,008,386
  Interest, including $170,552 in 1997 and
    $232,519 in 1996 on cash equivalents           1,330,080      1,388,733         899,454
  Interest on direct financing leases                572,276        919,030       1,288,407
                                                 -----------   ------------    ------------

                                                  67,117,835     60,233,422      60,196,247
                                                 -----------   ------------    ------------
Expenses:
  Operating expenses of rental properties         14,075,505     12,113,108      12,733,705
  Interest on mortgages                            6,249,412      7,750,389       9,150,400
  Interest on debentures                           2,325,020      6,198,065       6,210,062
  Interest on 7.45% senior notes                   3,741,680      2,798,433               -
  Interest on 7.25% senior notes                   2,055,038              -               -
  Interest on indebtedness to banks                1,216,204      1,003,331       2,211,980
  Depreciation                                    11,453,460     10,310,344      10,427,268
  Amortization of debt costs                         422,606        595,604         445,907
  General & administrative                         3,363,047      3,862,036       3,466,899
                                                 -----------   ------------    ------------

                                                  44,901,972     44,631,310      44,646,221
                                                 -----------   ------------    ------------
      Earnings before gain on real estate
        investments and extraordinary item        22,215,863     15,602,112      15,550,026
Gain on real estate investments:
  Gain on sales of properties                      3,896,817      1,232,092         173,025
                                                 -----------   ------------    ------------
      Earnings before extraordinary item          26,112,680     16,834,204      15,723,051
Extraordinary item:
  Loss on extinguishment of debt                           -        (16,500)       (137,260)
                                                 -----------   ------------    ------------

      Net earnings                               $26,112,680   $ 16,817,704    $ 15,585,791
                                                 ===========   ============    ============
Per Share (Note 13):

  Basic                                          $      0.82   $       0.65    $       0.61
                                                 ===========   ============    ============

  Diluted                                        $      0.82   $       0.65    $       0.61
                                                 ===========   ============    ============
Weighted average number of shares outstanding:

  Basic                                           31,867,743     25,749,860      25,590,129
                                                 ===========   ============    ============

  Diluted                                         31,921,212     25,754,941      25,595,130
                                                 ===========   ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                  Cumulative
                                                   Additional     Distributions       Total
                                      Common        Paid-In       in Excess of    Shareholders'
                                       Stock        Capital       Net Earnings       Equity
                                       -----        -------       ------------   --------------
Balance at December 31, 1994        $25,420,747   $197,937,465   $(20,319,748)   $ 203,038,464

Net earnings                                  -              -     15,585,791       15,585,791

Cash dividends declared - $.885
  per share                                   -              -    (22,643,066)     (22,643,066)

Issuance of shares under Dividend
  Reinvestment Plan, net                121,831        985,430              -        1,107,261

Conversion of debentures, net           119,554      1,175,718              -        1,295,272

Exercise of stock options                 7,000         46,375              -           53,375

Issuance of shares for the
  acquisition of properties              19,870        173,180              -          193,050
                                    -----------   ------------   ------------    -------------
Balance at December 31, 1995         25,689,002    200,318,168    (27,377,023)     198,630,147

Net earnings                                  -              -     16,817,704       16,817,704

Cash dividends declared - $.90
  per share                                   -              -    (23,166,404)     (23,166,404)

Issuance of shares under Dividend
  Reinvestment Plan, net                112,561        911,734              -        1,024,295

Exercise of stock options                 2,400         16,063              -           18,463

Issuance of shares for the
  acquisition of properties               3,339         27,378              -           30,717
                                    -----------   ------------   ------------    -------------
Balance at December 31, 1996         25,807,302    201,273,343    (33,725,723)     193,354,922

Net Earnings                                  -              -     26,112,680       26,112,680

Cash dividends declared - $.90
  per share                                   -              -    (28,882,631)     (28,882,631)

Issuance of shares under Dividend
  Reinvestment Plan, net                259,991      2,603,840              -        2,863,831

Conversion of debentures, net           146,921      1,463,540              -        1,610,461

Exercise of stock options, net           17,703         87,548              -          105,251

Issuance of common stock, net         4,653,747     44,880,749              -       49,534,496

Issuance of shares for the
  acquisition of convertible
  debentures, net                     1,500,000     13,477,145              -       14,977,145
                                    -----------   ------------   ------------    -------------
Balance at December 31, 1997        $32,385,664   $263,786,165   $(36,495,674)   $ 259,676,155
                                    ===========   ============   ============    =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997           1996             1995
                                                            ----           ----             ----
Cash flows from operating activities:
  Net earnings                                         $ 26,112,680    $ 16,817,704    $ 15,585,791
  Adjustments to reconcile earnings to net cash from
    operating activities:
      Depreciation                                       11,453,460      10,310,344      10,427,268
      Gain on real estate investments                    (3,896,817)     (1,232,092)       (173,025)
      Extraordinary loss on extinguishment of debt                -          16,500         137,260
      Amortization of debt costs and discount               455,261         608,016         445,907
      Amortization of capital leasing income                121,764         227,039         198,163
                                                       ------------    ------------    ------------

                                                         34,246,348      26,747,511      26,621,364
      Changes in accrued assets and liabilities:
        Decrease in accrued interest on debentures       (1,556,817)              -         (37,095)
        Increase in accrued interest on senior notes      2,039,063         931,250               -
        Increase in interest receivable, prepaid
          expenses and other assets                        (478,335)       (839,832)     (1,187,639)
        Increase in accrued expenses and other
          liabilities                                       541,951         912,091         550,357
                                                       ------------    ------------    ------------
      Net cash flows from operating activities           34,792,210      27,751,020      25,946,987
                                                       ------------    ------------    ------------
Cash flows from (used in) investing activities:
  Proceeds from sales of properties, net                  6,076,520       5,658,531       1,310,531
  Additions to real estate investments, net -
    Acquisitions, expansions and renovations            (68,051,437)    (18,076,038)     (7,672,184)
    Improvements                                         (2,159,753)     (3,003,055)     (1,200,302)
  Collections of mortgage loans, net                      3,861,315         116,690          52,933
  Additions to mortgage loans                                     -               -        (260,000)
  Contributions to joint venture                                  -        (355,832)              -
                                                       ------------    ------------    ------------

      Net cash flows used in investing activities       (60,273,355)    (15,659,704)     (7,769,022)
                                                       ------------    ------------    ------------
Cash flows from (used in) financing activities:
  Cash dividends paid, net                              (26,018,800)    (22,142,109)    (21,535,805)
  Issuance of common stock, net                          49,534,496               -               -
  Exercise of stock options                                 105,251          18,463          53,375
  Principal amortization of mortgage notes payable,
    net                                                  (1,146,359)     (1,238,802)     (1,546,572)
  Repayment of mortgage notes payable, net              (34,840,154)    (13,948,751)     (6,836,676)
  Increase (decrease) in bank indebtedness, net            (600,000)    (21,000,000)     10,000,000
  Issuance of 7.45% senior notes, net                             -      49,394,325               -
  Issuance of 7.25% senior notes, net                    73,817,209               -               -
  Repurchase of 7.3% convertible subordinated
    debentures, net                                     (38,269,338)              -               -
  Cash in lieu of fractional shares on conversion of
    debentures                                                 (153)              -             (15)
  Extraordinary loss on extinguishment of debt                    -         (16,500)       (137,260)
                                                       ------------    ------------    ------------

      Net cash flows from (used in) financing
        activities                                       22,582,152      (8,933,374)    (20,002,953)
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents     (2,898,993)      3,157,942      (1,824,988)
Cash and cash equivalents at beginning of year            3,174,342          16,400       1,841,388
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year               $    275,349    $  3,174,342    $     16,400
                                                       ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                         1997              1996             1995
                                                                          ----             ----             ----
Supplemental disclosures of cash flow information:
Cash paid during the period for interest related to:
  Mortgage notes payable                                               $  6,174,193    $  7,868,231    $  9,207,974
  Convertible subordinated debentures                                     3,881,837       6,198,065       6,247,157
  7.45% Senior notes, including $59,663 capitalized
    in 1996                                                               3,725,000       1,997,736               -
  7.25% Senior notes                                                        426,000               -               -
  Indebtedness to banks, including $2,853
    capitalized in 1996 and $93,591 in 1995                               1,310,758       1,013,961       2,449,034
                                                                       ------------    ------------    ------------
      Total cash paid during the year for interest                     $ 15,517,788    $ 17,077,993    $ 17,904,165
                                                                       ============    ============    ============
Supplemental schedule of noncash investing and
financing activities:

Acquisitions, expansions and renovations:
  Cost of acquisitions, expansions and renovations                     $ 79,595,972    $ 18,106,755    $ 10,329,579
  Additions to mortgage notes payable                                   (11,544,535)              -      (2,464,345)
  Issuance of common stock                                                        -         (30,717)       (193,050)
                                                                       ------------    ------------    ------------

      Cash paid for acquisitions, expansions and
        renovations of real estate investments                         $ 68,051,437    $ 18,076,038    $  7,672,184
                                                                       ============    ============    ============

Sales of Properties:

  Gross proceeds from sales of properties                              $  6,076,520    $ 10,458,531    $  1,310,531
  Additions to mortgage loans                                                     -      (4,800,000)              -
                                                                       ------------    ------------    ------------

      Cash proceeds from sales of properties, net                      $  6,076,520    $  5,658,531    $  1,310,531
                                                                       ============    ============    ============

Repurchase of convertible debentures:

  Convertible debentures repurchased                                   $ 54,799,000    $          -    $          -
  Issuance of common stock, net                                         (16,529,662)              -               -
                                                                       ------------    ------------    ------------

      Cash paid for repurchase of convertible debentures               $ 38,269,338    $          -    $          -
                                                                       ============    ============    ============

  Issuance of common stock, net                                        $ 16,529,662    $          -    $          -
  Associated unamortized debenture costs                                 (1,552,517)              -               -
                                                                       ------------    ------------    ------------

      Net increase in shareholders' equity                             $ 14,977,145    $          -    $          -
                                                                       ============    ============    ============

Conversion of debentures:

  Debentures converted                                                 $  1,653,000    $          -    $  1,345,000
  Associated unamortized debenture costs                                    (42,386)              -         (49,713)
  Equity issued on conversion                                            (1,610,461)              -      (1,295,272)
                                                                       ------------    ------------    ------------

      Cash paid in lieu of fractional shares                           $        153    $          -    $         15
                                                                       ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 and 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Consolidation-

                  The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company, VW Mall, Inc. and IRT Alabama, Inc., and IRT Capital Corporation, its taxable subsidiary, (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

         Business-

                  IRT Property Company, founded in 1969, is a self- administered and self-managed equity real estate investment trust which invests primarily in neighborhood and community shopping centers which are located in the Southeastern United States and are anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores. No one retailer accounts for more than 6.5% of the Company's gross revenues.

                  In 1997, IRT Alabama, Inc. ("IRTAL"), a wholly-owned subsidiary of the Company, was formed under the laws of Alabama. Upon its formation, IRTAL purchased Madison Centre in Huntsville, Alabama. See Note 3 for additional information regarding this acquisition.

                  In 1996, IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was formed under the laws of Georgia. This taxable subsidiary will have the ability to develop properties, buy and sell properties, provide equity to developers who are merchant builders and perform third-party management, leasing and brokerage. The Company holds 96% of the non-voting common stock and 1% of the voting common stock of IRTCC. The remaining voting common stock is currently held by a member of the Board of Directors and an executive officer of the Company. IRTCC is included in the Company's consolidated financial statements but is taxed as a regular corporation and not as a REIT.

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

                  Gains from the sale of real estate are deferred until such time as minimum down payment and loan amortization requirements are met in conformity with the provisions of Statement of Financial Accounting Standards No. 66. Interest discounts are imputed on financed sales and acquisitions when the contractual interest rates are less than prevailing market rates at the time of sale or acquisition.

         Depreciation-

                  The Company provides depreciation on buildings and other improvements on the straight-line basis over their estimated useful lives. Such lives are from 16 to 40 years for buildings and 6 years for improvements. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. The profit or loss on assets retired or otherwise disposed of is credited or charged to operations and the cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

         Valuation Loss-

                  Effective January 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. Rental properties are carried at the lower of depreciated cost or net realizable value.

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

         Earnings Per Share-

                  Earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding consistent with the guidelines of Statement of Accounting Standards No. 128, "Earnings Per Share." The effect on earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Exercise of the outstanding stock options does not have a material dilutive effect on earnings per share. See Note 13 for the required disclosures.

         Reclassification of Prior Year Amounts-

                  Certain items in the consolidated financial statements have been reclassified to conform with the 1997 presentation.

         Recent Accounting Pronouncements-

                  Effective December 1997, the Company adopted Statement of Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share. This standard had no material impact on the earnings per share calculation. See Note 13 for the required disclosures.

2.       PUBLIC OFFERINGS:

                  On January 14 and 22, 1997, the Company completed the offering of 4,653,747 shares of its common stock at $11.25 per share. The net proceeds from the offering totaled approximately $49,534,000.

                  On August 15, 1997, the Company issued $75,000,000 of 7.25% senior notes due August 15, 2007. The senior notes were issued at a discount of $426,000 which is being amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled approximately $73,817,000. For more information regarding these senior notes, see Note 9.

3.       RENTAL PROPERTIES:

                  Rental properties are comprised of the following:

                                                  December 31,
                                       ---------------------------------
                                            1997               1996
                                            ----               ----
         Land covered by purchase-
           leaseback agreements        $    928,292        $    928,292

         Land related to buildings
           and improvements             118,374,360          97,319,967

         Buildings & improvements       417,857,568         365,144,298
                                       ------------        ------------

                                       $537,160,220        $463,392,557
                                       ============        ============

                  Upon expiration of the leases for land covered by purchase-leaseback agreements, all improvements on the land will become the property of the Company.

                  On October 6, 1997, the Company sold Masonova Plaza in Daytona Beach, Florida for a total sales price of $1,000,000. The Company received net cash proceeds from this sale of approximately $912,000 and recognized a gain of approximately $524,000 for financial reporting purposes.

                  On October 29, 1997, the Company sold Whitehall Kent Apartments in Kent, Ohio for a total sales price of $5,400,000. The Company received net cash proceeds from this sale of approximately $5,165,000 and recognized a gain of approximately $3,373,000 for financial reporting purposes.

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

                  On April 16, 1997, the Company acquired Market Place in Norcross, Georgia for $7,074,000 cash, consisting of the initial purchase price of $6,800,000, $250,000 of capital expenditures and approximately $24,000 of acquisition costs.

                  On May 13, 1997, the Company acquired Powers Ferry Plaza in Marietta, Georgia for a total cost of $6,901,000, consisting of the initial purchase price of $6,800,000 and approximately $101,000 of acquisition costs. This acquisition was funded by cash of $5,651,000 and a $1,250,000 purchase- money mortgage with an annual interest rate of 9% maturing January 31, 1999.


                  On June 17, 1997, the Company acquired Fairview Oaks in Ellenwood, Georgia for $7,110,000 cash, consisting of the initial purchase price of $7,100,000 and approximately $10,000 of acquisition costs.

                  On July 1, 1997, the Company acquired Greenwood Shopping Center in Palm Springs, Florida for $13,083,000 cash, consisting of the initial purchase price of $12,950,000 and approximately $133,000 of acquisition costs.

                  On August 18, 1997, the Company acquired Madison Centre in Huntsville, Alabama for $5,818,000 cash, consisting of the initial purchase price of $5,765,000 and approximately $53,000 of acquisition costs.

                  On November 14, 1997, the Company acquired Shoppes of Silverlakes in Pembroke Pines, Florida for a total cost of $16,869,000, consisting of the initial purchase price of $16,650,000 and approximately $219,000 of acquisition costs. This acquisition was funded by cash of $13,367,000 and the assumption of the $3,502,000 existing mortgage debt with an interest rate of 7.75%, maturing July 1, 2015.

                  On December 11, 1997, the Company acquired McAlpin Square in Savannah, Georgia for $6,078,000 cash, consisting of the initial purchase price of $5,700,000 and approximately $378,000 of acquisition costs.

                  On December 18, 1997, the Company acquired Chastain Square in Atlanta, Georgia for $6,758,000 cash, consisting of the initial purchase price of $6,200,000, $500,000 of capital expenditures and approximately $58,000 of acquisition costs.

                  At December 31, 1997, land covered by one purchase- leaseback agreement with a cost of $435,994 is subordinate to a first mortgage lien of approximately $18,000 which is on both land and improvements but is not an obligation of the

         Company. In addition, the lessees of two of these properties have the option, subject to certain conditions, to repurchase the land. Such option prices are for amounts greater than the Company's carrying value of the related land.

                  Minimum base rentals on noncancellable operating leases for the Company's shopping center, industrial and land purchase-leaseback investments for the next five years and thereafter are as follows:

                           Year                               Amount
                           ----                               ------
                           1998                           $ 57,610,000
                           1999                             52,936,000
                           2000                             46,854,000
                           2001                             41,163,000
                           2002                             35,653,000
                           Thereafter                      245,672,000
                                                          ------------
                                                          $479,888,000
                                                          ============

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

                  As of December 31, 1997, two retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $332,850 plus percentage rentals of 1% of gross sales in excess of the tenant's actual sales for its fiscal year ended January 31, 1990. Rental income from these leases totaled $381,414 (including $48,564 of percentage rentals) in 1997. Rental income from these leases and the two facilities sold in December 1996 totaled $871,714 (including $43,789 of percentage rentals) in 1996 and $1,175,284 (including $347,359 of percentage rentals) in 1995.

                  The Company acquired ten branch bank buildings in a 1984 merger. These facilities are leased to The Old Phoenix National Bank at a total annual rental of $313,049.

                  Of the total rental income on direct financing leases, $121,764, $227,039 and $198,163 were recorded as amortization of capitalized leasing income in 1997, 1996 and 1995, respectively.

                  The Company is to receive minimum lease payments of $645,899 per year during 1998 through 2002 and a total of $5,899,285 thereafter through the remaining lease terms. The estimated residual values of the leased properties included in net investment in direct financing leases totaled $292,900 as of December 31, 1997 and 1996, respectively.

5.       INVESTMENT IN JOINT VENTURE:

                  IRTCC is a 50% owner of a joint venture which purchased a 1.31 acre parcel of land located in Savannah, Georgia, for development or sale.

6.       MORTGAGE LOANS:

                  The Company's investments in mortgage loans, all of which are secured by real estate investments, are summarized by type of loan at December 31, 1997 and 1996, as follows:

                                                            1997                            1996
                                                  ------------------------      -----------------------------
                                                    Number       Amount           Number           Amount
                                                   of Loans   Outstanding       of Loans         Outstanding
                                                  ---------   ------------      --------         ------------
                  First mortgage                       2      $ 3,283,231             3          $  7,099,459
                  Mortgage
                    participation                      1           25,753             1                27,785
                  Wrap-around
                    mortgage                           1        5,212,708             1             5,297,165
                  Second mortgage                      2        1,000,000             2             1,000,000
                                                       -      -----------             -          ------------

                                                       6        9,521,692             7            13,424,409

                  Less-Interest
                    discounts and
                    negative
                    goodwill                           -         (200,487)            -              (241,889)
                                                       -      -----------             -          ------------

                  Mortgage
                    loans, net                         6      $ 9,321,205             7          $ 13,182,520
                                                       =      ===========             =          ============



                  During 1996, the Company took back a $3,800,000 purchase-money first mortgage on the sale of one shopping center investment in Glendale, Arizona. During 1997, this purchase- money mortgage was prepaid. The company received net cash proceeds from this prepayment of approximately $3,587,000. During 1996, the Company took back two purchase-money second mortgages totaling $1,000,000 on the sale of two net-leased retail facilities. See Note 4 for additional information.

                  During April 1994, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan filed Chapter 11 bankruptcy. In December 1994, the Bankruptcy Court approved the plan of reorganization which amended the loan effective December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively. Additional interest at an annual rate of 1% continues to accrue through the remainder of the term. In addition, during 1995, the Company funded additional principal of $260,000 under this mortgage for capital improvements. The terms of the restructured debt call for total proceeds over the remaining term of the mortgage in excess of the carrying value of the indebtedness at the time of the restructuring. Therefore, no loss was recorded related to the restructuring in accordance with SFAS No. 15. The borrower under this wrap-around mortgage is currently in default of the terms of the mortgage, and the Company has initiated foreclosure proceedings. The net carrying value of this mortgage is approximately $4,478,000 as of December 31, 1997. See Note 20 for additional information regarding this mortgage loan.

                  Annual principal payments applicable to mortgage loan investments in the next five years and thereafter are as follows:

                           Year                            Amount
                           ----                            ------
                           1998                         $9,225,021
                           1999                              6,805
                           2000                              7,719
                           2001                              8,724
                           2002                              9,828
                           Thereafter                       63,108
                                                        ----------
                                                        $9,321,205
                                                        ==========

                  Based on current rates at which similar loans would be made, the estimated fair value of mortgage loans was approximately $9,394,000 and $13,698,000 at December 31, 1997 and 1996, respectively.

7.       MORTGAGE NOTES PAYABLE:

                  Mortgage notes payable are collateralized by various real estate investments having a net carrying value of approximately $100,463,000 as of December 31, 1997. These notes have stated interest rates ranging from 7.75% to 11.0% and are due in monthly installments with maturity dates ranging from 1998 to 2016.

                  During 1997, the Company a) repaid at maturity a $3,800,000 mortgage bearing interest at 9.75%, b) repaid at maturity three mortgages aggregating $27,721,000 bearing interest at 7.6% and, c) repaid at maturity a $3,155,000 mortgage bearing interest at 9.375%.

                  Principal amortization and balloon payments applicable to mortgage notes payable in the next five years and thereafter are as follows:

                                                      BALLOON
                  YEAR             AMORTIZATION       PAYMENTS       TOTAL
                  ----             ------------       --------       -----
                  1998              $1,080,982     $ 2,844,484    $ 3,925,466
                  1999               1,170,166         625,000      1,795,166
                  2000                 924,366      12,079,779     13,004,145
                  2001               1,114,292              --      1,114,292
                  2002               1,080,055       5,176,774      6,256,829
                  Thereafter        15,428,966      18,033,786     33,462,752
                                   -----------     -----------    -----------
                                   $20,798,827     $38,759,823    $59,558,650
                                   ===========     ===========    ===========

                  Based on the borrowing rates currently available to the Company for mortgages with similar terms and maturities, the estimated fair value of mortgage notes payable was approximately $64,229,000 and $85,213,000 at December 31, 1997 and 1996, respectively.

8.       CONVERTIBLE SUBORDINATED DEBENTURES:

                  Effective August 31, 1993, the Company issued $86,250,000 of 7.3% convertible subordinated debentures due August 15, 2003, $28,453,000 of which is outstanding as of December 31, 1997. Interest on the debentures is payable semi-annually on February 15 and August
         15. The debentures are convertible at any time prior to maturity into common stock of the Company at $11.25 per share, subject to adjustment in certain events. The Company has the option to redeem the debentures at par at any time after August 15, 1996. Costs associated with the issuance of the debentures were approximately $3,701,000 and are being amortized over the life of the debentures.

                  In March 1995, $1,345,000 of the Company's 7.3% convertible subordinated debentures were converted into 119,554 shares of common stock at $11.25 per share. On January 17, 1997, the Company completed the repurchase of $54,799,000 of these debentures in a private transaction with a single debenture holder. The debentures were repurchased by the Company at par plus $1,689,000 of accrued interest. The seller had informed the Company that the seller had both $54,799,000 par value of the debentures and a short position of 1,500,000 shares in the Company's common stock. The consideration paid by the Company was comprised of 1,500,000 shares of common stock, valued for purposes of the exchange at $11.05 per share, and cash in the amount of $38,224,000. Additional paid-in-capital was reduced by approximately $1,553,000 of unamortized issuance costs associated with the debentures repurchased and canceled and by approximately $45,000 of costs associated with the transaction.

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

                  During 1997, $1,653,000 of these debentures were converted into 146,921 shares of common stock at $11.25 per share. Based upon the conversion price, 2,529,156 authorized but unissued common shares have been reserved for possible issuance if the $28,453,000 debentures outstanding at December 31, 1997 are converted.

                  Based on the closing market price at year end, the estimated fair value of the 7.3% debentures was approximately $29,307,000 and $84,905,000 at December 31, 1997 and 1996, respectively.

9.       SENIOR NOTES:

                  On March 26, 1996, the Company issued $50,000,000 of 7.45% senior notes due April 1, 2001. These senior notes were issued at a discount of $83,500 which is being amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled approximately $49,394,000.

                  Interest on the 7.45% senior notes is payable semi-annually on April 1 and October 1. Costs associated with the issuance of these senior notes totaled approximately $522,000 and are being amortized over the life of the notes.

                  On August 15, 1997, the Company issued $75,000,000 of 7.25% senior notes due August 15, 2007. These senior notes were issued at a discount of $426,000 which is being amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled $73,817,000.

                  Interest on the 7.25% senior notes is payable semi-annually on February 15 and August 15. Costs associated with the issuance of these senior notes totaled approximately $757,000 and are being amortized over the life of the notes.

10.      INDEBTEDNESS TO BANKS:

                  On December 15, 1995, the Company terminated its $50,000,000 secured revolving term loan and obtained a $100,000,000 unsecured revolving term loan maturing January 4, 1999. Not later than June 30th of each year commencing June 30, 1996, the Company may request to extend the maturity date for an additional twelve-month period beyond the existing maturity date. In accordance with the terms of the agreement, during 1996 and 1997 the Company extended the maturity date for two additional twelve-month periods to January 4, 2001.

                  The interest rate is, at the option of the Company, either a) prime, fluctuating daily, or b) the adjusted London Interbank Offered Rates ("LIBOR"), plus the "Applicable Margin" based upon the rating of the senior unsecured long-term debt obligations of the Company. Effective June 30, 1997, the Applicable Margin was reduced from a range of 1.3% to 1.5% to a range of .95% to 1.4%. LIBOR borrowings may be set for periods of one, two, three, six or twelve months at the option of the Company. The Applicable Margin based on the Company's current rating is 1.25%.

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

                  The loan agreement contains restrictive covenants pertaining to net worth, the ratio of debt to equity, interest coverage, debt service coverage, net operating losses, and the ratio of total liabilities to total assets. The Company has agreed not to encumber certain properties ("Negative Pledge Properties"). The commitment may fluctuate up to a maximum of $100,000,000 based on 65% of the value of the Negative Pledge Properties and as of December 31, 1997, the Company may borrow the maximum commitment amount.

                  The previous $50,000,000 revolving term loan which was terminated in December 1995 bore interest at either prime or 1.25% over LIBOR and was secured.

                  The following data is presented with respect to the revolving term loan agreement in 1997 and 1996:

                                          1997                 1996
                                          ----                 ----
        Unused at year-end             $85,600,000         $85,000,000

        Average borrowing for
          the period                    14,165,000          11,750,000

        Maximum amount outstanding
          during the period             64,700,000          48,000,000

        Average interest rate for
          the period                          7.09%               7.04%

        Interest rate at
          year-end                            7.45%               7.06%


                  The Company incurred commitment fees of approximately $212,000 and $221,000 for the years ended December 31, 1997 and 1996, respectively, based on the aggregate unused portion of the commitment.

11.      DEFERRED INCOME TAXES, GAIN ON SALES AND VALUATION LOSS:

                  During 1984, the Company recognized a gain on sale for financial reporting purposes, net of a deferred tax provision of $1,122,000, which reflected the timing differences arising from the Company's election to recognize the gain on this property sale on the installment basis for tax purposes. Installment gains are recognized for tax purposes based on the principal payments received in each year under the purchase- money financing taken back on the sales.

                  The purchase-money financing on this sale commenced principal amortization in 1987 based on a 25-year amortization period, with a balloon payment in 2001. The Company had a deferred tax liability related to this sale of $1,055,000 at December 31, 1997 and 1996. Should the Company elect to distribute the taxable installment gain recognized in future years to its shareholders as capital gain distributions, the reversal of this previously recorded tax liability would be reflected in income for financial reporting purposes in the periods in which the distributions are elected. The borrower under this wrap-around mortgage is in default of the terms of the mortgage, and the Company has initiated foreclosure proceedings. The net carrying value of this mortgage is approximately $4,478,000 as of December 31, 1997. See Note 20 for additional information regarding this mortgage loan.

                  During 1997, the Company sold one shopping center investment and one apartment complex for gains totaling approximately $3,897,000. During 1996, the Company sold one shopping center investment and two net leased facilities for gains totaling approximately $1,232,000. During 1995, the Company sold three shopping center investments and two parcels of land for gains totaling approximately $160,000. In addition, the Company recorded gains of approximately $2,000 on the condemnation of 2,814 square feet of land at two of the Company's shopping center investments.

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

13.      EARNINGS PER SHARE:


                                                                                 Per-Share
                                                    Income          Shares         Amount
                                                    ------          ------       ---------
For the year ended December 31, 1997

Basic Earnings Per Share

Net Earnings available to
  shareholders                                   $26,112,680      31,867,743        $0.82
                                                                                    =====
Options outstanding (See Note 15)                          -          53,469
                                                 -----------      ----------
Diluted Earnings per Share

Net Earnings available to
  shareholders                                   $26,112,680      31,921,212        $0.82
                                                 ===========      ==========        =====

For the year ended December 31, 1996

Basic Earnings Per Share

Net Earnings available to
  shareholders                                   $16,817,704      25,749,860        $0.65
                                                                                    =====
Options outstanding (See Note 15)                          -           5,081
                                                 -----------      ----------
Diluted Earnings per Share

Net Earnings available to
  shareholders                                   $16,817,704      25,754,941        $0.65
                                                 ===========      ==========        =====

For the year ended December 31, 1995

Basic Earnings Per Share

Net Earnings available to
  shareholders                                   $15,585,791      25,590,129        $0.61
                                                                                    =====
Options outstanding (See Note 15)                          -           5,001
                                                 -----------      ----------
Diluted Earnings per Share

Net Earnings available to
  shareholders                                   $15,585,791      25,595,130        $0.61
                                                 ===========      ==========        =====


                  Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. The effect on basic earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Dilution for options issued to executives and directors for the years ended

         December 31, 1997, 1996 and 1995 were determined using the treasury stock method. Options issued to executives and directors with option prices less than the average share price for the respective year were considered dilutive. The Company adopted SFAS No. 128, "Earnings Per Share", effective December 15, 1997. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

         Per Share Amounts                  1996                1995
                                            ----                ----
         Primary EPS as reported           $0.65               $0.61
         Effect of SFAS No. 128                -                   -
                                           -----               -----

         Basic EPS as restated             $0.65               $0.61
                                           =====               =====


                  The impact of extraordinary items on earnings per share is not material.

14.      CASH DISTRIBUTIONS AND DIVIDEND REINVESTMENT PLAN:

                  The taxability of per share distributions paid to shareholders during the years ended December 31, 1997, 1996 and 1995 was as follows:

                                        1997          1996            1995
                                       -----          ----           -----
                 Ordinary income       $ .73          $ .47          $.635
                 Capital gains           .08              -              -
                 Return of capital       .09            .43           .250
                                       -----          -----          -----

                                       $ .90             90          $.885
                                       =====          =====          =====

                  In addition, the 5% discount received upon purchase of shares under the Dividend Reinvestment Plan is taxable as ordinary income to the participant.

                  In 1984, the Company implemented a Dividend Reinvestment Plan (the "Plan") under which shareholders of the Company may elect to reinvest all or a portion of their dividends in the purchase of newly issued shares of common stock of the Company. The price of shares so purchased is 95% of the average high and low sales prices of the Company's common stock on the applicable dividend payment date. During 1997, 1996 and 1995, shares issued under the Plan totaled 260,000,

         113,000 and 122,000, respectively, and dividends totaling $2,864,000, $1,024,000, and $1,107,000, respectively, were reinvested to purchase these shares.

15.      STOCK OPTIONS:

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

                  Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                           1997           1996
                                                                           ----           ----
         Net Earnings:                               As Reported         $26,112,680   $16,817,704
                                                     Pro Forma           $26,006,756   $16,749,336

         EPS (Basic and Diluted):                    As Reported         $      0.82   $      0.65
                                                     Pro Forma           $      0.82   $      0.65

                  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  The weighted average fair value of options granted is $1.11 and $0.72 for 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.28% and 5.38% for qualified employee options, 6.50% and 6.66% for director options; expected dividend yields of 7.91% and 9.62% for qualified employee options, 7.74% and 9.47% for director options; expected lives of 5 years; expected volatility of 20%.

                  Details of the stock option activity during 1997, 1996 and 1995 are as follows:

                                         Number of Shares
                                         ----------------        Option Price
                                     Employees     Directors       Per Share
                                     ---------     ---------     --------------
         Options outstanding,
           December 31, 1994          224,655        47,500       $ 7.63-$15.10

         Granted, 1995                 80,500             -       $       10.13
         Granted, 1995                      -         7,500       $        9.75
         Granted, 1995                 50,000             -       $        9.63
         Exercised, 1995               (7,000)            -       $        7.63
         Expired unexercised,
                         1995         (12,000)            -       $10.13-$12.00
                                      -------        ------
         Options outstanding,
           December 31, 1995          336,155        55,000       $ 7.63-$15.10

         Granted, 1996                 89,000             -       $        9.25
         Granted, 1996                      -         6,250       $        9.75
         Exercised, 1996               (2,400)            -       $  7.63-$9.25
         Expired unexercised,
           1996                       (25,562)            -       $9.25-$14.90
                                      -------        ------
         Options outstanding,
           December 31, 1996          397,193        61,250       $ 7.63-$15.10

         Granted, 1997                 90,000             -       $      11.375
         Granted, 1997                      -         5,000       $      11.625
         Exercised, 1997              (44,200)            -       $ 9.25-$10.75
         Exercised, 1997                    -        (6,250)      $ 9.50-$10.25
         Expired unexercised,
           1997                       (60,000)            -       $ 9.25-$15.10
                                     --------       -------

         Options outstanding,
           December 31, 1997          382,993        60,000       $ 7.63-$14.90
                                     ========       =======


                  There are currently ISOs outstanding on 470,418 shares (including 8,750 shares granted under the Prior Plan), non-qualified options outstanding on 110,000 shares, and 403,000 unoptioned shares remaining in the 1989 Plan after the granting of ISOs for 144,300 additional shares at $11.6875 per share on January 7, 1998 and the expiration of options on 6,875 shares at $12.60 per share on January 3, 1998. All outstanding options are fully exercisable.

16.      EMPLOYEE RETIREMENT BENEFITS:

                  Effective June 30, 1990, the Board of Directors terminated a defined contribution pension plan which had been adopted in 1980 and implemented a program of year-end cash payments to certain employees of the Company ("Cash in Lieu of Pension"). The Cash in Lieu of Pension program was terminated upon the adoption of the Company's 401(k) Plan effective August 1, 1996.

                  Under the Company's 401(k) Plan, employees who have completed one year of service and are at least 18 years of age are eligible for participation in the plan. Employees may elect to make contributions to the plan, and the Company matches 100% of such contributions up to 6% of the individual participant's compensation, based on the length of service. The Company contributed approximately $131,000 and $56,000 to the 401(k) Plan in 1997 and 1996, respectively. The Company accrued approximately $179,000 and $200,000 under the Cash in Lieu of Pension program in 1996 and 1995, respectively.

                  The Company's Chairman was provided with an employment contract during 1980. This contract provides for deferred compensation amounts which commenced upon the employee's retirement in July 1997. The Company accrued approximately $23,000 for this contract in each of 1996 and 1995 and paid approximately $15,000 in 1997.

17.      COMMITMENTS AND CONTINGENCIES:

                  IRTCC has entered into a co-development agreement for the development of a Kroger anchored shopping center in Decatur, Georgia. The project will be developed in two phases totaling approximately 140,000 square feet, not including two outparcels, at a total anticipated cost of approximately $14,100,000. The venture may require the Company to purchase the shopping center upon the completion of Phase I at cost or upon the completion of Phase II at the greater of cost or a 10.75% capitalization rate. It is anticipated that the Company will ultimately acquire the project upon completion.

                  Effective July 1, 1997, the Company entered into a consulting agreement with the Chairman for the period July 1, 1997 through June 30, 1998. In consideration for such consulting work, the Chairman will receive $168,000.

                  As of November 11, 1997, the Company entered into an Amended and Restated Employment Agreement with its President and Chief Executive Officer. This Employment Agreement provides for an initial annual salary of $306,000 with annual reviews and permits participation in all other incentive, benefit, welfare and retirement plans offered by the Company. It is automatically renewable each year unless sooner terminated. Following a "Change In Control" as defined therein, the President may, for good reason, terminate his employment and receive the sum of 2.99 times the executive's annual base salary and 2.99 times his most recent bonus. Following a Change in Control and termination of employment, the Company will continue to provide benefits to the executive consistent with what he received prior to such termination.

                  As of November 11, 1997, the Company also entered into Change In Control Employment Agreements with its three Executive Vice Presidents. These are generally similar to the Change In Control provisions contained in the President's Employment Agreement. However, the Executive Vice President and CFO's agreement provides for payment of two times the sum of the executive's base salary and the most recent annual bonus in the event of a Change in Control and termination of employment. The provisions of the other Executive Vice Presidents' agreements provide for payments of the sum of one year's salary and bonus in the event of a Change In Control and termination of employment. Benefits are payable for two years in the case of the Executive Vice President and CFO and one year in the case of each of the other two Executive Vice Presidents.

                  The Company has entered into a contract to purchase a shopping center investment for a purchase price of approximately $6.1 million. The purchase of this center is contingent on the fulfillment of certain requirements by the seller.

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

19.      SUBSEQUENT EVENT:

                  On January 13, 1998, the Company acquired Town and Country Shopping Center in Kissimmee, Florida for a total cost of $4,261,000, consisting of the initial purchase price of $4,200,000 and approximately $61,000 of acquisition costs. This acquisition was funded by cash of $2,029,000 and the assumption of the $2,232,000 existing mortgage debt with an interest rate of 7.65% maturing December 1, 2002.

20.      EVENT (UNAUDITED) SUBSEQUENT TO DATE OF AUDITOR'S REPORT:

                  On February 18, 1998, the Company obtained title to Spanish Quarter Apartments through foreclosure. At the time of the foreclosure, management believes that the market value of the property equals or exceeds the net carrying value of the wrap-around mortgage as of December 31, 1997.

21.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996.



                                                                                   1997
                                                      -----------------------------------------------------------------------
                                                       First                Second              Third               Fourth
                                                      Quarter               Quarter             Quarter             Quarter
                                                      -----------         -----------         -----------         -----------
Revenues                                              $16,032,212         $16,543,840         $17,188,894         $17,352,889
                                                      ===========         ===========         ===========         ===========
Earnings before gain on real estate
  investments and extraordinary item                  $ 5,458,274         $ 5,658,714         $ 5,483,826         $ 5,615,049

Gain on real estate investments                                 -                   -                   -           3,896,817
                                                      -----------         -----------         -----------         -----------
        Earnings before extraordinary
         item                                           5,458,274           5,658,714           5,483,826           9,511,866
Extraordinary item                                              -                   -                   -                   -
                                                      -----------         -----------         -----------         -----------
        Net earnings                                  $ 5,458,274         $ 5,658,714         $ 5,483,826         $ 9,511,866
                                                      ===========         ===========         ===========         ===========
Per Share:
  Basic                                               $       .18         $       .17         $       .17         $       .29
                                                      ===========         ===========         ===========         ===========

  Diluted                                             $       .18         $       .17         $       .17         $       .29
                                                      ===========         ============        ===========         ===========

                                                                                        1996
                                                      -----------------------------------------------------------------------
                                                         First              Second               Third              Fourth
                                                        Quarter             Quarter             Quarter             Quarter
                                                      -----------         ------------        -----------         -----------
Revenues                                              $14,863,553         $ 15,030,256        $15,146,092         $15,193,521
                                                      ===========         ============        ===========         ===========
Earnings before gain (loss) on real
  estate investments and extraordinary
  item                                                $ 3,902,526         $  3,987,558        $ 4,095,170         $ 3,616,858

Gain (loss) on real estate investments                    207,496              (12,874)                 -           1,037,470
                                                      -----------         ------------        -----------         -----------

      Earnings before extraordinary
       item                                             4,110,022            3,974,684          4,095,170           4,654,328
Extraordinary item                                              -              (16,500)                 -                   -
                                                      -----------         ------------        -----------         -----------
      Net earnings                                    $ 4,110,022         $  3,958,184        $ 4,095,170         $ 4,654,328
                                                      ===========         ============        ===========         ===========

Per Share:
  Basic                                               $       .16         $        .15        $       .16         $       .18
                                                      ===========         ============        ===========         ===========

  Diluted                                             $       .16         $        .15        $       .16         $       .18
                                                      ===========         ============        ===========         ===========

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997

                                                                                                   Estimated
                                                         Costs       Gross Amount    Accumulated     Useful
                                           Initial    Capitalized      at Which      Depreciation    Life of
                                           Cost to    Subsequent to    Carried at     at Close      Buildings
     Description           Encumbrances    Company    Acquisition    Close of Year     of Year       (Years)
     -----------           ------------    -------    -----------    -------------   -----------     -------
Abbeville Plaza
  Abbeville, SC
    Land                    $    -      $     48,066  $        -       $   48,066  $       -              21
    Buildings                                458,062      55,722          513,784    264,547

Alafaya Commons
  Orlando, FL
    Land                         -         5,525,976           -        5,525,976          -              40
    Buildings                              4,723,994      22,607        4,746,601    127,942

Ambassador Row
  Lafayette, LA
    Land                         -         2,451,860           -        2,451,860          -              40
    Buildings                              7,244,580     252,205        7,496,785    594,319

Ambassador Row Courtyard
  Lafayette, LA
    Land                         -         2,899,438           -        2,899,438          -              40
    Buildings                              8,698,313     145,101        8,843,414    669,544

Asheville Plaza
  Asheville, NC
    Land                         -            52,710      15,000           67,710          -              30
    Buildings                                335,717       1,860          337,577    132,960

Bluebonnet Village
  Baton Rouge, LA
    Land                         -         2,540,594      (4,802)       2,535,792          -              40
    Buildings                              5,509,995      74,777        5,584,772    427,657

The Boulevard
  Lafayette, LA
    Land                         -           948,334           -          948,334          -              40
    Buildings                              2,845,003      24,934        2,869,937    220,135

Carolina Place
  Hartsville, SC
    Land                         -           345,000           -          345,000          -              40
    Buildings                              2,006,494           -        2,006,494    429,060



                                           Date               Year
     Description                        Acquired           Completed
     -----------                       ----------         -----------
Abbeville Plaza
  Abbeville, SC
    Land                                 April, 1986           1970
    Buildings

Alafaya Commons
  Orlando, FL
    Land                              November, 1996           1987
    Buildings

Ambassador Row
  Lafayette, LA
    Land                              December, 1994           1980 &
    Buildings                                                  1991

Ambassador Row Courtyard
  Lafayette, LA
    Land                              December, 1994           1986 &
    Buildings                                                  1991

Asheville Plaza
  Asheville, NC
    Land                                 April, 1986           1967
    Buildings

Bluebonnet Village
  Baton Rouge, LA
    Land                              December, 1994           1983
    Buildings

The Boulevard
  Lafayette, LA
    Land                              December, 1994           1976 &
    Buildings                                                  1994

Carolina Place
  Hartsville, SC
    Land                                   May, 1989           1989
    Buildings

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997

                                                                                                   Estimated
                                                         Costs       Gross Amount    Accumulated     Useful
                                           Initial    Capitalized      at Which      Depreciation    Life of
                                           Cost to    Subsequent to    Carried at     at Close      Buildings
     Description           Encumbrances    Company    Acquisition    Close of Year     of Year       (Years)
     -----------           ------------    -------    -----------    -------------   -----------     -------

Centre Pointe Plaza
  Smithfield, NC
    Land                     $   -       $  983,612   $   12,583       $  996,195    $        -         40
    Buildings                             8,002,885      261,768        8,264,653      1,035,551

Chadwick Square
  Hendersonville, NC
    Land                         -          276,778            -          276,778              -        40
    Buildings                             1,179,949       16,100        1,196,049        174,518

Chastain Square
  Atlanta, GA
    Land                         -        1,689,421            -        1,689,421              -        40
    Buildings                             5,068,263            -        5,068,263          4,152

Chelsea Place
  New Port Richey, FL
    Land                         -        1,387,517            -        1,387,517              -        40
    Buildings                             5,550,068        5,000        5,555,068        619,454

Chester Plaza
  Chester, SC
    Land                         -           68,649      143,504          212,153              -        16
    Buildings                               414,117    1,573,701        1,987,818        630,807

Chestnut Square
  Brevard, NC
    Land                         -          295,984            -          295,984              -        40
    Buildings                             1,113,464       22,659        1,136,123        173,148

Colony Square
  Fitzgerald, GA
    Land                         -          272,833            -          272,833              -        40
    Buildings                             2,455,826      207,771        2,663,597        774,227

Commerce Crossing
  Commerce, GA
    Land                         -          379,648          889          380,537              -        40
    Buildings                             4,089,737       31,669        4,121,406        517,999


                                          Date                 Year
     Description                        Acquired             Completed
     -----------                        --------             ---------

Centre Pointe Plaza
  Smithfield, NC
    Land                                December, 1992 &        1989 &
    Buildings                           December, 1993          1993

Chadwick Square
  Hendersonville, NC
    Land                                January, 1992           1985
    Buildings

Chastain Square
  Atlanta, GA
    Land                              December, 1997            1981
    Buildings

Chelsea Place
  New Port Richey, FL
    Land                                  July, 1993            1992
    Buildings

Chester Plaza
  Chester, SC
    Land                               April, 1986 &          1967 &
    Buildings                         February, 1992            1992

Chestnut Square
  Brevard, NC
    Land
    Buildings
                                       January, 1992            1985
Colony Square
  Fitzgerald, GA
    Land
    Buildings
                                       February, 1988            1987
Commerce Crossing
  Commerce, GA
    Land
    Buildings
                                       December, 1992            1988



IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997

                                                         Costs       Gross Amount    Accumulated     Useful
                                           Initial    Capitalized      at Which      Depreciation    Life of
                                           Cost to    Subsequent to    Carried at     at Close      Buildings
     Description           Encumbrances    Company    Acquisition    Close of Year     of Year       (Years)
     -----------           ------------    -------    -----------    -------------   -----------     -------

Country Club Plaza
  Slidell, LA
    Land                   $    -        $  1,068,686  $            $   1,068,686   $         -         40
    Buildings                               3,010,039     138,332       3,148,371       247,134

Countryside Shops
  Cooper City, FL
    Land                        -           5,675,614           -       5,675,614             -         40
    Buildings                              10,954,065     126,930      11,080,995       989,373

The Crossing
  Slidell, LA
    Land                        -           1,282,036           -       1,282,036             -         40
    Buildings                               3,213,616     109,164       3,322,780       267,545

Delchamps Plaza
  Pascagoula, MS
    Land                        -             359,000           -         359,000             -         40
    Buildings                               4,130,247      77,199       4,207,446     1,019,974

Douglas Commons
  Douglasville, GA
    Land                        -           2,543,385       2,951       2,546,336             -         40
    Buildings                               5,958,475     136,787       6,095,262       858,179

Eden Centre
  Eden, NC
    Land                        -             625,901           -         625,901             -         40
    Buildings                               2,901,316           -       2,901,316       229,687

Elmwood Oaks
  Harahan, LA
    Land                7,500,000           4,558,654           -       4,558,654             -         40
    Buildings                               6,560,014      60,537       6,620,551       988,535

Fariview Oaks
  Ellenwood, GA
    Land                        -             713,978           -         713,978             -         40
    Buildings                               6,396,016           -       6,396,016        86,591


                                               Date                        Year
     Description                             Acquired                   Completed
     -----------                            ----------                 -----------
Country Club Plaza
  Slidell, LA
    Land                                     January, 1995                   1982
    Buildings

Countryside Shops
  Cooper City, FL
    Land                                       June, 1994               1986, 1988
    Buildings                                                              & 1991

The Crossing
  Slidell, LA
    Land                                     December, 1994                1988 &
    Buildings                                                                1993

Delchamps Plaza
  Pascagoula, MS
    Land                                      April, 1988                    1987
    Buildings

Douglas Commons
  Douglasville, GA
    Land                                      August, 1992                   1988
    Buildings

Eden Centre
  Eden, NC
    Land                                     November, 1994                  1991
    Buildings

Elmwood Oaks
  Harahan, LA
    Land                                     January, 1992                   1989
    Buildings

Fariview Oaks
  Ellenwood, GA
    Land                                       June, 1997                    1997
    Buildings

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997


                                                                                                             Estimated
                                                         Costs            Gross Amount    Accumulated        Useful
                                              Initial    Capitalized       at Which      Depreciation        Life of
                                              Cost to    Subsequent to    Carried at     at Close           Buildings
     Description           Encumbrances       Company    Acquisition     Close of Year     of Year           (Years)
     -----------           ------------      ----------  -------------   --------------  ------------      ----------
First Street Station
  Albemarle, NC
    Land                    $         --     $  202,578   $      --      $   202,578   $     --               40
    Buildings                                 2,832,092        30,770      2,862,862      239,441

Forest Hills Centre
  Wilson, NC
    Land                              --        869,981        (9,160)       860,821         --               40
    Buildings                                 4,120,606       552,594      4,673,200      779,660

Forrest Gallery
  Tullahoma, TN
    Land                              --      2,137,692        10,639      2,148,331         --               40
    Buildings                                 9,977,044       348,091     10,325,135    1,352,707

Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                              --        787,583          --          787,583         --               30
    Buildings                                 1,860,360        28,774      1,889,134      722,478

The Galleria
  Wrightsville Beach, NC
    Land                              --      1,069,672          --        1,069,672         --               40
    Buildings                                 6,138,818     1,315,011      7,453,829    1,758,240

Grassland Crossing
  Alpharetta, GA
    Land                         6,709,066    1,075,000          --        1,075,000         --               40
    Buildings                                 8,831,655          --        8,831,655      202,323

Greenwood Shopping Center
  Palm Springs, FL
    Land                              --      4,129,000          --        4,129,000         --               40
    Buildings                                 8,953,855         6,215      8,960,070      110,971

Gulf Gate Plaza
  Naples, FL
    Land                              --        277,562          --          277,562         --               28
    Buildings                                 1,857,532     2,364,243      4,221,775    2,752,782





                                Date                  Year
                              Acquired               Completed
                             -----------           -----------
First Street Station
  Albemarle, NC
    Land                    August, 1994                  1989
    Buildings

Forest Hills Centre
  Wilson, NC
    Land                    August, 1990                  1990 &
    Buildings                                             1995

Forrest Gallery
  Tullahoma, TN
    Land                  December, 1992                  1987
    Buildings

Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                      July, 1986                  1986
    Buildings

The Galleria
  Wrightsville Beach, NC
    Land                  August, 1986 &            1986, 1990
    Buildings             December, 1987                 &1996

Grassland Crossing
  Alpharetta, GA
    Land                  February, 1997                 1996
    Buildings

Greenwood Shopping Center
  Palm Springs, FL
    Land                      July, 1997                 1982 &
    Buildings                                            1994

Gulf Gate Plaza
  Naples, FL
    Land                      June, 1979                 1969 &
    Buildings                                            1974

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997


                                                                                                      Estimated
                                                            Costs       Gross Amount    Accumulated     Useful
                                             Initial     Capitalized      at Which      Depreciation    Life of
                                             Cost to     Subsequent to    Carried at     at Close      Buildings
     Description           Encumbrances      Company     Acquisition    Close of Year     of Year       (Years)
     -----------           ------------    ----------    -----------    -------------   -----------     -------
Harris Teeter
  Lexington, VA
    Land                     $        -    $  312,105      $      -       $  312,105      $      -         30
    Buildings                               1,638,552       650,000        2,288,552       715,820

Heritage Walk
  Milledgeville, GA
    Land                              -       810,292             -          810,292             -         40
    Buildings                               7,944,260         3,200        7,947,460       909,830

Hoffner Plaza
  Orlando, FL
    Land                              -       337,182        77,728          414,910             -         28
    Buildings                                 146,554             -          146,554       119,244

Lancaster Plaza
  Lancaster, SC
    Land                              -       120,790             -          120,790             -         30
    Buildings                                 743,852       571,663        1,315,515       509,025

Lancaster Shopping Center
  Lancaster, SC
    Land                              -       338,355             -          338,355             -         30
    Buildings                               1,227,552        29,760        1,257,312       435,211

Lawrence Commons
  Lawrenceburg, TN
    Land                              -       815,653           829          816,482             -         40
    Buildings                               2,728,692        40,334        2,769,026       380,414

Litchfield Landing
  North Litchfield, SC
    Land                              -       475,000             -          475,000             -         40
    Buildings                               2,118,429        39,256        2,157,685       630,851

Macland Pointe
  Marietta, GA
    Land                      3,693,039     1,252,098        (5,875)       1,246,223             -         40
    Buildings                               4,317,234       577,220        4,894,454       603,075


                                         Date               Year
     Description                       Acquired           Completed
     -----------                     ------------         ---------
Harris Teeter
  Lexington, VA
    Land                             June, 1988 &           1981 &
    Buildings                         June, 1989             1989

Heritage Walk
  Milledgeville, GA
    Land                               June,1993            1991 &
    Buildings                                                1992

Hoffner Plaza
  Orlando, FL
    Land                              June, 1979             1972
    Buildings

Lancaster Plaza
  Lancaster, SC
    Land                              April, 1986            1971
    Buildings

Lancaster Shopping Center
  Lancaster, SC
    Land                            August, 1986 &          1963 &
    Buildings                       December, 1987           1987

Lawrence Commons
  Lawrenceburg, TN
    Land                             August, 1992            1987
    Buildings

Litchfield Landing
  North Litchfield, SC
    Land                             August, 1986            1984
    Buildings

Macland Pointe
  Marietta, GA
    Land                             January, 1993          1992 &
    Buildings                                                1993

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997


                                                                                                                Estimated
                                                         Costs            Gross Amount    Accumulated           Useful
                                              Initial    Capitalized       at Which      Depreciation           Life of
                                              Cost to    Subsequent to    Carried at     at Close              Buildings
     Description             Encumbrances     Company    Acquisition     Close of Year     of Year              (Years)
     -----------            -------------    ----------  -------------   --------------  ------------          ---------
Madison Centre
  Huntsville, AL
    Land                    $         --     $2,772,000   $      --         $ 2,772,000   $     --                  40
    Buildings                                 3,046,308          --           3,046,308       28,606

Market Place
  Norcross, GA
    Land                              --      3,819,704          --           3,819,704         --                  40
    Buildings                                 3,253,822          --           3,253,822       57,564

McAlpin Square
  Savannah, GA
    Land                              --      1,519,509          --           1,519,509         --                  40
    Buildings                                 4,558,527          --           4,558,527        4,703

Millervillage Shopping Center
  Baton Rouge, LA
    Land                              --      1,926,535          --           1,926,535         --                  40
    Buildings                                 5,661,992        77,658         5,739,650      444,307

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                              --      3,704,368         6,757         3,711,125         --                  40
    Buildings                                 6,400,556       322,552         6,723,108      987,635

North River Village
  Ellenton, FL
    Land                              --      2,949,031          --           2,949,031         --                  40
    Buildings                                 7,161,093        96,271         7,257,364      820,918

North Village Center
  North Myrtle Beach, SC
    Land                         2,525,195      483,400          --             483,400         --                  37
    Buildings                                 2,785,154        10,479         2,795,633      761,632

Old Kings Commons
  Palm Coast, FL
    Land                              --      1,491,458          --           1,491,458         --                  40
    Buildings                                 4,474,372       164,743         4,639,115    1,170,725






                                        Date                  Year
                                      Acquired               Completed
                                     -----------           -----------
Madison Centre
  Huntsville, AL
    Land                              August, 1997               1997
    Buildings

Market Place
  Norcross, GA
    Land                              April, 1997                1976
    Buildings

McAlpin Square
  Savannah, GA
    Land                              December, 1997             1979
    Buildings

Millervillage Shopping Center
  Baton Rouge, LA
    Land                              December, 1994           1983 &
    Buildings                                                    1992

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                               August, 1992               1987
    Buildings

North River Village
  Ellenton, FL
    Land                              December, 1992 &         1988 &
    Buildings                         December, 1993             1993

North Village Center
  North Myrtle Beach, SC
    Land                                August, 1986             1984
    Buildings

Old Kings Commons
  Palm Coast, FL
    Land                                 May, 1988               1988
    Buildings

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997



                                                                                                                  Estimated
                                                            Costs           Gross Amount      Accumulated          Useful
                                           Initial       Capitalized          at Which        Depreciation         Life of
                                           Cost to       Subsequent to        Carried at       at Close           Buildings
     Description       Encumbrances        Company       Acquisition        Close of Year       of Year            (Years)
     -----------       ------------        -------       -----------        -------------     -----------          -------
Palm Gardens
  Largo, FL
    Land               $      -          $  98,279       $         -        $     98,279       $          -           26
    Buildings                              657,716         1,274,417           1,932,133          1,020,507

Parkmore Plaza
  Milton, FL
    Land                      -          1,799,419             8,141           1,807,560                  -           40
    Buildings                            6,454,261           132,638           6,586,899            831,582

Paulding Commons
  Dallas, GA
    Land                      -          2,312,372             2,687           2,315,059                  -           40
    Buildings                           10,606,781           137,827          10,744,608          1,451,319

Pensacola Plaza
  Pensacola, FL
    Land                      -            130,688                 -             130,688                  -           30
    Buildings                            2,392,249           156,001           2,548,250          1,013,651

Pinhook Plaza
  Lafayette, LA
    Land                7,043,517        2,768,151                 -           2,768,151                  -           40
    Buildings                            8,304,453            55,253           8,359,706            634,998

Plaza Acadienne
  Eunice, LA
    Land                2,228,454                -                 -                   -                  -           40
    Buildings                            2,917,925            55,824           2,973,749            224,794

Plaza North
  Hendersonville, NC
    Land                        -          657,797               121             657,918                  -           40
    Buildings                            1,795,992             6,185           1,802,177            245,212

Powers Ferry Plaza
  Marietta, GA
    Land                1,250,000        1,725,213                 -           1,725,213                  -           40
    Buildings                            5,175,637                 -           5,175,637             80,205



                                     Date               Year
     Description                  Acquired           Completed
     -----------                 ----------         -----------
Palm Gardens
  Largo, FL
    Land                        June, 1979             1970 &
    Buildings                                            1993

Parkmore Plaza
  Milton, FL
    Land                      December, 1992           1986 &
    Buildings                                            1992

Paulding Commons
  Dallas, GA
    Land                       August, 1992              1991
    Buildings

Pensacola Plaza
  Pensacola, FL
    Land                        July, 1986               1985
    Buildings

Pinhook Plaza
  Lafayette, LA
    Land                      December, 1994           1979 &
    Buildings                                            1992

Plaza Acadienne
  Eunice, LA
    Land                      December, 1994             1980
    Buildings

Plaza North
  Hendersonville, NC
    Land                       August, 1992              1986
    Buildings

Powers Ferry Plaza
  Marietta, GA
    Land                        May, 1997              1979 &
    Buildings                                           1983


IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997


                                                                                                        Estimated
                                                             Costs       Gross Amount    Accumulated     Useful
                                             Initial      Capitalized      at Which      Depreciation    Life of
                                             Cost to      Subsequent to    Carried at     at Close      Buildings
     Description           Encumbrances      Company      Acquisition    Close of Year     of Year       (Years)
     -----------           ------------    -----------    -----------    -------------   -----------     -------

Providence Square
  Charlotte, NC
    Land                     $        -    $   450,000    $      300      $   450,300    $        -         35
    Buildings                                1,895,606     2,166,071        4,061,677     2,731,492

Riverview Shopping Center
  Durham, NC
    Land                              -        400,000           322          400,322             -         35
    Buildings                                1,822,918     4,358,230        6,181,148     2,144,586

Salisbury Marketplace
  Salisbury, NC
    Land                              -        733,599             -          733,599             -         40
    Buildings                                3,877,552             -        3,877,552       129,248

Scottsville Square
  Bowling Green, KY
    Land                              -        653,010           765          653,775             -         20
    Buildings                                1,782,340        17,678        1,800,018       306,372

Seven Hills
  Spring Hill, FL
    Land                              -      1,903,090             -        1,903,090             -         40
    Buildings                                2,976,628        34,502        3,011,130       342,929

Shelby Plaza
  Shelby, NC
    Land                              -              -             -                -             -         21
    Buildings                                  937,483       408,222        1,345,705       564,704

Sherwood South
  Baton Rouge, LA
    Land                              -        496,174             -          496,174             -         40
    Buildings                                1,488,521        50,568        1,539,089       121,481

Shoppes of Silverlakes
  Pembroke Pines, FL
    Land                      3,494,085      4,042,613             -        4,042,613             -         40
    Buildings                               12,826,128             -       12,826,128        40,059




                                          Date                    Year
     Description                        Acquired                Completed
     -----------                     --------------             ---------
Providence Square
  Charlotte, NC
    Land                             December, 1971                1973
    Buildings

Riverview Shopping Center
  Durham, NC
    Land                               March, 1972                1973 &
    Buildings                                                      1994

Salisbury Marketplace
  Salisbury, NC
    Land                               August, 1996                1987
    Buildings

Scottsville Square
  Bowling Green, KY
    Land                               August, 1992                1986
    Buildings

Seven Hills
  Spring Hill, FL
    Land                                July, 1993                 1991
    Buildings

Shelby Plaza
  Shelby, NC
    Land                               April, 1986                 1972
    Buildings

Sherwood South
  Baton Rouge, LA
    Land                              December, 1994            1972, 1988
    Buildings                                                     & 1992

Shoppes of Silverlakes
  Pembroke Pines, FL
    Land                              November, 1997              1995 &
    Buildings                                                      1996

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997


                                                                                                        Estimated
                                                             Costs       Gross Amount    Accumulated     Useful
                                             Initial      Capitalized      at Which      Depreciation    Life of
                                             Cost to      Subsequent to    Carried at     at Close      Buildings
     Description           Encumbrances      Company      Acquisition    Close of Year     of Year       (Years)
     -----------           ------------    -----------    -----------    -------------   -----------     -------
Siegen Village
  Baton Rouge, LA
    Land                   $         -     $ 2,375,168    $ (325,000)     $ 2,050,168    $        -         40
    Buildings                                6,513,078        93,637        6,606,715       392,469

Smyrna Village
  Smyrna, TN
    Land                             -         968,358        20,601          988,959             -         40
    Buildings                                4,743,708       118,114        4,861,822       656,817

Smyth Valley Crossing
  Marion, VA
    Land                             -       1,693,137         6,523        1,699,660             -         40
    Buildings                                5,231,283       132,507        5,363,790       708,107

South Beach Regional
  Jacksonville Beach, FL
    Land                             -       3,972,815        19,710        3,992,525             -         40
    Buildings                               17,115,106       836,757       17,951,863     2,526,937

Spalding Village
  Griffin, GA
    Land                    11,376,691       2,813,854         3,281        2,817,135             -         40
    Buildings                               12,470,446       137,515       12,607,961     1,729,585

Stadium Plaza
  Phenix City, AL
    Land                             -       1,828,942         2,130        1,831,072             -         40
    Buildings                                2,614,155        29,315        2,643,470       362,397

Stanley Market Place
  Stanley, NC
    Land                             -         198,103             -          198,103             -         35
    Buildings                                1,602,832        66,297        1,669,129       237,140

Tarpon Heights
  Galliano, LA
    Land                     2,219,484         705,570                        705,570             -         40
    Buildings                                2,116,712        15,005        2,131,717       159,087


                                          Date                    Year
     Description                        Acquired                Completed
     -----------                     --------------             ---------
Siegen Village
  Baton Rouge, LA
    Land                             December, 1994               1988 &
    Buildings                                                      1996

Smyrna Village
  Smyrna, TN
    Land                              August, 1992                 1992
    Buildings

Smyth Valley Crossing
  Marion, VA
    Land                             December, 1992                1989
    Buildings

South Beach Regional
  Jacksonville Beach, FL
    Land                              August, 1992                1990 &
    Buildings                                                      1991

Spalding Village
  Griffin, GA
    Land                              August, 1992                 1989
    Buildings

Stadium Plaza
  Phenix City, AL
    Land                              August, 1992                 1988
    Buildings

Stanley Market Place
  Stanley, NC
    Land                             January, 1992                1980 &
    Buildings                                                      1991

Tarpon Heights
  Galliano, LA
    Land                             January, 1995                 1982
    Buildings

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997


                                                                                                             Estimated
                                                                  Costs        Gross Amount    Accumulated     Useful
                                                  Initial      Capitalized      at Which      Depreciation    Life of
                                                  Cost to      Subsequent to    Carried at     at Close      Buildings
     Description                Encumbrances      Company      Acquisition    Close of Year     of Year       (Years)
     -----------                ------------    -----------    -----------    -------------   -----------     -------
Taylorsville Shopping Center
  Taylorsville, NC
    Land                         $        -     $    89,689    $        -      $    89,689    $         -        40
    Buildings                                     1,443,704     1,078,766        2,522,470        692,450

Thomasville Commons
  Thomasville, NC
    Land                          5,481,755         963,333             -          963,333              -        40
    Buildings                                     6,183,052        50,296        6,233,348        855,046

University Center
  Greenville, NC
    Land                                  -         750,000             -          750,000              -        40
    Buildings                                     3,159,065        61,907        3,220,972        666,183

Venice Plaza
  Venice, FL
    Land                                  -         333,127             -          333,127              -        27
    Buildings                                     1,887,721       688,569        2,576,290      1,734,027

Village at Northshore
  Slidell, LA
    Land                          5,417,992       2,065,633             -        2,065,633              -        40
    Buildings                                     6,196,900        59,033        6,255,933        470,830

Waterlick Plaza
  Lynchburg, VA
    Land                                  -       1,071,000             -        1,071,000              -        40
    Buildings                                     5,091,222       149,409        5,240,631      1,127,966

Watson Central
  Warner Robins, GA
    Land                                  -       1,645,548        12,478        1,658,026              -        40
    Buildings                                    11,316,940       145,928       11,462,868      1,395,615

Wesley Chapel Crossing
  Decatur, GA
    Land                                  -       3,828,806         9,154        3,837,960              -        40
    Buildings                                     7,031,767        63,124        7,094,891        898,354



                                           Date                  Year
     Description                         Acquired             Completed
     -----------                      --------------          ---------
Taylorsville Shopping Center
  Taylorsville, NC
    Land                              August, 1986 &            1982 &
    Buildings                         December, 1988             1988

Thomasville Commons
  Thomasville, NC
    Land                               August, 1992              1991
    Buildings

University Center
  Greenville, NC
    Land                              December, 1989             1989
    Buildings

Venice Plaza
  Venice, FL
    Land                                June, 1979              1971 &
    Buildings                                                    1979

Village at Northshore
  Slidell, LA
    Land                              December, 1994            1988 &
    Buildings                                                    1993

Waterlick Plaza
  Lynchburg, VA
    Land                               October, 1989            1973 &
    Buildings                                                    1988

Watson Central
  Warner Robins, GA
    Land                             December, 1992 &           1989 &
    Buildings                          October, 1993             1993

Wesley Chapel Crossing
  Decatur, GA
    Land                              December, 1992             1989
    Buildings

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997

                                                                                                             Estimated
                                                                Costs        Gross Amount    Accumulated      Useful
                                                   Initial    Capitalized      at Which      Depreciation     Life of
                                                  Cost to    Subsequent to    Carried at     at Close       Buildings
     Description                  Encumbrances    Company    Acquisition     Close of Year     of Year       (Years)
     -----------                  ------------    -------    -------------   -------------   -----------    ---------

West Gate Plaza
  Mobile, AL
    Land                         $      -       $  475,270   $         -     $    475,270    $       -          25
    Buildings                                    3,771,825       496,300        4,268,125    1,040,559

West Towne Square
  Rome, GA
    Land                                -          324,800             -          324,800            -          40
    Buildings                                    5,580,776       120,625        5,701,401    1,138,214

Westgate Square
  Sunrise, FL
    Land                               -         2,238,886             -        2,238,886            -          40
    Buildings                                    6,839,969       145,044        6,985,013      624,185

Willowdaile Shopping Center
  Durham, NC
    Land                               -           936,977       (60,579)         876,398            -          40
    Buildings                                    7,351,612       358,614        7,710,226    2,098,884

Industrial Buildings
  Charlotte, NC - Industrial
    Land                               -           143,160       178,490          321,650            -          14
    Buildings                                    2,170,057     1,138,898        3,308,955    2,746,249

Plasti-Kote
  Medina, OH - Industrial
    Land                               -            81,390             -           81,390            -          14
    Buildings                                      346,979        54,570          401,549      401,549

Lawrence County
  Shopping Center
    Sybene, OH
      Land                             -           435,994             -          435,994            -

Grand Marche
  Shopping Center
    Lafayette, LA
      Land                            -            250,000           500          250,500            -



                                   Date                  Year
    Description                  Acquired             Completed
    -----------                ---------------       ----------
West Gate Plaza                   June, 1974 &          1974 &
  Mobile, AL                     January, 1985          1995
    Land
    Buildings

West Towne Square                  March, 1990           1988
  Rome, GA
    Land
    Buildings

Westgate Square                     June, 1994           1984 &
  Sunrise, FL                                            1988
    Land
    Buildings

Willowdaile Shopping Center     August, 1986 &           1986
  Durham, NC                    December, 1987
    Land
    Buildings

Industrial Buildings                June, 1979          1956 &
  Charlotte, NC - Industrial                            1963
    Land
    Buildings

Plasti-Kote                          June, 1979         1961 &
  Medina, OH - Industrial                               1966
    Land
    Buildings

Lawrence County
  Shopping Center                  May, 1971            1971
    Sybene, OH
      Land

Grand Marche
  Shopping Center               September, 1972        1969
    Lafayette, LA
      Land


IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997

                                                                                                                  Estimated
                                                                 Costs          Gross Amount     Accumulated        Useful
                                             Initial          Capitalized          at Which      Depreciation       Life of
                                              Cost to         Subsequent to        Carried at     at Close         Buildings
     Description        Encumbrances          Company          Acquisition       Close of Year    of Year          (Years)
     -----------        ------------       ---- -------       -------------     --------------  ------------       -------
Manatee County
  Shopping Center
    Bradenton, FL
      Land              $          -       $     241,798      $           -    $      241,798   $         -

                        ------------       -------------      -------------    --------------   ------------


                        $ 58,939,278       $ 511,562,250      $  25,597,970    $  537,160,220   $ 62,526,989
                        ============       =============      =============    ==============   =============





                                 Date       Year
     Description               Acquired   Completed
     -----------              ----------  ----------
Manatee County
  Shopping Center
    Bradenton, FL
      Land                     May, 1971     1971










IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997


NOTE:

Real estate activity is summarized as follows:



                                                          Year Ended December 31,
                                           -----------------------------------------------------
                                                1997                1996               1995
                                           -------------       -------------       -------------
RENTAL PROPERTIES:

Cost -
  Balance at beginning of year             $ 463,392,557       $ 452,508,601       $ 442,642,705

  Acquisitions and improvements               81,755,725          21,109,810          11,518,502

  Retirements                                   (663,197)                 --                  --

  Reduction in carrying value                         --                  --                  --
                                           -------------       -------------       -------------

                                             544,485,085         473,618,411         454,161,207

  Cost of properties sold                     (7,324,865)        (10,225,854)         (1,652,606)
                                           -------------       -------------       -------------

    Balance at end of year                 $ 537,160,220       $ 463,392,557       $ 452,508,601
                                           =============       =============       =============


Accumulated depreciation -
  Balance at beginning of year             $  56,881,888       $  51,600,890       $  41,677,722

  Depreciation                                11,453,460          10,310,344          10,427,268

  Retirements                                   (663,197)                 --                  --
                                           -------------       -------------       -------------

                                              67,672,151          61,911,234          52,104,990

  Accumulated depreciation related to
    rental properties sold                    (5,145,162)         (5,029,346)           (504,100)
                                           -------------       -------------       -------------

    Balance at end of year                 $  62,526,989       $  56,881,888       $  51,600,890
                                           =============       =============       =============

IRT PROPERTY COMPANY                                                 SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 1997




                                                                                              Final           Periodic
                                     Type of                Type of          Interest        Maturity         Payment
Location of Property                   Loan                Property            Rate            Date            Terms
--------------------                   ----                --------            ----            ----            -----
                                                                            (See Notes)                     (See Notes)
Augusta, GA                       First Mortgage        Shopping Center       10.25%       August, 1998         (1)

Kearney, NE                      Second Mortgage        Shopping Center        7.00%      December, 1998        (2)

Fremont, NE                      Second Mortgage        Shopping Center        7.00%      December, 1998        (2)

Montgomery, AL                     Wrap-Around            Apartments            (3)      September, 2001        (3)

Lauderdale Lakes, FL              First Mortgage         Condominiums         10.00%        May, 2009           (4)

Nashville, TN                     First Mortgage         Condominiums        8.63% -        2006-2007           (4)
                                  Participation                               12.38%


                                                                        Principal
                                                                        Amount of
                                                   Face Amount        Loans Subject
                                                  and Carrying        to Delinquent
                                                    Amount of           Principal
Location of Property     Prior Liens                Mortgages          or Interest
--------------------     -----------                ---------          -----------
Augusta, GA              $         -                $3,163,285                   -

Kearney, NE                2,625,900                   594,000                   -

Fremont, NE                1,794,800                   406,000                   -

Montgomery, AL                     -                 5,212,708           5,212,708

Lauderdale Lakes, FL               -                   119,946                   -

Nashville, TN                      -                    25,753                   -

                          ----------                ----------

                           4,420,700                 9,521,692

Less interest discounts
and negative goodwill              -                  (200,487)
                          ----------                ----------

                          $4,420,700                $9,321,205
                          ==========                ==========


NOTES:

(1) Monthly payments of principal and interest, with balloon payments at maturity.

(2)      Monthly payments are interest only; principal due at maturity.

(3) Modified effective, December 1, 1994 to extend the term for 3 years to September 1, 2001 and to reduce the cash interest rate from 10% to 9.5% prospectively, requiring monthly payments of $45,382 of principal and interest for the remaining term, with a balloon payment at maturity. Additional interest at an annual rate of 1% accrues for the periods September 1,1984 through August 31, 1989 and September 1,1991 through August 31, 2001 and is payable at maturity or on sale of the property. In addition, the Company funded additional principal of $260,000 under this mortgage during 1995 to make certain capital improvements. This wrap-around mortgage is subject to a first mortgage having a balance of $610,142 as of December 31, 1997. The borrower under this wrap-around mortgage is currently in default of the terms of the mortgage, and the Company has initiated foreclosure proceedings. See Note 20 for additional information.

(4)      Monthly payments include principal and interest.

IRT PROPERTY COMPANY
MORTGAGE LOANS ON REAL ESTATE                                        SCHEDULE IV
December 31, 1997




NOTE:

Mortgage loan activity is summarized as follows:



                                                                                  Year Ended December 31,
                                                               ----------------------------------------------------------------
                                                                    1997              1996                   1995
                                                                    ----              ----                   ----
Balance at beginning of year                                    $ 13,182,520      $  8,499,210          $ 8,292,143

New mortgage loans                                                         -                 -                    -

Additions to mortgage loans                                                -         4,800,000              260,000

Amortization of interest discounts and negative
  goodwill                                                            41,402            45,998               45,193

Collections of principal                                          (3,902,717)         (162,688)             (98,126)
                                                                ------------      ------------          -----------


Balance at end of year                                          $  9,321,205      $ 13,182,520          $ 8,499,210
                                                                ============      ============          ===========



Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.


         Not applicable

                                    PART III



         The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders of the Company, to be filed pursuant to Regulation 14A, pursuant to General Instruction G(3) to the Report on Form 10-K.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Schedules. Included in Part II of this Report are the following:

         Report of Independent Public Accountants

         Consolidated Balance Sheets at December 31, 1997 and 1996

         Consolidated Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         Schedule III      -       Real Estate and Accumulated Depreciation

         Schedule IV       -       Mortgage Loans on Real Estate

         Exhibits.

         3.1 The Company's Amended and Restated Articles of Incorporation were filed as Exhibit (3)(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein.

         3.2               The Company's By-Laws, as amended, were filed as
                           Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, which is incorporated by reference herein.

         4.1 The Indenture dated August 15, 1993 between the Company and Trust Company Bank, as Trustee, relating to the 7.3% Convertible Subordinated Debentures due August 15, 2003 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, which is incorporated by reference herein.

         4.2 The form of 7.3% Convertible Subordinated Debenture was included in 4.1 above.

         4.3 The Indentures dated as of November 9, 1995 between the Company and SunTrust Bank, Atlanta, as Trustee, relating to Senior Debt Securities and Subordinated Debt Securities were filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein.

         4.4 First Supplemental Indenture dated as of March 26, 1996 between IRT Property Company and SunTrust Bank, Atlanta was filed as an exhibit to the Company's Form 8-K dated March 26, 1996, which is incorporated by reference herein.

         4.5 Supplemental Indenture No. 2, dated August 15, 1997, between IRT Property Company and SunTrust Bank, Atlanta was filed as an exhibit to the Company's Form 8-K dated August 15, 1997, which is incorporated by reference herein.

         10.1 The Deferred Compensation Agreement between the Company and Donald W. MacLeod was filed as an exhibit to the Company's Registration Statement on Form S-2 (No. 2-88716) dated January 4, 1984, which is incorporated by reference herein.

         10.2 The Company's 1989 Stock Option Plan was filed as an exhibit to the Company's Form 8-K dated March 22, 1989, which is incorporated by reference herein.

         10.3 Amendment No. 1 to the Company's 1989 Stock Option Plan was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, which is incorporated by reference herein.

         10.4 The Company's Key Employee Stock Option Plan was filed as an exhibit to the Company's Registration Statement on Form S-2 (No. 2-88716) dated January 4, 1984, which is incorporated by reference herein.

         10.5 The Company's Deferred Compensation Plan for Outside Directors dated December 22, 1995 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein.

         10.6 Agreement between the Company and Donald W. MacLeod, effective October 1, 1995 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein.

         10.6.1            Consulting Agreement between the Company and Donald
                           W. MacLeod dated June 12, 1997, which amends the Agreement contained in Exhibit 10.6, was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein.

         10.7 Amended and Restated Employment Agreement between the Company and Thomas H. McAuley dated as of November 11, 1997.

         10.8 Change in Control Employment Agreement between the Company and Mary M. Thomas dated as of November 11, 1997.

         10.9 Change in Control Employment Agreement between the Company and W. Benjamin Jones III dated as of November 11, 1997.

         10.10 Change in Control Employment Agreement between the Company and Robert E. Mitzel dated as of November 11, 1997.

         10.11 The Company's $100 million revolving term loan agreement dated December 15, 1995 was filed as an exhibit to the Company's Form 8-K dated January 2, 1996, which is incorporated by reference herein.

         10.11.1 First Amendment to Loan Agreement dated June 30, 1997 amending the Company's $100 million revolving term loan agreement dated December 15, 1995 was filed as an exhibit to the Company's Quarter Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein.

         10.11.2 Second Amendment to Loan Agreement dated July 1, 1997 amending the Company's $100 million revolving term loan agreement dated December 15, 1995 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein.

         10.12 Form of Agreement for the Sale and Purchase of Property dated October 30, 1992 and the letter amendment thereto dated November 19, 1992 relative to the Company's acquisition of the seven Dreyfus Centers was filed as an exhibit to the Company's report on Form 8-K dated January 6, 1993 (date of event reported, December 23, 1992), which is incorporated by reference herein.

         11.               Computation of Per Share Earnings.

         21.               Company Subsidiaries.

         23. Consent of Arthur Andersen LLP to the incorporation of their report included in this Form 10-K in the Company's previously filed Registration Statements File Nos. 33-65604, 33-66780, 33-59938, 33- 64628,
                           33-64741, 33-63523 and 333-38847.

         27.               Financial Data Schedule (for S.E.C. use only)

         Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         March 3, 1998                 IRT PROPERTY COMPANY

                                              By: /s/ Thomas H. McAuley
                                                  --------------------------
                                                  Thomas H. McAuley
                                                  President &
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas H. McAuley                    President, Chief           March 3, 1998
----------------------------             Executive Officer
    Thomas H. McAuley                    and Director


/s/ Mary M. Thomas                       Executive Vice             March 3, 1998
----------------------------             President, Chief
    Mary M. Thomas                       Financial Officer
                                         and Director (Principal
                                         Financial & Accounting
                                         Officer)

/s/ Donald W. MacLeod                    Chairman of the            March 3, 1998
----------------------------             Board and Director
    Donald W. MacLeod


/s/ Patrick L. Flinn                     Director                   March 3, 1998
----------------------------
    Patrick L. Flinn


/s/ Homer B. Gibbs, Jr.                  Director                   March 3, 1998
----------------------------
    Homer B. Gibbs, Jr.


/s/ Samuel W. Kendrick                   Director                   March 3, 1998
----------------------------
    Samuel W. Kendrick


/s/ Bruce A. Morrice                     Director                   March 3, 1998
----------------------------
    Bruce A. Morrice


/s/ James H. Nobil                       Director                   March 3, 1998
----------------------------
    James H. Nobil
