Form 10-Q
period 1998-03-31
IRT PROPERTY CO
filed 1998-04-24
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended            March 31, 1998
                                        -----------------------------------

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

                              IRT PROPERTY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                58-1366611
-------------------------------------    ---------------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                              30339
-------------------------------------    ---------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at April 24, 1997
-------------------------------------    ---------------------------------------
Common Stock, $1 Par Value                     32,931,557 Shares

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                               March 31,          December 31,
                                                                 1998                 1997
                                                             ------------         ------------
                                                             (Unaudited)
ASSETS

Real estate investments:

  Rental properties, at cost                                 $ 564,782,939       $ 537,160,220
  Accumulated depreciation                                     (65,612,883)        (62,526,989)
                                                             -------------       -------------

                                                               499,170,056         474,633,231

  Net investment in direct financing leases                      4,671,669           4,704,295
  Investment in joint venture                                           --             355,832
  Mortgage loans, net of interest discounts of $24,790
   in 1998 and $182,293 in 1997                                  4,256,245           9,321,205
                                                             -------------       -------------

      Net real estate investments                              508,097,970         489,014,563

Cash and cash equivalents                                          409,458             275,349
Accrued interest receivable                                         50,907             528,094
Prepaid expenses and other assets                                8,277,416           8,334,792
                                                             -------------       -------------

                                                             $ 516,835,751       $ 498,152,798
                                                             =============       =============
LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:

  Mortgage notes payable plus net interest premium of
   $9,230 in 1997                                            $  58,670,128       $  59,558,650
  7.3% convertible subordinated debentures due August
    15, 2003                                                    23,275,000          28,453,000
  7.45% senior notes due April 1, 2001, net of interest
    discount of $50,040 in 1998 and $54,210 in 1997             49,949,960          49,945,790
  7.25% senior notes due August 15, 2007, net of
    interest discount of $399,375 in 1998 and $410,025
    in 1997                                                     74,600,625          74,589,975
  Indebtedness to banks                                         35,000,000          14,400,000
  Accrued interest on debentures                                   217,104             784,671
  Accrued interest on senior notes                               2,542,188           2,970,313
  Accrued expenses and other liabilities                         8,152,611           6,719,244
  Deferred income taxes                                                 --           1,055,000
                                                             -------------       -------------

      Total liabilities                                        252,407,616         238,476,643
                                                             -------------       -------------

Commitments and Contingencies (Note 7)

Shareholders' Equity:
  Common stock, $1 par value, authorized 75,000,000
    shares; 32,931,557 shares issued and outstanding in
    1998 and 32,385,664 shares in 1997                          32,931,557          32,385,664
  Preferred stock, $1 par value, authorized 10,000,000
    shares; none issued                                                 --                  --
  Additional paid-in capital                                   269,224,288         263,786,165
  Cumulative distributions in excess of net earnings           (37,727,710)        (36,495,674)
                                                             -------------       -------------

      Total shareholders' equity                               264,428,135         259,676,155
                                                             -------------       -------------
                                                             $ 516,835,751       $ 498,152,798
                                                             =============       =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF EARNINGS For
                 the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)



                                                       1998              1997
                                                       ----              ----
Revenues:
  Income from rental properties                     $18,224,247      $15,469,770
  Interest                                              113,556          381,683
  Interest on direct financing leases                   189,387          180,759
                                                    -----------      -----------

                                                     18,527,190       16,032,212
                                                    -----------      -----------

Income from unconsolidated joint venture                 54,021               --
                                                    -----------      -----------

Expenses:
  Operating expenses of real estate
    investments                                       3,988,346        3,170,860
  Interest on mortgages                               1,298,052        1,808,600
  Interest on debentures                                470,968          725,971
  Interest on 7.45% senior notes                        935,420          935,420
  Interest on 7.25% senior notes                      1,370,025               --
  Interest on indebtedness to banks                     349,909          212,656
  Depreciation                                        3,085,894        2,761,846
  Amortization of debt costs                            111,378          107,441
  General & administrative                              916,475          851,144
                                                    -----------      -----------

                                                     12,526,467       10,573,938
                                                    -----------      -----------

      Net earnings                                  $ 6,054,744      $ 5,458,274
                                                    ===========      ===========
Per Share:

  Basic                                             $      0.19      $      0.18
                                                    ===========      ===========

  Diluted                                           $      0.19      $      0.18
                                                    ===========      ===========
Weighted average number of shares outstanding:

  Basic                                              32,514,110       30,983,979
                                                    ===========      ===========

  Diluted                                            32,566,693       31,029,113
                                                    ===========      ===========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                       Additional        Distributions           Total
                                      Common            Paid-In          in Excess of        Shareholders'
                                       Stock            Capital          Net Earnings           Equity
                                       -----            -------          ------------           ------

Balance at December 31, 1996      $  25,807,302      $ 201,273,343      $ (33,725,723)      $ 193,354,922

Net earnings for period                      --                 --          5,458,274           5,458,274

Cash dividends paid -
  $.225 per share                            --                 --         (7,192,943)         (7,192,943)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                              43,705            411,704                 --             455,409

Conversion of debentures,
  net                                    11,998            119,200                 --             131,198

Exercise of stock options                 6,500             58,062                 --              64,562

Issuance of common stock,
  net                                 4,653,747         44,880,749                 --          49,534,496

Issuance of shares for the
  acquisition of convertible
  debentures, net                     1,500,000         13,477,145                 --          14,977,145
                                  -------------      -------------      -------------       -------------

Balance at March 31, 1997         $  32,023,252      $ 260,220,203      $ (35,460,392)      $ 256,783,063
                                  =============      =============      =============       =============

Balance at December 31, 1997      $  32,385,664      $ 263,786,165      $ (36,495,674)      $ 259,676,155

Net earnings for period                      --                 --          6,054,744           6,054,744

Cash dividends paid -
  $.225 per share                            --                 --         (7,286,780)         (7,286,780)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                              84,819            841,311                 --             926,130

Conversion of debentures,
  net                                   460,263          4,595,696                 --           5,055,959

Exercise of stock options                   811              1,116                 --               1,927
                                  -------------      -------------      -------------       -------------

Balance at March 31, 1998         $  32,931,557      $ 269,224,288      $ (37,727,710)      $ 264,428,135
                                  =============      =============      =============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                 the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                      1998                1997
                                                                      ----                ----
Cash flows from operating activities:
  Net earnings                                                     $  6,054,744       $  5,458,274
  Adjustments to reconcile earnings to net cash from
    operating activities:
      Income from unconsolidated joint venture                          (54,021)                --
      Operating distributions from unconsolidated joint
        venture                                                          54,021                 --
      Depreciation                                                    3,085,894          2,761,846
      Amortization of debt costs and discount                           126,198            111,611
      Amortization of capitalized leasing income                         32,626             25,593
                                                                   ------------       ------------

                                                                      9,299,462          8,357,324
      Changes in accrued assets and liabilities:
        Decrease in accrued interest on debentures                     (567,567)        (2,061,925)
        Increase (decrease) in accrued interest on senior
          notes                                                        (428,125)           931,250
        Decrease (increase) in interest receivable, prepaid
          expenses and other assets                                    (142,935)         1,097,417
        Increase in accrued expenses and other
          liabilities                                                 1,433,367            263,339
                                                                   ------------       ------------

      Net cash flows from operating activities                        9,594,202          8,587,405
                                                                   ------------       ------------
Cash flows from (used in) investing activities:
  Non-operating distributions from unconsolidated joint venture         355,832                 --
  Additions to real estate investments, net -
    Acquisitions, expansions and renovations                        (20,385,923)        (3,123,544)
    Improvements                                                       (560,354)          (215,928)
  Collections of mortgage loans, net                                      9,200             29,209
                                                                   ------------       ------------

      Net cash flows used in investing activities                   (20,581,245)        (3,310,263)
                                                                   ------------       ------------
Cash flows from (used in) financing activities:
  Cash dividends paid, net                                           (6,360,650)        (6,737,534)
  Issuance of common stock, net                                              --         49,534,496
  Exercise of stock options                                               1,927             64,562
  Principal amortization of mortgage notes payable, net                (270,861)          (328,751)
  Repayment of mortgage notes payable, net                           (2,849,221)        (3,800,000)
  Increase (decrease) in bank indebtedness, net                      20,600,000         (4,000,000)
  Repurchase of 7.3% convertible subordinated debentures, net                --        (38,269,338)
  Cash in lieu of fractional shares on conversion of
    debentures                                                              (43)               (23)
                                                                   ------------       ------------

      Net cash flows from (used in) financing activities             11,121,152         (3,536,588)
                                                                   ------------       ------------

Net increase in cash and cash equivalents                               134,109          1,740,554

Cash and cash equivalents at beginning of period                        275,349          3,174,342
                                                                   ------------       ------------

Cash and cash equivalents at end of period                         $    409,458       $  4,914,896
                                                                   ============       ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                  1998                1997
                                                                  ----                ----
Supplemental disclosures of cash flow information:
--------------------------------------------------

Cash paid during the period for interest related to:

  Mortgage notes payable                                      $  1,365,835       $  1,796,857
  Convertible subordinated debentures                            1,038,535          2,787,896
  Senior notes                                                   2,718,750                 --
  Indebtedness to banks                                            372,748            266,508
                                                              ------------       ------------

      Total cash paid during the period for interest          $  5,495,868       $  4,851,261
                                                              ============       ============
Supplemental schedule of noncash investing and
financing activities:
----------------------------------------------

Acquisitions, expansions and renovations:

  Cost of acquisitions, expansions and renovations            $ 22,617,483       $  9,916,235
  Additions to mortgage notes payable - Assumed                 (2,231,560)        (6,792,691)
                                                              ------------       ------------
      Cash paid for acquisitions, expansions and
         renovations of real estate investments               $ 20,385,923       $  3,123,544
                                                              ============       ============

Foreclosure of mortgage loan:

  Addition to properties                                      $  4,444,882       $         --
  Basis in mortgage loan                                         4,444,882                 --
                                                              ------------       ------------

      Cash proceeds from foreclosure of mortgage loan         $         --       $         --
                                                              ============       ============

Conversion of debentures:

  Debentures converted                                        $  5,178,000       $    135,000
  Associated unamortized debenture costs                          (121,998)            (3,779)
  Equity issued on conversion                                   (5,055,959)          (131,198)
                                                              ------------       ------------

      Cash paid in lieu of fractional shares                  $         43       $         23
                                                              ============       ============

Repurchase of convertible debentures:

  Convertible debentures repurchased                          $         --       $ 54,799,000
  Issuance of common stock, net of expense                              --        (16,529,662)
                                                              ------------       ------------

      Cash paid for repurchase of convertible debentures      $         --       $ 38,269,338
                                                              ============       ============

  Issuance of common stock, net                               $         --       $ 16,529,662
  Associated unamortized debenture costs                                --         (1,552,517)
                                                              ------------       ------------

      Net increase in shareholders' equity                    $         --       $ 14,977,145
                                                              ============       ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997

1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 1998 and 1997 have been recorded. The results of operations for the interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.       Earnings Per Share

         Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period consistent with the guidelines of Statement of Accounting Standards No. 128, "Earnings Per Share." The effect on basic earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Options issued to executives and directors with exercise prices less than the average market price for the respective period were considered dilutive.

                                                                         Per-Share
                                            Income          Shares         Amount
                                            ------          ------         ------
For the quarter ended March 31, 1998
------------------------------------

Basic Earnings Per Share

Net Earnings available to
  shareholders                            $6,054,744      32,514,110      $   0.19
                                                                          ========
Options outstanding                               --          52,583
                                          ----------      ----------
Diluted Earnings per Share

Net Earnings available to
  shareholders                            $6,054,744      32,566,693      $   0.19
                                          ==========      ==========      ========

For the quarter ended March 31, 1997
------------------------------------

Basic Earnings Per Share

Net Earnings available to
  shareholders                            $5,458,274      30,983,979      $   0.18
                                                                          ========
Options outstanding                               --          45,134
                                          ----------      ----------
Diluted Earnings per Share

Net Earnings available to
  shareholders                            $5,458,274      31,029,113      $   0.18
                                          ==========      ==========      ========


         The Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. This accounting change had no effect on previously reported earnings per share (EPS) data for the quarter ended March 31, 1997.

3.       7.3% Convertible Subordinated Debentures

         During February and March 1998, $5,178,000 of the 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.


         Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275,000 of debentures outstanding March 31, 1998 are converted.

4.       Purchase of Rental Properties

         On January 13, 1998, the Company acquired Town and Country Shopping Center in Kissimmee, Florida for a total cost of $4,265,000, consisting of the initial purchase price of $4,200,000 and approximately $65,000 of acquisition costs. This acquisition was funded by the assumption of the $2,232,000 existing mortgage debt and cash of $2,033,000.

         On March 12, 1998, the Company acquired Spring Valley Commons in Columbia, South Carolina for $6,099,000 cash, consisting of the initial purchase price of $6,075,000 and approximately $24,000 of acquisition costs.

         On March 31, 1998, the Company acquired Daniel Village in Augusta, Georgia for $12,224,000 cash, consisting of the initial purchase price of $12,200,000 and approximately $24,000 of acquisition costs.

5.       Investment in Joint Venture

         IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was a 50% owner of a joint venture which purchased in 1996 a 1.31 acre parcel of land located in Savannah, Georgia, for development or sale. During March 1998, this parcel was sold for a total sales price of $465,000. IRTCC, which is included in the consolidated financial statements of the Company, recognized income from the joint venture of $54,000.

6.       Mortgage Loans

         During the fourth quarter of 1997, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan defaulted under the terms of the mortgage, and on February 18, 1998, the Company obtained title to the property through foreclosure. At the time of the foreclosure, management believes that the market value of the property equals or exceeds the net carrying value of the wrap-around mortgage.


7.       Commitments and Contingencies

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

         The Company has entered into contracts to purchase two shopping center investments for sales prices aggregating $23,000,000. The purchases are currently in the due diligence process and are scheduled to close, if at all, during the second quarter of 1998.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

         Material Changes in Financial Condition. During the first quarter of 1998, the Company borrowed $20,600,000 under its unsecured revolving term loan. It utilized funds of a) $22,588,000 for the acquisition of three shopping center investments, consisting of cash of approximately $20,356,000 and mortgage debt of approximately $2,232,000 secured by one of the centers, b) $2,224,000 to repay at maturity an 11% mortgage (discounted to 9.75% for financial reporting purposes) and c) $625,000 to make a scheduled principal payment under a 9% purchase-money mortgage. Additionally, $5,178,000 of the Company's 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

         During the first quarter of 1997, the Company received cash proceeds of approximately $49,534,000 from the issuance of 4,653,747 shares of its common stock at $11.25 per share. It utilized funds of a) $54,799,000 to repurchase $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003, consisting of cash of approximately $38,224,000 and the issuance of 1,500,000 shares of common stock, valued for the purposes of the exchange at $11.05 per share, b) $9,907,000 for the acquisition of one shopping center investment, consisting of cash of approximately $3,114,000 and mortgage debt of approximately $6,793,000 secured by the center, c) $4,000,000 to paydown the outstanding balance of its unsecured revolving term loan and d) $3,800,000 to repay a 9.75% mortgage at maturity. Additionally, $135,000 of the Company's 7.3% convertible subordinated debentures were converted into 11,998 shares of common stock at $11.25 per share.

         Material Changes in Results of Operations. During the first quarter of 1998, rental income from the Company's core portfolio of shopping center investments increased approximately $351,000. This increase is net of approximately $51,000 less income earned during the first quarter of 1998 due to a tenant bankruptcy during 1997. The increase in the Company's core portfolio income was supplemented by approximately $2,586,000 of income earned from nine shopping center investments acquired in 1997 and three centers acquired during the first quarter of 1998 and by approximately $134,000 of income earned on the apartment investment obtained by the Company through foreclosure of the wrap-around mortgage in February 1998. The increase in the Company's core portfolio income was offset by approximately $316,000 less income earned on two investments sold during 1997. Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately $411,000 and $284,000 during the three months ended March 31, 1998 and 1997, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.

         The decrease in interest income was primarily due to approximately $85,000 less income earned due to the repayment of one purchase-money mortgage in September 1997 and approximately $136,000 less income earned due to the foreclosure of the wrap-around mortgage during the first quarter of 1998. Additionally, the Company earned approximately $55,000 less interest on short-term money market investments during the first quarter of 1998 compared to the first quarter of 1997.

         The increase in interest on direct financing leases resulted from an increase in percentage rental from one of the Company's Wal-Mart investments. Approximately $61,000 of percentage rental was received in 1998 compared to approximately $49,000 in 1997.

         IRTCC, which is included in the consolidated financial statements of the Company, recognized $54,000 of income from a joint venture upon the sale during the first quarter of 1998 of the 1.31 acre parcel of land held by the joint venture.

         Operating expenses related to the Company's core portfolio of real estate investments increased approximately $335,000 for the quarter ended March 31, 1998. Additionally, approximately $581,000 of operating expenses were incurred by the twelve shopping centers acquired by the Company during 1997 and the first quarter of 1998 and approximately $50,000 of operating expenses were incurred by the apartment investment obtained through foreclosure of the wrap-around mortgage loan in February 1998. The increase in operating expenses was partially offset by approximately $148,000 less expenses incurred on two investments sold during 1997.

         The $511,000 net decrease in interest expense on mortgages was primarily due to various mortgages repaid during 1997 and the first three months of 1998, partially offset by the assumption of a $6,793,000 mortgage bearing interest at 7.865% upon the acquisition of Grassland Crossing in February 1997, the $1,250,000 purchase-money mortgage bearing interest at 9% taken upon the acquisition of Powers Ferry Plaza in May 1997, the assumption of a $3,502,000 mortgage bearing interest at 7.75% upon the acquisition of Shoppes of Silverlakes in November 1997 and the assumption of a $2,232,000 mortgage bearing interest at 7.675% upon the acquisition of Town and Country Shopping Center in January 1998. During the first quarter of 1998, the Company repaid at maturity a $2,224,000 mortgage bearing interest at 11% (discounted to 9.75% for financial reporting purposes) and made a $625,000 scheduled principal payment on a 9% purchase-money mortgage. During 1997, the Company a) repaid at maturity a $3,800,000 mortgage bearing interset at 9.75%, b) repaid at maturity three mortgages aggregating $27,721,000 bearing interest at 7.6% and, c) repaid at maturity a $3,155,000 mortgage bearing interest at 9.375%.

         Interest on debentures decreased due to the repurchase of $54,799,000 of the debentures in January 1997 and the conversion of $5,178,000 of the debentures during the first quarter of 1998 and $1,653,000 during 1997.

         The increase in interest on 7.25% senior notes is due to the issuance in August 1997 of $75 million of 7.25% senior notes due August 2007.

         Interest expense on bank indebtedness increased approximately $137,000 for the first quarter of 1998. The Company had average borrowings of approximately $17,052,000 and $8,951,000 at effective interest rates of 7.02% and 6.99%, respectively, under its bank credit facility during the three months ended March 31, 1998 and 1997, respectively. In addition, the Company incurred commitment fees of approximately $51,000 and $56,000 in 1998 and 1997, respectively, based on the aggregate unused portion of the commitment.

         The net increase in depreciation expense in the first quarter of 1998 was primarily due to the twelve shopping center investments acquired during 1997 and 1998, partially offset by the two investments sold during 1997.

         The increase in general and administrative expenses in 1998 was primarily due to increases in the management staff and related employee benefit costs and expanded corporate insurance coverage. Further increases in general and administrative expenses will be reflected in future quarters, as the Company ceased capitalizing overhead costs related to acquisitions effective January 1, 1998 in compliance with the new policy issued by the Emerging Issues Task Force. From July 1, 1997 through December 31, 1997, the Company capitalized approximately $255,000 of acquisition overhead costs. These increases were partially offset by the allocation of management fees. The Company has a policy of allocating management fees to operating expenses of real estate investments with a resultant offset in general and administrative expenses. The management and leasing of the twelve centers acquired during 1997 and 1998 is being accomplished without equivalent additions to personnel costs, and, as such, the management fee allocation for these acquisitions has resulted in a decrease in general and administrative expenses of approximately $68,000.

         Funds from Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net earnings before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest on debentures and amortization of convertible debenture costs are added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the quarters ended March 31, 1998 and 1997. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters ended March 31, 1998 and 1997:


                                                    1998             1997
                                                    ----             ----
Net earnings                                    $ 6,054,744      $ 5,458,274

  Depreciation                                    3,085,894        2,761,846

  Amortization of capitalized leasing fees           61,809           60,197

  Amortization of capitalized leasing
    income                                           32,626           25,593
                                                -----------      -----------

Funds from operations                             9,235,073        8,305,910

  Interest on convertible debentures                470,968          725,971

  Amortization of convertible debenture
    costs                                            28,514           43,497
                                                -----------      -----------

Fully diluted funds from operations             $ 9,734,555      $ 9,075,378
                                                ===========      ===========

Fully diluted weighted average shares            34,997,005       34,566,372
                                                ===========      ===========


         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the quarters ended March 31, 1998 and 1997:


                                              1998          1997
                                              ----          ----
Tenant Improvements:
  Shopping Centers                          $123,821      $ 89,828
  Industrial                                      --         3,582
                                            --------      --------

  Total Tenant Improvements                  123,821        93,410
                                            --------      --------

Capital Expenditures:
  Shopping Centers                           435,033       117,144
  Apartment                                       --         5,374
  Industrial                                   1,500            --
                                            --------      --------

  Total Capital Expenditures                 436,533       122,518
                                            --------      --------

Total Improvements                          $560,354      $215,928
                                            ========      ========

Leasing Fees                                $ 92,777      $ 43,118
                                            ========      ========

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (27)     Financial Data Schedule (for S.E.C. use only).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the first quarter of 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                              IRT PROPERTY COMPANY


Date: April 24, 1998                          /s/ Thomas H. McAuley
      --------------                          ---------------------
                                              Thomas H. McAuley
                                              President & Chief Executive
                                              Officer


Date: April 24, 1998                          /s/ Mary M. Thomas
      --------------                          ------------------
                                              Mary M. Thomas
                                              Executive Vice President &
                                              Chief Financial Officer