Form 10-Q
period 1998-06-30
IRT PROPERTY CO
filed 1998-07-27
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended          June 30, 1998
                               -----------------------------------------------

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From                 to
                                        ---------------   --------------------

Commission File Number       1-7859
------------------------------------------------------------------------------

                              IRT PROPERTY COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                  58-1366611
-------------------------------------        ---------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                               30339
-------------------------------------        ---------------------------------
     (Address of principal                          (Zip Code)
       executive offices)

                                 (770) 955-4406
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                            Yes  X
                                                                        -----
No
  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at July 27, 1998
----------------------------------           ----------------------------

Common Stock, $1 Par Value                        33,251,763 Shares

CERTAIN MATTERS DISCUSSED UNDER "ITEM 1. FINANCIAL STATEMENTS -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" and "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAIN FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND LIQUIDITY OF THE COMPANY AND CERTAIN OTHER MATTERS. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT, WHICH INCLUDE, WITHOUT LIMITATION, CHANGES IN TAX LAWS OR REGULATIONS; VACANCIES AND LEASE RENEWALS; TENANT CLOSINGS; THE FINANCIAL CONDITION (INCLUDING POSSIBLE MERGERS OR BANKRUPTCIES) OF TENANTS; COMPETITION; CHANGES IN NATIONAL AND LOCAL ECONOMIC CONDITIONS, INCLUDING INTEREST RATES AND CREDIT AVAILABILITY, AND POSSIBLE ENVIRONMENTAL LIABILITIES.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                              June 30,          December 31,
                                                               1998                1997
                                                            (Unaudited)         ------------
                                                            ------------
ASSETS
Real estate investments:
  Rental properties, at cost                                $574,070,845        $537,160,220
  Accumulated depreciation                                   (68,396,936)        (62,526,989)
                                                            ------------        ------------
                                                             505,673,909         474,633,231
  Net investment in direct financing leases                    4,638,117           4,704,295
  Investment in joint venture                                          -             355,832
  Mortgage loans, net                                          4,246,795           9,321,205
                                                            ------------        ------------
      Net real estate investments                            514,558,821         489,014,563
Cash and cash equivalents                                        477,700             275,349
Accrued interest receivable                                       54,095             528,094
Prepaid expenses and other assets                             11,271,094           8,334,792
                                                            ------------        ------------
                                                            $526,361,710        $498,152,798
                                                            ============        ============
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable, net                               $ 58,394,123        $ 59,558,650
  7.3% convertible subordinated debentures due August
   15, 2003                                                   23,275,000          28,453,000
  7.45% senior notes due April 1, 2001, net                   49,954,130          49,945,790
  7.25% senior notes due August 15, 2007, net                 74,611,275          74,589,975
  Indebtedness to banks                                       42,000,000          14,400,000
  Accrued interest on debentures                                 641,873             784,671
  Accrued interest on senior notes                             2,970,313           2,970,313
  Accrued expenses and other liabilities                      10,399,216           6,719,244
  Deferred income taxes                                                -           1,055,000
                                                            ------------        ------------

      Total liabilities                                      262,245,930         238,476,643
                                                            ------------        ------------

Commitments and Contingencies (Note 8)
Shareholders' Equity:
  Common stock, $1 par value, authorized 75,000,000
   shares; 33,249,763 shares issued and outstanding in
   1998 and 32,385,664 shares in 1997                         33,249,763          32,385,664
  Preferred stock, $1 par value, authorized10,000,000
   shares; none issued                                                 -                   -
  Additional paid-in capital                                 272,228,218         263,786,165
  Deferred compensation                                       (1,187,500)                  -
  Stock loans                                                 (1,250,000)                  -
  Cumulative distributions in excess of net earnings         (38,924,701)        (36,495,674)
                                                            ------------        ------------

      Total shareholders' equity                             264,115,780         259,676,155
                                                            ------------        ------------
                                                            $526,361,710        $498,152,798
                                                            ============        ============



              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   For the Three- and Six-Month Periods Ended
                             June 30, 1998 and 1997
                                  (Unaudited)

                                                     Three Months Ended                       Six Months Ended
                                                         June 30,                                 June 30,
                                                     -------------------                      ----------------
                                                  1998               1997                 1998                1997
                                                  ----               ----                 ----                ----
Revenues:
  Income from rental properties               $19,662,904         $16,071,612         $37,887,151         $31,541,382
  Interest                                        115,776             340,861             229,332             722,544
  Interest on direct financing leases             127,804             131,367             317,191             312,126
                                              -----------         -----------         -----------         -----------

                                               19,906,484          16,543,840          38,433,674          32,576,052
                                              -----------         -----------         -----------         -----------
Income from unconsolidated joint ventures               -                   -              54,021                   -
                                              -----------         -----------         -----------         -----------
Expenses:
  Operating expenses of real estate
   investments                                  4,515,379           3,346,018           8,503,725           6,516,878
  Interest on mortgages                         1,257,039           1,833,733           2,555,091           3,642,333
  Interest on debentures                          424,769             546,971             895,737           1,272,942
  Interest on 7.45% senior notes                  935,420             935,420           1,870,840           1,870,840
  Interest on 7.25% senior notes                1,370,025                   -           2,740,050                   -
  Interest on indebtedness to banks               670,027             358,619           1,019,936             571,275
  Depreciation                                  3,185,602           2,819,981           6,271,496           5,581,827
  Amortization of debt costs                      107,930              96,220             219,308             203,661
  General & administrative                      1,807,099             948,164           2,723,574           1,799,308
                                              -----------         -----------         -----------         -----------

                                               14,273,290          10,885,126          26,799,757          21,459,064
                                              -----------         -----------         -----------         -----------
      Earnings before gain on real
       estate investments                       5,633,194           5,658,714          11,687,938          11,116,988
Gain on real estate investments:
  Gain on sale of property                        744,074                   -             744,074                   -
                                              -----------         -----------         -----------         -----------
      Net earnings                            $ 6,377,268         $ 5,658,714         $12,432,012         $11,116,988
                                              ===========         ===========         ===========         ===========
Per Share:
  Basic                                       $      0.19         $      0.17         $      0.38         $      0.35
                                              ===========         ===========         ===========         ===========

  Diluted                                     $      0.19         $      0.17         $      0.38         $      0.35
                                              ===========         ===========         ===========         ===========
Weighted average number of shares
 outstanding:
    Basic                                      32,991,715          32,041,622          32,754,232          31,515,722
                                              ===========         ===========         ===========         ===========

    Diluted                                    33,010,081          32,084,306          32,788,257          31,558,406
                                              ===========         ===========         ===========         ===========



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)


                                                     Additional       Deferred      Distributions       Total
                                       Common         Paid-In       Compensation/   in Excess of     Shareholders'
                                       Stock          Capital        Stock Loans    Net Earnings        Equity
                                     -----------    ------------    -------------   --------------   -------------
Balance at December 31, 1996         $25,807,302    $201,273,343     $         -    $(33,725,723)    $193,354,922

Net earnings for period                        -               -               -      11,116,988       11,116,988

Cash dividends paid -
  $.450 per share                              -               -               -     (14,399,700)     (14,399,700)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                               88,698         855,983               -               -          944,681

Conversion of debentures, net             11,998         119,200               -               -          131,198

Exercise of stock options                 13,553          53,288               -               -           66,841

Issuance of common stock, net          4,653,747      44,880,749               -               -       49,534,496

Issuance of shares for the
  acquisition of convertible
  debentures, net                      1,500,000      13,477,145               -               -       14,977,145
                                     -----------    ------------     -----------    ------------     ------------
Balance at June 30, 1997             $32,075,298    $260,659,708     $         -    $(37,008,435)    $255,726,571
                                     ===========    ============     ===========    ============     ============

Balance at December 31, 1997         $32,385,664    $263,786,165     $         -    $(36,495,674)    $259,676,155

Net earnings for period                        -               -               -      12,432,012       12,432,012

Cash dividends paid -
  $.455 per share                              -               -               -     (14,861,039)     (14,861,039)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                              163,505       1,584,761               -               -        1,748,266

Conversion of debentures, net            460,263       4,595,696               -               -        5,055,959

Exercise of stock options, net               811           1,116               -               -            1,927

Issuance of restricted stock to
  employees                              119,760       1,130,240      (1,250,000)              -                -

Deferred compensation                          -               -          62,500               -           62,500

Issuance of shares subject to
  employee loans                         119,760       1,130,240      (1,250,000)              -                -
                                     -----------    ------------     -----------    ------------     ------------
Balance at June 30, 1998             $33,249,763    $272,228,218     $(2,437,500)   $(38,924,701)    $264,115,780
                                     ===========    ============     ===========    ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                                                      1998                 1997
                                                                                      ----                 ----
Cash flows from operating activities:
  Net earnings                                                                   $ 12,432,012         $ 11,116,988
  Adjustments to reconcile earnings to net cash from
   operating activities:
      Income from unconsolidated joint ventures                                      (54,021)                    -
      Operating distributions from unconsolidated joint venture                        54,021                    -
      Gain on sale of property                                                      (744,074)                    -
      Depreciation                                                                  6,271,496            5,581,827
      Amortization of debt cost and discount                                          248,948              212,001
      Amortization of capitalized leasing income                                       66,178               55,879
      Amortization of deferred compensation                                            62,500                    -
                                                                                 ------------         ------------

                                                                                   18,337,060           16,966,695
      Changes in accrued assets and liabilities:
        Decrease in accrued interest on debentures                                   (142,798)          (1,514,954)
        Increase (decrease) in interest receivable, prepaid
         expenses and other assets                                                 (3,247,731)             602,193
        Increase in accrued expenses and other liabilities                          3,679,972            1,003,373
                                                                                 ------------         ------------

      Net cash flows from operating activities                                     18,626,503           17,057,307
                                                                                 ------------         ------------
Cash flows from (used in) investing activities:
  Proceeds from sale of property, net                                                 825,464                    -
  Non-operating distributions from unconsolidated joint venture                       355,832                    -
  Additions to real estate investments, net -
    Acquisitions, expansions and renovations                                      (28,983,755)         (22,937,323)
    Improvements                                                                   (1,733,367)            (678,809)
  Collections of mortgage loans, net                                                   18,650               57,015
                                                                                 ------------         ------------

      Net cash flows used in investing activities                                 (29,517,176)         (23,559,117)
                                                                                 ------------         ------------
Cash flows from (used in) financing activities:
  Cash dividends paid, net                                                        (13,112,773)         (13,455,019)
  Issuance of common stock, net                                                             -           49,534,496
  Exercise of stock options                                                             1,927               66,841
  Principal amortization of mortgage notes payable, net                              (546,866)            (665,326)
  Repayment of mortgage notes payable, net                                         (2,849,221)          (3,963,969)
  Increase (decrease) in bank indebtedness, net                                    27,600,000           11,700,000
  Repurchase of 7.3% convertible subordinated debentures, net                               -          (38,269,338)
  Cash in lieu of fractional shares on conversion of debentures                           (43)                 (23)
                                                                                 ------------         ------------

      Net cash flows from financing activities                                     11,093,024            4,947,662
                                                                                 ------------         ------------
Net increase in cash and cash equivalents                                             202,351           (1,554,148)
Cash and cash equivalents at beginning of period                                      275,349            3,174,342
                                                                                 ------------         ------------
Cash and cash equivalents at end of period                                       $    477,700         $  1,620,194
                                                                                 ============         ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)


                                                                                    1998                   1997
                                                                                    ----                   ----
Supplemental disclosures of cash flow information:
Cash paid during the period for interest related to:
  Mortgage notes payable                                                        $ 2,605,851            $ 3,617,763
  Convertible subordinated debentures                                             1,038,535              2,787,896
  Senior notes                                                                    4,581,250              1,862,500
  Indebtedness to banks                                                             829,977                744,763
                                                                                -----------            -----------
      Total cash paid during the period for interest                            $ 9,055,613            $ 9,012,922
                                                                                ===========            ===========
Supplemental schedule of noncash investing and
financing activities:

Acquisitions, expansions and renovations:
  Cost of acquisitions, expansions and renovations                              $31,215,315            $30,980,014
  Additions to mortgage notes payable - Assumed                                  (2,231,560)            (8,042,691)
                                                                                -----------            -----------
      Cash paid for acquisitions, expansions and
        renovations of real estate investments                                  $28,983,755            $22,937,323
                                                                                ===========            ===========

Foreclosure of mortgage loan:

  Addition to properties                                                        $ 4,444,882            $         -
  Basis in mortgage loan                                                         (4,444,882)                     -
                                                                                -----------            -----------

      Cash proceeds from foreclosure of mortgage loan                           $         -            $         -
                                                                                ===========            ===========
Conversion of debentures:

  Debentures converted                                                          $ 5,178,000            $   135,000
  Associated unamortized debenture costs                                           (121,998)                (3,779)
  Equity issued on conversion                                                    (5,055,959)              (131,198)
                                                                                -----------            -----------

      Cash paid in lieu of fractional shares                                    $        43            $        23
                                                                                ===========            ===========

Repurchase of convertible debentures:

  Convertible debentures repurchased                                            $         -            $54,799,000
  Issuance of common stock, net of expense                                                -            (16,529,662)
                                                                                -----------            -----------

      Cash paid for repurchase of convertible debentures                        $         -            $38,269,338
                                                                                ===========            ===========

  Issuance of common stock, net                                                 $         -            $16,529,662
  Associated unamortized debenture costs                                                  -             (1,552,517)
                                                                                -----------            -----------

      Net increase in shareholders' equity                                      $         -            $14,977,145
                                                                                ===========            ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 1998 and 1997 have been recorded. The results of operations for the interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.       Earnings Per Share

         Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period consistent with the guidelines of Statement of Accounting Standards No. 128, "Earnings Per Share." The effect on diluted earnings per share assuming conversion of the 7.3% convertible subordinated debentures would be anti-dilutive. Options issued to executives and directors with exercise prices less than the average market price for the respective periods were considered dilutive.

                                                                                      Per-Share
                                                      Income             Shares         Amount
                                                      ------             ------       ---------

For the quarter ended June 30, 1998
-----------------------------------
Basic Earnings Per Share

  Net Earnings available to shareholders            $ 6,377,268         32,991,715      $0.19
                                                                                        =====
  Effect of options and restricted
    shares                                                    -             18,366
                                                    -----------         ----------
Diluted Earnings per Share
  Net Earnings available to shareholders            $ 6,377,268         33,010,081      $0.19
                                                    ===========         ==========      =====

For the quarter ended June 30, 1997
-----------------------------------
Basic Earnings Per Share
  Net Earnings available to shareholders            $ 5,658,714         32,041,622      $0.18
                                                                                        =====
  Effect of options and restricted
    shares                                                    -             42,684
                                                    -----------         ----------
Diluted Earnings per Share
  Net Earnings available to shareholders            $ 5,658,714         32,084,306      $0.18
                                                    ===========         ==========      =====

For the six months ended June 30, 1998
--------------------------------------
Basic Earnings Per Share
  Net Earnings available to shareholders            $12,432,012         32,754,232      $0.38
                                                                                        =====
  Effect of options and restricted
    shares                                                    -             34,025
                                                    -----------         ----------
Diluted Earnings per Share
  Net Earnings available to shareholders            $12,432,012         32,788,257      $0.38
                                                    ===========         ==========      =====

For the six months ended June 30, 1997
--------------------------------------
Basic Earnings Per Share
  Net Earnings available to shareholders            $11,116,988         31,515,722      $0.35
                                                                                        =====
  Effect of options and restricted
    shares                                                    -             42,684
                                                    -----------         ----------
Diluted Earnings per Share
  Net Earnings available to shareholders            $11,116,988         31,558,406      $0.35
                                                    ===========         ==========      =====

         The Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. This accounting change had no effect on previously reported earnings per share (EPS) data for the quarter and six months ended June 30, 1997.

3.       7.3% Convertible Subordinated Debentures

         During February and March 1998, $5,178,000 of the 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

         Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275,000 of debentures outstanding June 30, 1998 are converted.

4.       Rental Properties

         On January 13, 1998, the Company acquired Town and Country Shopping Center in Kissimmee, Florida for a total cost of $4,265,000, consisting of the initial purchase price of $4,200,000 and approximately $65,000 of acquisition costs. This acquisition was funded by the assumption of the $2,232,000 existing mortgage debt and cash of $2,033,000.

         On March 12, 1998, the Company acquired Spring Valley Commons in Columbia, South Carolina for $6,100,000 cash, consisting of the initial purchase price of $6,075,000 and approximately $25,000 of acquisition costs.

         On March 31, 1998, the Company acquired Daniel Village in Augusta, Georgia for $12,240,000 cash, consisting of the initial purchase price of $12,200,000 and approximately $40,000 of acquisition costs.

         On June 11, 1998, the Company acquired Mableton Crossing Shopping Center in Mableton, Georgia for $8,170,000 cash, consisting of the initial purchase price of $8,150,000 and approximately $20,000 of acquisition costs.

         Effective June 30, 1998, the Company sold its Ohio industrial facility for $827,000. The Company received net cash proceeds from the sale of approximately $825,000 and recognized a gain of approximately $744,000 for financial reporting purposes.

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

6.       Mortgage Loans

         During the fourth quarter of 1997, the borrower under the Spanish Quarter Apartments wrap-around mortgage loan defaulted under the terms of the mortgage, and on February 18, 1998, the Company obtained title to the property through foreclosure. Management believes the market value of the property equals or exceeds the net carrying value of the wrap-around mortgage.

7.       Deferred Compensation and Stock Loans

         On June 18, 1998, 119,760 restricted shares of common stock (the "Restricted Shares") were granted and 119,760 shares (the "Loan Shares") were issued pursuant to loans made to certain Company officers as incentives for future services. The Restricted Shares and the Loan Shares were valued at the closing price of the Company's common stock on June 18, 1998 of $10.437.

         The Restricted Shares vest in ten equal annual installments beginning on January 31, 1999. Upon issuance, the $1,250,000 value of the Restricted Shares was recorded in shareholders' equity both as shares issued and as a deferred compensation offset. Such deferred compensation is being amortized ratably over the ten-year vesting period.

          The loans, aggregating $1,250,000, are secured by both the Loan Shares and the Restricted Shares, carry a 7% annual interest rate, and are due the earlier of July 1, 2008 or 90 days following the death, disability or termination of employment of the officers.

8.       Commitments and Contingencies

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

         The Company has entered into contracts to acquire ownership positions in four shopping center investments valued at approximately $38,700,000. These properties are subject to existing mortgage debt aggregating approximately $24,806,000. The Company would pay cash of approximately $4,694,000 for one center and issue convertible operating partnership units in IRT Partners L.P. ("IRTLP"), a Georgia limited partnership being organized by the Company, for the net value of the three remaining properties. In connection with these transactions, the Company will contribute various of its properties to IRTLP in exchange for a majority of the partnership interests of IRTLP. These transactions are scheduled to close during the third quarter of 1998 if all closing contingencies are met.

9.       Subsequent Event

         On July 1, 1998 the Company prepaid two mortgages aggregating $3,525,000 bearing interest at 9.875% and recognized a $35,000 loss on extinguishment of debt. These mortgages had a maturity date of January 1, 2001 and were secured by Pinhook Plaza.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Material Changes in Financial Condition. During the six months ended June 30, 1998, the Company borrowed $27,600,000 under its unsecured revolving term loan. It utilized funds of a) $30,775,000 for the acquisition of four shopping center investments, consisting of cash of approximately $28,984,000 and mortgage debt of approximately $2,232,000 secured by one of the centers, b) $2,224,000 to repay at maturity an 11% mortgage (discounted to 9.75% for financial reporting purposes) and c) $625,000 to make a scheduled principal payment under a 9% purchase-money mortgage. Additionally, $5,178,000 of the Company's 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

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

         Material Changes in Results of Operations. Rental income related to the Company's core portfolio of real estate investments increased approximately $282,000 and $645,000 during the quarter and six months ended June 30, 1998, respectively. These increases are net of approximately $114,000 and $165,000 less income earned during the quarter and six months, respectively, due to two lease rejections in 1997 and 1998 by tenants in bankruptcy. Additionally, rental income for the quarter and six months a) increased approximately $2,597,000 and $5,170,000, respectively, as a result of the 13 shopping centers acquired in 1997 and 1998, b) increased approximately $303,000 and $436,000, respectively, as a result of the apartment investment obtained through foreclosure of the wrap-around mortgage loan in February 1998, and c) decreased by approximately $382,000 and $698,000, respectively, as a result of two investments sold in 1997. The Company also recognized approximately $792,000 of income upon termination of an anchor tenant's lease necessitated by the redevelopment of McAlpin Square.

         Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately $188,000 and $176,000 during the quarters and $599,000 and $460,000 during the six months ended June 30, 1998 and 1997, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.

         Interest income decreased approximately $225,000 and $493,000 for the three and six months ended June 30, 1998, respectively, due primarily to the repayment of one purchase-money mortgage in September 1997 and the foreclosure of the wrap-around mortgage during the first quarter of 1998. Additionally the Company earned approximately $13,000 and $60,000 less interest on short-term money market investments for the quarter and six months ended June 30, 1998, respectively.

         The increase in interest on direct financing leases resulted from an increase in percentage rental from one of the Company's two Wal-Mart investments accounted for as direct financing leases. Approximately $61,000 of percentage rental was received in 1998 compared to approximately $49,000 in 1997.

         IRTCC, which is included in the consolidated financial statements of the Company, recognized $54,000 of income from a joint venture upon the sale during the first quarter of 1998 of the 1.31 acre parcel of land held by the joint venture.

         Operating expenses related to the Company's core portfolio of real estate investments increased approximately $587,000 and $934,000 for the quarter and six months ended June 30, 1998, respectively. Additionally, during the quarter and six months of 1998, operating expenses a) increased approximately $600,000 and $1,170,000, respectively, as a result of the 13 shopping centers acquired in 1997 and 1998 b) increased approximately $159,000 and $209,000, respectively, as a result of the apartment investment obtained through foreclosure in February 1998, and c) decreased approximately $177,000 and $327,000, respectively, as a result of two investments sold in 1997.

         The $577,000 and $1,087,000 net decreases in interest expense on mortgages during the quarter and six months ended June 30, 1998, respectively, were primarily due to various mortgages repaid during 1997 and the first three months of 1998, partially offset by the assumption of a $6,793,000 mortgage bearing interest at 7.865% upon the acquisition of Grassland Crossing in February 1997, the $1,250,000 purchase-money mortgage bearing interest at 9% taken upon the acquisition of Powers Ferry Plaza in May 1997, the assumption of a $3,502,000 mortgage bearing interest at 7.75% upon the acquisition of Shoppes of Silverlakes in November 1997 and the assumption of a $2,232,000 mortgage bearing interest at 7.675% upon the acquisition of Town and Country Shopping Center in January 1998. During the first quarter of 1998, the Company repaid at maturity a $2,224,000 mortgage bearing interest at 11% (discounted to 9.75% for financial reporting purposes) and made a $625,000 scheduled principal payment on a 9% purchase-money mortgage. During 1997, the Company a) repaid at maturity a $3,800,000 mortgage bearing interest at 9.75%, b) repaid at maturity three mortgages aggregating $27,721,000 bearing interest at 7.6% and, c) repaid at maturity a $3,155,000 mortgage bearing interest at 9.375%.

         Interest on debentures decreased due to the repurchase of $54,799,000 of the debentures in January 1997 and the conversion of $5,178,000 of the debentures during the first quarter of 1998 and $1,653,000 during 1997.

         The increase in interest on 7.25% senior notes is due to the issuance in August 1997 of $75 million of 7.25% senior notes due August 2007.

         Interest expense on bank indebtedness increased approximately $311,000 and $449,000 for the quarter and six months ended June 30, 1998, respectively, reflecting increased average borrowings at lower effective interest rates. The Company had average borrowings under its revolving term loan of $35,826,000 and $26,488,000 for the three and six months ended June 30, 1998, respectively, at effective interest rates of 6.95% and 6.97%, respectively, as compared to average borrowings of $16,732,000 and $12,863,000 at effective interest rates of 7.25% and 7.16% for the respective comparable periods in 1997. In addition, the Company incurred commitment fees of approximately $41,000 and $91,000 for the quarter and six months ended June 30, 1998, respectively, as compared to $52,000 and $108,000 for the respective comparable periods in 1997.

         The net increases in depreciation expense in 1998 were primarily due to the 13 shopping center investments acquired during 1997 and 1998 and the mortgage loan foreclosed during February 1998, partially offset by the two investments sold during 1997.

         The increases in general and administrative expenses in the quarter and six months ended June 30, 1998 were primarily due to the write off of approximately $373,000 of diligence and other costs related to merger negotiations that did not result in a transaction; the accrual of approximately $356,000 of incentive compensation expense, $281,000 of which will be paid only if certain per share funds from operations and shareholder return goals are reached in 1998; and amortization of $62,500 of deferred compensation expense associated with the restricted stock awards granted in June 1998. Increases in the management staff and related employee benefit costs and expanded corporate insurance coverage also contributed to the 1998 increases. These increases were partially offset by the allocation of management fees on the thirteen centers acquired during 1997 and 1998, which resulted in decreases in general and administrative expenses of approximately $58,000 and $126,000 for the quarter and six months ended June 30, 1998.

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

         Funds from Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net earnings before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs, adjusted for nonrecurring items. Interest on debentures and amortization of convertible debenture costs are added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the quarters and six months ended June 30, 1998 and 1997. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the three- and six-month periods ended June 30, 1998 and 1997:


                                            Three Months Ended                     Six Months Ended
                                                 June 30,                              June 30,
                                            ------------------                     ----------------

                                        1998               1997                1998                1997
                                        ----               ----                ----                ----
Net Earnings                        $ 6,377,268        $ 5,658,714         $12,432,012         $11,116,988
  Gain on real estate
    investments                        (744,074)                 -            (744,074)                  -
  Depreciation                        3,185,603          2,819,981           6,271,497           5,581,827
  Amortization of capitalized
    leasing fees                         69,103             63,693             130,912             123,890
  Amortization of
    capitalized leasing
    income                               33,552             30,286              66,178              55,879

  Nonrecurring merger
    expenses                            373,357                  -             373,357                   -
                                    -----------        -----------         -----------         -----------
Funds from operations                 9,294,809          8,572,674          18,529,882          16,878,584
  Interest on convertible
    debentures                          424,769            546,971             895,737           1,272,942

  Amortization of
    convertible debenture
    costs                                25,065             32,277              53,579              75,774
                                    -----------        -----------         -----------         -----------
Fully diluted funds from
  operations                        $ 9,744,643        $ 9,151,922         $19,479,198         $18,227,300
                                    ===========        ===========         ===========         ===========

Fully diluted weighted
  average shares                     35,078,970         34,748,395          35,036,859          34,656,668
                                    ===========        ===========         ===========         ===========

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the three- and six-month periods ended June 30, 1998 and 1997:

                                      Three Months Ended           Six Months Ended
                                           June 30,                    June 30,
                                  -----------------------      ----------------------
                                      1998         1997            1998          1997
                                      ----         ----            ----          ----
Tenant Improvements:
  Shopping Centers                $  447,966     $142,295      $  571,787    $ 232,123
  Industrial                          16,967        5,483          16,967        9,065
                                  ----------     --------      ----------    ---------
    Total Tenant
      Improvements                   464,933      147,778         588,754      241,188
                                  ----------     --------      ----------    ---------
Capital Expenditures:
  Shopping Centers                   657,524      258,485       1,092,557      375,629
  Apartment                                -       56,618               -       61,992
  Industrial                          50,556            -          52,056            -
                                  ----------     --------      ----------    ---------
    Total Capital
      Expenditures                   708,080      315,103       1,144,613      437,621
                                  ----------     --------      ----------    ---------
Total Improvements                $1,173,013     $462,881      $1,733,367    $ 678,809
                                  ==========     ========      ==========    =========

Leasing Fees                      $  139,118     $ 76,040      $  231,895    $ 119,158
                                  ==========     ========      ==========    =========


         Proposed Tax Legislation. On February 2, 1998 the Clinton Administration released the fiscal 1999 budget, which contains certain proposals that may adversely affect REITs (the "Administration Proposals"). Under current law, the Company cannot own more than 10% of the outstanding voting securities of any one issuer and qualify for taxation as a REIT. The Administration Proposals include a provision that would expand the ownership limitation from no more than 10% of the voting securities of an issuer to no more than 10% of the vote or value of all classes of the issuer's stock. The Administrative Proposals, however, will not become effective until legislation is duly passed by Congress and signed by the President. Consequently, it is impossible to determine at this time all of the possible ramifications that may result from the legislation based on the Administration Proposals. Management does not believe the Administration Proposals will have a material adverse effect upon its operations although they may restrict future non-qualified REIT activities, such as development for sale, by IRT Capital Corporation.

                           PART II. OTHER INFORMATION

Item 4.  Results of Votes of Security Holders.

         The Annual Meeting of Shareholders of the Company was held June 18, 1998 with 27,986,978 shares represented by proxy, or approximately 85% of the 32,931,557 shares outstanding as of the May 6, 1998 record date. The following matters were voted upon by shareholders of the Company:

         1. The election of seven directors to hold office until their successors are elected and qualified. All seven directors were elected, with at least 98.72% of the shares represented at the meeting voting in favor of all the nominees as directors. The following table lists the votes cast for and against each director:


                     Director                           For                    Against
                     --------                           ---                    -------
                  Donald W. MacLeod                  27,629,246                357,732
                  Thomas H. McAuley                  27,705,273                281,705
                  Mary M. Thomas                     27,716,598                270,380
                  Patrick L. Flinn                   27,716,024                270,954
                  Homer B. Gibbs, Jr.                27,708,894                278,084
                  Samuel W. Kendrick                 27,717,298                269,680
                  Bruce A. Morrice                   27,699,692                287,286

         2. The approval of the IRT Property Company 1998 Long-Term Incentive Plan. This plan was approved with 22,787,617 shares, or 81.42% of the shares represented at the meeting, voting for; 4,626,250 shares, or 16.53%, voting against; and 573,110 shares, or 2.05%, abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  10.1.1 Secured Promissory Note from Thomas H. McAuley to IRT Property Company dated June 18, 1998.

                  10.1.2 Pledge Agreement by and between Thomas H. McAuley and IRT Property Company dated June 18, 1998.

                  10.1.3 Restricted Stock Award Agreement by and between Thomas H. McAuley and IRT Property Company dated June 18, 1998.

]

                  10.2.1 Secured Promissory Note from Mary M. Thomas to IRT Property Company dated June 18, 1998.

                  10.2.2 Pledge Agreement by and between Mary M. Thomas and IRT Property Company dated June 18, 1998.

                  10.2.3 Restricted Stock Award Agreement by and between Mary M. Thomas and IRT Property Company dated June 18, 1998.

                  10.3.1 Secured Promissory Note from W. Benjamin Jones III to IRT Property Company dated June 18, 1998.

                  10.3.2 Pledge Agreement by and between W. Benjamin Jones III and IRT Property Company dated June 18, 1998.

                  10.3.3      Restricted Stock Award Agreement by and between
                              W. Benjamin Jones III and IRT Property Company dated June 18, 1998.

                  10.4.1 Secured Promissory Note from Robert E. Mitzel to IRT Property Company dated June 18, 1998.

                  10.4.2 Pledge Agreement by and between Robert E. Mitzel and IRT Property Company dated June 18, 1998.

                  10.4.3 Restricted Stock Award Agreement by and between Robert E. Mitzel and IRT Property Company dated June 18, 1998.

                  27.         Financial Data Schedule (for S.E.C. use only).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                        IRT PROPERTY COMPANY


Date: July 27, 1998                     /s/ Thomas H. McAuley
      -------------                     -----------------------------------
                                        Thomas H. McAuley
                                        President & Chief Executive
                                        Officer


Date: July 27, 1998                     /s/ Mary M. Thomas
      -------------                     -----------------------------------
                                        Mary M. Thomas
                                        Executive Vice President &
                                        Chief Financial Officer