Form 10-Q
period 1998-09-30
IRT PROPERTY CO
filed 1998-11-02
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended      September 30, 1998
                                          -------------------------------------
                                       OR

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From                 to
                                      ----------------    ------------------

Commission File Number       1-7859
-------------------------------------------------------------------------------

                              IRT PROPERTY COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                   58-1366611
--------------------------------              ---------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

200 Galleria Parkway, Suite 1400
       Atlanta, Georgia                                 30339
--------------------------------              ---------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at November 2, 1998
----------------------------          -------------------------------
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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY

                          CONSOLIDATED BALANCE SHEETS



                                                                       September 30,        December 31,
                                                                           1998                 1997
                                                                       ------------         -----------
                                                                       (Unaudited)
ASSETS
Real estate investments:
  Rental properties, at cost                                           $614,043,082         $537,160,220
  Accumulated depreciation                                              (71,628,286)         (62,526,989)
                                                                       -----------          -----------
                                                                        542,414,796          474,633,231
  Net investment in direct financing leases                               4,607,297            4,704,295
  Investment in joint venture                                                     -              355,832
  Mortgage loans, net                                                     1,098,488            9,321,205
                                                                        -----------          -----------
      Net real estate investments                                       548,120,581          489,014,563
Cash and cash equivalents                                                 1,428,297              275,349
Accrued interest receivable                                                  61,390              528,094
Prepaid expenses and other assets                                        10,424,861            8,334,792
                                                                        -----------          -----------

                                                                       $560,035,129         $498,152,798
                                                                        ===========          ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable, net                                          $ 82,511,462         $ 59,558,650
  7.3% convertible subordinated debentures due August
    15, 2003                                                             23,275,000           28,453,000
  7.45% senior notes due April 1, 2001, net                              49,958,300           49,945,790
  7.25% senior notes due August 15, 2007, net                            74,621,925           74,589,975
  Indebtedness to banks                                                  43,000,000           14,400,000
  Minority interest payable                                               7,846,068                  495
  Accrued interest on debentures                                            217,104              784,671
  Accrued interest on senior notes                                        2,542,187            2,970,313
  Accrued expenses and other liabilities                                 11,637,700            6,718,749
  Deferred income taxes                                                      -                 1,055,000
                                                                        -----------          -----------

      Total liabilities                                                 295,609,746          238,476,643
                                                                        -----------          -----------

Commitments and Contingencies (Note 9)
Shareholders' Equity:
  Common stock, $1 par value, authorized 75,000,000
    shares; 33,251,763 shares issued and outstanding in
    1998 and 32,385,664 shares in 1997                                   33,251,763           32,385,664
  Preferred stock, $1 par value, authorized 10,000,000
    shares; none issued                                                           -                    -
  Additional paid-in capital                                            272,936,380          263,786,165
  Deferred compensation                                                  (1,166,667)                   -
  Stock loans                                                            (1,250,000)                   -
  Cumulative distributions in excess of net earnings                    (39,346,093)         (36,495,674)
                                                                        -----------          -----------

      Total shareholders' equity                                        264,425,383          259,676,155
                                                                        -----------          -----------
                                                                       $560,035,129         $498,152,798
                                                                        ===========          ===========



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  For the Three- and Nine-Month Periods Ended
                          September 30, 1998 and 1997
                                  (Unaudited)


                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                            ------------------                 ------------------
                                                           1998            1997            1998               1997
                                                           ----            ----            ----               ----
Revenues:
  Income from rental properties                        $20,591,519     $16,713,767      $58,478,670       $48,255,149
  Interest                                                  98,456         344,613          327,788         1,067,157
  Interest on direct financing leases                      126,849         130,514          444,040           442,640
                                                       -----------     -----------      -----------       -----------

                                                        20,816,824      17,188,894       59,250,498        49,764,946
                                                       -----------     -----------      -----------       -----------
Income from unconsolidated joint venture                         -               -           54,021                 -
                                                       -----------     -----------      -----------       -----------
Expenses:
  Operating expenses of real estate investments          4,438,817       3,860,244       12,942,542        10,377,122
  Interest on mortgages                                  1,481,177       1,345,460        4,036,268         4,987,793
  Interest on debentures                                   424,769         539,499        1,320,506         1,812,441
  Interest on 7.45% senior notes                           935,420         935,420        2,806,260         2,806,260
  Interest on 7.25% senior notes                         1,370,025         685,013        4,110,075           685,013
  Interest on indebtedness to banks                        783,654         524,285        1,803,590         1,095,560
  Depreciation                                           3,339,513       2,937,570        9,611,009         8,519,397
  Amortization of debt costs                               108,506         105,165          327,814           308,826
  General & administrative                               1,015,970         772,412        3,739,544         2,571,720
                                                       -----------     -----------      -----------       -----------

                                                        13,897,851      11,705,068       40,697,608        33,164,132
                                                       -----------     -----------      -----------       -----------
      Earnings before gain on real
        estate investments                               6,918,973       5,483,826       18,606,911        16,600,814
Gain on real estate investments:
  Gain on sales of property                                469,016               -        1,213,090                 -
                                                       -----------     -----------      -----------       -----------

      Earnings before minority interest
       and extraordinary item                            7,387,989       5,483,826       19,820,001        16,600,814

Minority interest of unitholders in
 operating partnership                                    (104,473)              -         (104,473)                -
                                                       -----------     -----------      -----------       -----------

      Earnings before extraordinary item                 7,283,516       5,483,826       19,715,528        16,600,814

Extraordinary item -
  Loss on extinguishment of debt                           (57,003)              -          (57,003)                -
                                                       -----------     -----------      -----------       -----------
      Net earnings                                     $ 7,226,513     $ 5,483,826      $19,658,525       $16,600,814
                                                       ===========     ===========      ===========       ===========
Per Share:
  Earnings before extraordinary item - basic           $      0.22     $      0.17      $      0.60       $      0.52
  Extraordinary item - basic                                     -               -                -                 -
  Net earnings - basic                                 $      0.22     $      0.17      $      0.60       $      0.52

  Earnings before extraordinary item - diluted         $      0.22     $      0.17      $      0.60       $      0.52
  Extraordinary item - diluted                                   -               -                -                 -
  Net earnings - diluted                               $      0.22     $      0.17      $      0.60       $      0.52
Weighted average number of shares outstanding:
    Basic                                               33,131,981      32,131,067       32,875,829        31,723,091
                                                       ===========     ===========      ===========       ===========

    Diluted                                             33,141,264      32,196,956       32,907,372        31,807,537
                                                       ===========     ===========      ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              IRT PROPERTY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                        Additional         Deferred        Distributions         Total
                                         Common          Paid-In         Compensation/      in Excess of      Shareholders'
                                         Stock           Capital          Stock Loans       Net Earnings         Equity
                                         -----          ---------        -------------     -------------      -------------
Balance at December 31, 1996          $25,807,302      $201,273,343        $         -     $ (33,725,723)     $ 193,354,922

Net earnings for period                         -                 -                  -        16,600,814         16,600,814

Cash dividends paid -
  $.675 per share                               -                 -                  -       (21,617,576)       (21,617,576)

Issuance of shares under
  Dividend Reinvestment
  Plan, net                               163,436         1,640,009                  -                 -          1,803,445

Conversion of debentures, net              83,191           828,213                  -                 -            911,404

Exercise of stock options, net             17,703            87,548                  -                 -            105,251

Issuance of common stock, net           4,653,747        44,880,749                  -                 -         49,534,496

Issuance of shares for the
  acquisition of convertible
  debentures, net                       1,500,000        13,477,145                  -                 -         14,977,145
                                      -----------      ------------        -----------     -------------      -------------

Balance at September 30, 1997         $32,225,379      $262,187,007        $         -     $ (38,742,485)     $ 255,669,901
                                      ===========      ============        ===========     =============      =============


Balance at December 31, 1997          $32,385,664      $263,786,165        $         -     $ (36,495,674)     $ 259,676,155
Net earnings for period                         -                 -                  -        19,658,525         19,658,525
Cash dividends paid -
  $.685 per share                               -                 -                  -       (22,508,944)       (22,508,944)
Issuance of shares under
  Dividend Reinvestment
  Plan, net                               163,505         1,578,391                  -                 -          1,741,896

Conversion of debentures, net             460,263         4,595,696                  -                 -          5,055,959

Exercise of stock options, net              2,811            17,616                  -                 -             20,427

Adjustments for minority
  interest of operating
  partnership units upon
  issuance of additional units                  -           698,032                  -                 -            698,032

Issuance of restricted stock to
  employees                               119,760         1,130,240         (1,250,000)                -                  -

Deferred compensation                           -                 -             83,333                 -             83,333

Issuance of shares subject to
  employee loans                          119,760         1,130,240         (1,250,000)                -                  -
                                      -----------      ------------        -----------     -------------      -------------
Balance at September 30, 1998         $33,251,763      $272,936,380        $(2,416,667)    $ (39,346,093)     $ 264,425,383
                                      ===========      ============        ===========     =============      =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)



                                                                                      1998             1997
                                                                                      ----             ----
Cash flows from operating activities:
  Net earnings                                                                   $ 19,658,525     $ 16,600,814
  Adjustments to reconcile earnings to net cash from
    operating activities:
      Income from unconsolidated joint venture                                        (54,021)               -
      Operating distributions from unconsolidated joint venture                        54,021                -
      Gain on sales of property                                                    (1,213,090)               -
      Extraordinary loss                                                               57,003                -
      Depreciation                                                                  9,611,009        8,519,397
      Minority interest expense                                                       104,473                -
      Amortization of debt cost and discount                                          372,275          326,661
      Amortization of capitalized leasing income                                       96,998           90,036
      Amortization of deferred compensation                                            83,333                -
                                                                                 ------------     ------------

                                                                                    28,770,526       25,536,908
      Changes in accrued assets and liabilities:
        Decrease in accrued interest on debentures                                   (567,567)      (2,069,397)
        Increase (decrease) in accrued interest on 7.45% senior
          notes                                                                      (428,126)         931,250
        Increase in accrued interest on 7.25% senior notes                                  -          679,688
        Increase in interest receivable, prepaid expenses and
          other assets                                                             (2,417,746)        (588,123)
        Increase in accrued expenses and other liabilities                          4,993,169        3,387,939
                                                                                 ------------     ------------
      Net cash flows from operating activities                                     30,350,256       27,878,265
                                                                                 ------------     ------------
Cash flows from (used in) investing activities:
  Proceeds from sale of property, net                                               5,782,542                -
  Non-operating distributions from unconsolidated joint venture                       355,832                -
  Additions to real estate investments, net -
    Acquisitions, expansions and renovations                                      (35,384,663)     (41,851,605)
    Improvements                                                                   (2,277,767)      (1,444,026)
    Foreclosures                                                                      (12,616)               -
  Collections of mortgage loans, net                                                   22,706        3,841,906
                                                                                 ------------     ------------

      Net cash flows used in investing activities                                 (31,513,966)     (39,453,725)
                                                                                 ------------     ------------
Cash flows from (used in) financing activities:
  Cash dividends paid, net                                                        (20,767,048)     (19,814,131)
  Issuance of common stock, net                                                             -       49,534,496
  Exercise of stock options                                                            20,427          105,251
  Principal amortization of mortgage notes payable, net                              (787,202)        (901,567)
  Repayment of mortgage notes payable, net                                         (9,092,919)     (34,840,154)
  Increase in mortgage notes payable, net                                           4,400,446                -
  Increase (decrease) in bank indebtedness, net                                    28,600,000      (15,000,000)
  Issuance of 7.25% senior notes, net                                                       -       73,824,000
  Repurchase of 7.3% convertible subordinated debentures, net                               -      (38,269,338)
  Cash in lieu of fractional shares on conversion of debentures                           (43)            (113)
  Extraordinary item -
    Loss on extinguishment of debt                                                    (57,003)               -
                                                                                 ------------     ------------

      Net cash flows from financing activities                                      2,316,658       14,638,444
                                                                                 ------------     ------------
Net increase in cash and cash equivalents                                           1,152,948        3,062,984
Cash and cash equivalents at beginning of period                                      275,349        3,174,342
                                                                                 ------------     ------------
Cash and cash equivalents at end of period                                       $  1,428,297     $  6,237,326
                                                                                 ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                              IRT PROPERTY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                                 1998                1997
                                                                                 ----                ----
Supplemental disclosures of cash flow information:
Cash paid during the period for interest related to:
  Mortgage notes payable                                                     $  3,943,614       $  4,961,283
  Convertible subordinated debentures                                           1,888,073          3,881,838
  Senior notes                                                                  7,299,999          2,288,500
  Indebtedness to banks                                                         1,589,736          1,225,019
                                                                             ------------       ------------
      Total cash paid during the period for interest                         $ 14,721,422       $ 12,356,640
                                                                             ============       ============
Supplemental schedule of noncash investing and
financing activities:

Acquisitions, expansions and renovations:
  Cost of acquisitions, expansions and renovations                           $ 72,082,510       $ 49,894,296
  Issuance of operating partnership units                                      (8,364,914)                 -
  Additions to mortgage notes payable                                         (28,332,933)        (8,042,691)
                                                                             ------------       ------------
      Cash paid for acquisitions, expansions and
         renovations of real estate investments                              $ 35,384,663       $ 41,851,605
                                                                             ============       ============

Foreclosure of mortgage loans:

  Additions to properties                                                    $  8,212,627       $          -
  Basis in mortgage loans                                                      (8,200,011)                 -
                                                                             ------------       ------------

      Cash paid for foreclosure of mortgage loans                            $     12,616       $          -
                                                                             ============       ============

Conversion of debentures:

  Debentures converted                                                       $  5,178,000       $    936,000
  Associated unamortized debenture costs                                         (121,998)           (24,483)
  Equity issued on conversion                                                  (5,055,959)          (911,404)
                                                                             ------------       ------------

      Cash paid in lieu of fractional shares                                 $         43       $        113
                                                                             ============       ============

Repurchase of convertible debentures:

  Convertible debentures repurchased                                         $          -       $ 54,799,000
  Issuance of common stock, net of expense                                              -        (16,529,662)
                                                                             ------------       ------------

      Cash paid for repurchase of convertible debentures                     $          -       $ 38,269,338
                                                                             ============       ============

  Issuance of common stock, net                                              $          -       $ 16,529,662
  Associated unamortized debenture costs                                                -         (1,552,517)
                                                                             ------------       ------------

      Net increase in shareholders' equity                                   $          -       $ 14,977,145
                                                                             ============       ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              IRT PROPERTY COMPANY

                   Notes to Consolidated Financial Statements
                           September 30, 1998 and 1997


1.      Unaudited Financial Statements

        These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 1998 and 1997 have been recorded. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.      Formation of DownREIT

        The Company has formed a Georgia limited partnership, IRT Partners L.P. ("LP"), to enhance its acquisition opportunities by offering potential sellers the ability to engage in tax-deferred sales in exchange for Operating Partnership Units ("OP Units") of LP which may be redeemable for shares of Company common stock. The Company serves as general partner of LP and has contributed 20 of its shopping centers and related assets and cash to LP in exchange for OP Units and partnership interests. As a result, the Company and one of its wholly-owned subsidiaries own approximately 92% of LP, which is included in the Company's consolidated financial statements.

        LP currently has several unaffiliated limited partners resulting from the acquisition of three Florida properties by LP in August 1998. The unaffiliated limited partners have the option to require LP to redeem their OP Units at any time after one year, in which event LP has the option to purchase the OP Units for cash or convert them into one share of the Company's common stock for each OP Unit.

        In connection with the Company's formation of LP and its proposed operations, LP has guaranteed the Company's bank indebtedness and its senior indebtedness.

        Condensed financial statements of LP are included as Exhibit 99 to this Form 10-Q.

3.      Earnings Per Share

        Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period consistent with the guidelines of Statement of Accounting Standards No. 128, "Earnings Per Share." The effect on diluted earnings per share assuming conversion of the 7.3% convertible subordinated debentures and convertible OP Units would be anti-dilutive. Options issued to executives and directors with exercise prices less than the average market price for the respective periods were considered dilutive. There is no impact on basic or diluted earnings per share from the extraordinary item.


                                                                                             Per-Share
                                                             Income          Shares            Amount
                                                             ------          ------          ---------
For the quarter ended September 30, 1998
Basic Earnings Per Share
  Net Earnings available to shareholders                  $ 7,226,513      33,131,981          $0.22
                                                                                               =====
  Effect of options and restricted
    shares                                                          -           9,283
                                                          -----------      ----------
Diluted Earnings per Share
  Net Earnings available to shareholders                  $ 7,226,513      33,141,264          $0.22
                                                          ===========      ==========          =====

For the quarter ended September 30, 1997
Basic Earnings Per Share
  Net Earnings available to shareholders                  $ 5,483,826      32,131,067          $0.17
                                                                                               =====
  Effect of options and restricted
    shares                                                          -          65,889
                                                          -----------      ----------
Diluted Earnings per Share
  Net Earnings available to shareholders                  $ 5,483,826      32,196,956          $0.17
                                                          ===========      ==========          =====

For the nine months ended September 30, 1998
Basic Earnings Per Share
  Net Earnings available to shareholders                  $19,658,525      32,875,829          $0.60
                                                                                               =====
  Effect of options and restricted
    shares                                                          -          31,543
                                                          -----------      ----------
Diluted Earnings per Share
  Net Earnings available to shareholders                  $19,658,525      32,907,372          $0.60
                                                          ===========      ==========          =====

For the nine months ended September 30, 1997
Basic Earnings Per Share
  Net Earnings available to shareholders                  $16,600,814      31,723,091          $0.52
                                                                                               =====
  Effect of options and restricted
    shares                                                          -          84,446
                                                          -----------      ----------
Diluted Earnings per Share
  Net Earnings available to shareholders                  $16,600,814      31,807,537          $0.52
                                                          ===========      ==========          =====

        The Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. This accounting change had no effect on previously reported earnings per share (EPS) data for the quarter and nine months ended September 30, 1997.

4.      Rental Properties

        On January 13, 1998, the Company acquired Town and Country Shopping Center in Kissimmee, Florida for a total cost of $4,265,000, consisting of the initial purchase price of $4,200,000 and approximately $65,000 of acquisition costs. This acquisition was funded by the assumption of the $2,232,000 existing mortgage debt and cash of $2,033,000.

        On March 12, 1998, the Company acquired Spring Valley Commons in Columbia, South Carolina for $6,104,000 cash, consisting of the initial purchase price of $6,075,000 and approximately $29,000 of acquisition costs.

        On March 31, 1998, the Company acquired Daniel Village in Augusta, Georgia for $12,245,000 cash, consisting of the initial purchase price of $12,200,000 and approximately $45,000 of acquisition costs.

        On June 11, 1998, the Company acquired Mableton Crossing Shopping Center in Mableton, Georgia for $8,170,000 cash, consisting of the initial purchase price of $8,150,000 and approximately $20,000 of acquisition costs.

        As of August 1, 1998, the Company acquired three shopping centers in Florida through the use of OP Units in LP. The aggregate cost of these three centers was $29,051,000, consisting of the initial purchase price aggregating approximately $28,410,000 and approximately $641,000 of acquisition costs. This acquisition was funded by the assumption of approximately $18,538,000 of existing debt bearing interest at 9.1875%, $9,462,000 of OP Units valued at $11.25 per unit, and $1,051,000 of cash. For financial reporting purposes, the aggregate cost was adjusted to $29,581,000 due to the valuation of the mortgages assumed at 8% and the valuation of the OP Units at the $10 market value of the Company's common stock on the date of closing.

        On August 25, 1998, the Company acquired Treasure Coast Shopping Center in Vero Beach, Florida for a total cost of $11,094,000, consisting of the initial purchase price of $10,744,000 and approximately $350,000 of acquisition costs. This acquisition was funded by the assumption of approximately $5,937,000 of existing debt bearing interest at 8% and $5,157,000 of cash.

        Effective June 30, 1998, the Company sold its Ohio industrial facility for $827,000. The Company received net cash proceeds from the sale of approximately $825,000 and recognized a gain of approximately $744,000 for financial reporting purposes.

        On August 14, 1998, the Company sold Spanish Quarter Apartments, a property acquired through foreclosure in February 1998, for approximately $5,100,000. The Company received net cash proceeds from the sale of approximately $4,806,000 and recognized a gain of approximately $469,000 for financial reporting purposes.

5.      Investment in Joint Venture

        IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was a 50% owner of a joint venture which purchased in 1996 a 1.31 acre parcel of land located in Savannah, Georgia, for development or sale. During March 1998, this parcel was sold for a total sales price of $465,000.

6.      Mortgage Loans

        On August 31, 1998, the Company obtained title to Walton Plaza through a deed in lieu of foreclosure. Management believes the market value of the property equals or exceeds the net carrying value of the wrap-around mortgage.

7.      7.3% Convertible Subordinated Debentures

        During February and March 1998, $5,178,000 of the 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

        Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275,000 of debentures outstanding September 30, 1998 are converted.

8.      Deferred Compensation and Stock Loans

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


9.      Commitments and Contingencies

        IRTCC has entered into a co-development agreement for the development of a Kroger anchored shopping center in Decatur, Georgia. The project will be developed in two phases totaling approximately 140,000 square feet, not including two out parcels, at a total anticipated cost of approximately $14,100,000. The venture may require the Company to purchase the shopping center upon the completion of Phase I at cost or upon the completion of Phase II at the greater of cost or a 10.75% capitalization rate.

        The Company has entered into contracts to acquire ownership positions in three shopping center investments valued at approximately $17,880,000. These transactions are scheduled to close during the fourth quarter of 1998 if all closing contingencies are met.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

        Material Changes in Financial Condition. During the nine months ended September 30, 1998, the Company borrowed $28,600,000 under its unsecured revolving term loan, received cash proceeds of approximately $5,783,000 on the sale of two investments and the condemnation of a small strip of land and received net proceeds of approximately $4,400,000 from the financing of Mableton Crossing, a 1998 acquisition. It utilized funds of a) $71,459,000 for the acquisition of eight shopping center investments, consisting of cash of approximately $34,760,000, mortgage debt of approximately $28,334,000 secured by five of the centers and $8,365,000 of operating partnership units, b) $2,224,000 to repay at maturity an 11% mortgage (discounted to 9.75% for financial reporting purposes), c) $625,000 to make a scheduled principal payment under a 9% purchase-money mortgage, d) $3,526,000 to prepay two mortgage notes payable bearing interest at 9.875%, e) $2,175,000 to prepay a 10.25% mortgage and $543,000 to prepay an 8.25% mortgage. Additionally, $5,178,000 of the Company's 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

        During the nine months ended September 30, 1997, the Company received cash proceeds of approximately $49,534,000 from the issuance of 4,653,747 shares of its common stock at $11.25 per share, net cash proceeds of approximately $73,824,000 from the issuance of $75,000,000 of senior notes due August 15, 2007 and cash proceeds of approximately $3,587,000 from the prepayment of a mortgage loan. It utilized funds of a) $54,799,000 to repurchase $54,799,000 of its 7.3% convertible subordinated debentures due August 15, 2003, consisting of cash of approximately $38,224,000 and the issuance of 1,500,000 shares of common stock, valued for the purposes of the exchange at $11.05 per share, b) $49,895,000 for the acquisition of six shopping center investments, consisting of cash of approximately $41,852,000 and mortgage debt of approximately $8,043,000 secured by two of the centers, c) $3,800,000 to repay a 9.75% mortgage at maturity, d) $27,721,000 to repay at maturity three mortgage notes payable bearing interest at 7.6%, e) $3,155,000 to repay a 9.375% mortgage at maturity, and f) $15,000,000 to repay the outstanding balance of its unsecured revolving term loan. Additionally, $936,000 of the Company's 7.3% convertible subordinated debentures were converted into 83,191 shares of common stock at $11.25 per share.

        Material Changes in Results of Operations. Rental income related to the Company's core portfolio of real estate investments decreased approximately $75,000 during the quarter and increased approximately $594,000 during the nine months ended September 30, 1998. These amounts are net of approximately $97,000 and $263,000 less income earned during the quarter and nine months, respectively, due to lease rejections in

1997 and 1998 by two tenants in bankruptcy. Additionally, rental income for the quarter and nine months a) increased approximately $2,508,000 and $7,100,000, respectively, as a result of the 16 shopping centers acquired in 1997 and 1998,
b) increased approximately $178,000 and $614,000, respectively, as a result of the apartment investment obtained through foreclosure of the wrap-around mortgage loan in February 1998 and the shopping center obtained through foreclosure in August 1998, and c) decreased by approximately $378,000 and $1,076,000, respectively, as a result of three investments sold in 1997 and 1998. The Company also recognized approximately $2,092,000 of income upon termination of two anchor tenants' leases in connection with the redevelopment of two centers one of which was acquired in December 1997.

        Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately $118,000 and $138,000 during the quarters and $717,000 and $598,000 during the nine months ended September 30, 1998 and 1997, respectively. Percentage rental income is recorded when earned and collectibility is assured.

        Interest income decreased approximately $234,000 and $668,000 for the three and nine months ended September 30, 1998, respectively, due primarily to the repayment of one purchase-money mortgage in September 1997 and the foreclosure of two mortgage loans during the first and third quarters of 1998. Additionally the Company earned approximately $3,000 and $53,000 less interest on short-term money market investments for the quarter and nine months ended September 30, 1998, respectively.

        The increase in interest on direct financing leases resulted from an increase in percentage rental from one of the Company's two Wal-Mart investments accounted for as direct financing leases. Approximately $61,000 of percentage rental was received in 1998 compared to approximately $49,000 in 1997.

        Operating expenses related to the Company's core portfolio of real estate investments decreased approximately $79,000 for the quarter and increased approximately $859,000 for the nine months ended September 30, 1998. Additionally, during the quarter and nine months of 1998, operating expenses a) increased approximately $761,000 and $1,927,000, respectively, as a result of the 17 shopping centers acquired in 1997 and 1998, b) increased approximately $116,000 and $325,000, respectively, as a result of the two mortgage loan foreclosures in 1998, and c) decreased approximately $167,000 and $493,000, respectively, as a result of three investments sold in 1997 and 1998.

        Interest expense on mortgages increased approximately $136,000 for the quarter and decreased approximately $952,000 for the nine months ended September 30, 1998. During 1997 and 1998, the Company repaid an aggregate of $43,933,000 of mortgage debt at an average interest rate of 8.44%. Also during 1997 and 1998, the Company assumed or obtained approximately $44,377,000 of mortgage debt on acquisitions at an average interest rate of 7.85%.

        Interest on debentures decreased due to the repurchase of $54,799,000 of the debentures in January 1997 and the conversion of $5,178,000 of the debentures during the first quarter of 1998 and $1,653,000 during 1997.

        The increase in interest on 7.25% senior notes is due to the issuance in August 1997 of $75 million of 7.25% senior notes due August 2007.

        Interest expense on bank indebtedness increased approximately $259,000 and $708,000 for the quarter and nine months ended September 30, 1998, respectively, reflecting increased average borrowings at lower effective interest rates. The Company had average borrowings under its revolving term loan of $42,024,000 and $31,724,000 for the three and nine months ended September 30, 1998, respectively, at effective interest rates of 6.96% and 6.97%, respectively, as compared to average borrowings of $27,108,000 and $17,663,000 at effective interest rates of 6.94% and 7.05% for the respective comparable periods in 1997. In addition, the Company incurred commitment fees of approximately $37,000 and $128,000 for the quarter and nine months ended September 30, 1998, respectively, as compared to $43,000 and $151,000 for the respective comparable periods in 1997.

        The net increases in depreciation expense in 1998 were primarily due to the 17 shopping center investments acquired during 1997 and 1998 and the two mortgage loans foreclosed during 1998, partially offset by the three investments sold during 1997 and 1998.

        Effective January 1, 1998, the Company ceased capitalizing overhead costs related to acquisitions in compliance with the policy issued by the Emerging Issues Task Force. The Company capitalized approximately $255,000 of acquisition overhead costs in 1997, of which $115,000 was in the third quarter and $140,000 in the fourth quarter. This change, as well as increases in the management staff and related employee benefits and expanded corporate insurance coverage, resulted in increases in general and administrative expenses during the quarter and nine months ended September 30, 1998. Additional factors affecting the year-to-date increase in general and administrative expenses included the write off of approximately $373,000 of diligence and other costs related to merger negotiations that did not result in a transaction; the accrual of approximately $497,000 of incentive compensation expense, $422,000 of which will be paid only if certain per share funds from operations and shareholder return goals are reached in 1998; and amortization of $83,000 of deferred compensation expense associated with the restricted stock awards granted in June 1998. These increases were partially offset by the allocation of management fees on the 17 centers acquired during 1997 and 1998, which resulted in decreases in general and administrative expenses of approximately $150,000 and $277,000 for the quarter and nine months ended September 30, 1998.

        Funds from Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net earnings before gains (losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs, adjusted for nonrecurring items. Interest on debentures and amortization of convertible debenture costs and amounts attributable to minority interests of OP Units are added to funds from operations when assumed conversion of the debentures and the OP Units is dilutive. Conversion of the debentures and the OP Units is dilutive and therefore assumed for the quarters and nine months ended September 30, 1998 and 1997. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

        The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the three- and nine-month periods ended September 30, 1998 and 1997:


                                             Three Months Ended               Nine Months Ended
                                                September 30,                    September 30,
                                             ------------------               -----------------

                                            1998            1997            1998             1997
                                            ----            ----            ----             ----
Net Earnings                            $ 7,226,513     $ 5,483,826     $19,658,525      $16,600,814

  Gain on real estate
    investments                            (469,016)              -      (1,213,090)               -

  Loss on extinguishment of
    debt                                     57,003               -          57,003                -

  Depreciation*                           3,299,632       2,937,570       9,571,128        8,519,397

  Amortization of
    capitalized leasing
    fees*                                    78,281          62,600         209,193          186,490

  Amortization of
    capitalized leasing
    income                                   30,820          34,157          96,998           90,036

  Nonrecurring merger
    expenses                                      -               -         373,357                -
                                        -----------     -----------     -----------      -----------
Funds from operations                    10,223,233       8,518,153      28,753,114       25,396,737

  Interest on convertible
    debentures                              424,769         539,499       1,320,506        1,812,441

  Amortization of
    convertible debenture
    costs                                    25,065          31,846          78,644          107,620

  Amounts attributable to
    minority interests                      145,868               -         145,868                -
                                        -----------     -----------     -----------      -----------
Fully diluted funds from
  operations                            $10,818,935     $ 9,089,498     $30,298,132      $27,316,798
                                        ===========     ===========     ===========      ===========

Fully diluted weighted
  average shares                         35,747,600      34,833,070      35,276,529       34,750,057
                                        ===========     ===========     ===========      ===========



*  Net of amounts attributable to minority interests

        Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the three- and nine-month periods ended September 30, 1998 and 1997:


                                           Three Months Ended              Nine Months Ended
                                              September 30,                  September 30,
                                         ----------------------         ------------------------
                                          1998            1997             1998            1997
                                          ----            ----             ----            ----
Tenant Improvements:
  Shopping Centers                      $209,396        $405,023       $  781,183     $  637,146
  Industrial                                   -             241           16,967          9,306
                                        --------        --------       ----------     ----------
    Total Tenant
      Improvements                       209,396         405,264          798,150        646,452
                                        --------        --------       ----------     ----------
Capital Expenditures:
  Shopping Centers                       335,004         266,345        1,427,561        641,974
  Apartment                                    -          59,077                -        121,069
  Industrial                                   -          34,531           52,056         34,531
                                        --------        --------       ----------     ----------
    Total Capital
      Expenditures                       335,004         359,953        1,479,617        797,574
                                        --------        --------       ----------     ----------
Total Improvements                      $544,400        $765,217       $2,277,767     $1,444,026
                                        ========        ========       ==========     ==========

Leasing Fees                            $112,717        $ 61,651       $  344,612     $  180,809
                                        ========        ========       ==========     ==========



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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits.

               21.      Company subsidiaries.

               27.      Financial Data Schedule (for S.E.C. use only).

               99. Financial statements of IRT Partners L.P. as of and for the period from inception (July 15, 1998) through September 30, 1998.

        (b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated September 9, 1998 relating to the formation of IRT Partners L.P. ("LP"), the execution of guarantees by LP for the Company's bank and other senior indebtedness, and the Company's Amended and Restated Loan Agreement with its banks. No other reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                                   IRT PROPERTY COMPANY


Date: November 2, 1998                             /s/ Thomas H. McAuley
      ----------------                             ---------------------
                                                   Thomas H. McAuley
                                                   President & Chief Executive
                                                   Officer


Date: November 2, 1998                             /s/ Mary M. Thomas
      ----------------                             ------------------
                                                   Mary M. Thomas
                                                   Executive Vice President &
                                                   Chief Financial Officer