Form 10-K405
period 1998-12-31
IRT PROPERTY CO
filed 1999-03-31
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                                             ------------------
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From        to
                                             -------   -------

Commission File Number                                                  1-7859
--------------------------------------------------------------------------------
                              IRT PROPERTY COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                         58-1366611
----------------------------------------                  ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)

200 Galleria Parkway, Suite 1400
      Atlanta, Georgia                                           30339
---------------------------------------                   ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:               (770) 955-4406
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
Yes  X   No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X ---

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant at March 19, 1999 was $288,381,296.

33,234,206 shares of Common Stock, $1 Par Value, were outstanding at March 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders of the Company to be filed pursuant to Regulation 14A.

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

         CERTAIN OF THE STATEMENTS MADE HEREIN UNDER THE CAPTIONS "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ARE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND AS SUCH MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF IRT PROPERTY COMPANY ("IRT" OR THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS USING THE WORDS SUCH AS "MAY," "WILL," "ANTICIPATE," "SHOULD," "WOULD," "BELIEVE," "CONTEMPLATE," "EXPECT," "ESTIMATE," "CONTINUE," "INTEND," "POSSIBLE" OR OTHER SIMILAR WORDS AND EXPRESSIONS OF THE FUTURE. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS WE DISCUSS IN THESE FORWARD-LOOKING STATEMENTS.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND MAY NOT BE REALIZED DUE TO A VARIETY OF FACTORS, INCLUDING, WITHOUT LIMITATION:
GOVERNMENTAL MONETARY AND FISCAL POLICIES, AS WELL AS LEGISLATIVE AND REGULATORY CHANGES, ESPECIALLY CHANGES IN THE TAXATION OF REITS; THE RISKS OF CHANGES IN INTEREST RATES; THE EFFECTS OF COMPETITION FROM OTHER OPERATORS OF RETAIL PROPERTIES; ALTERNATIVES TO THE COMPANY'S TRADITIONAL TENANT BASE, INCLUDING ELECTRONIC COMMERCE AND INTERNET-BASED SHOPPING, AS WELL AS THE ENTRY OF NEW COMPETITORS, SUCH AS THE MASS MERCHANDISE RETAILERS INTO THE GROCERY BUSINESS; VACANCIES AND LEASE RENEWALS; TENANT CLOSINGS; CONSOLIDATION AMONG TENANTS; THE FINANCIAL CONDITION AND COMPETITIVENESS OF TENANTS; CHANGES IN NATIONAL, REGIONAL AND LOCAL ECONOMIC CONDITIONS AND CONSUMER SHOPPING PATTERNS; POSSIBLE ENVIRONMENTAL ISSUES; AND CHANGES IN THE AVAILABILITY OF CAPITAL AND FUNDING TO THE REIT INDUSTRY AND REAL ESTATE INVESTMENTS, GENERALLY. ALL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS.


                                     PART I

Item 1.  Business.

         General Development of Business. IRT Property Company (the "Company"), is an owner, operator and redeveloper of neighborhood and community shopping centers located primarily in the Southeastern United States and generally anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores. The Company is a self-administered and self-managed equity real estate investment trust with acquisition, development, redevelopment, financing, property management and leasing capabilities. The Company's business was started in 1969 and the Company has been a Georgia corporation since 1979.

         The Company has elected since inception to be treated as a "Real Estate Investment Trust" ("REIT") under the Internal Revenue Code (the "Code"). The Company intends to continue such election, although it is not required to do so. For the special provisions applicable to REITs, reference is made to Sections 856-860 of the Code, as amended.

         IRT Partners L.P. ("LP"), a Georgia limited partnership, was formed in 1998 to enhance the acquisition opportunities of IRT Property Company by offering potential sellers the ability to engage in tax-deferred sales in exchange for Operating Partnership Units ("OP Units") of LP which may be redeemable for shares of Company common stock. The Company serves as general partner of LP and has contributed 20 of its shopping centers and related assets and cash to LP in exchange for partnership interests.

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

         In connection with the Company's formation of LP and its proposed operations, LP has guaranteed the Company's bank and senior indebtedness.

         The Company has three wholly-owned subsidiaries. IRT Management Company ("Management Company") was formed in 1990 as a wholly-owned subsidiary of the Company. Management Company currently holds 91.5% of the operating units of LP. As a result, the Company and Management Company own approximately 92.5% of LP, which is included in the Company's consolidated financial statements.

         VW Mall, Inc. ("VWM") was formed in July 1994. VWM is not currently engaged in any activities but may do so in the future.

         IRT Alabama, Inc. ("IRTAL") was formed in August 1997. Upon its formation, IRTAL purchased Madison Centre in Huntsville, Alabama and has no other significant operations beyond this property.

         The Company also has an affiliation with another subsidiary that is not wholly-owned. IRT Capital Corporation ("Capital Corporation"), a taxable subsidiary of the Company, was formed under the laws of Georgia in 1996. Capital Corporation has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage. The Company holds 96% of the non-voting common stock and 1% of the voting common stock of Capital Corporation. The remaining voting common stock is currently held by a former member of the Board of Directors and an executive officer of the Company. Capital Corporation, which is accounted for by the Company under the equity method, is taxed as a regular corporation and not as a REIT.

         Financial Information and Description of Business. The Company owns and manages real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on neighborhood and community shopping centers in the Southeastern United States. The Company's investment portfolio also includes one industrial and certain other properties, and to a lesser extent various purchase-money mortgages taken back on the sales of former equity investments. In addition, the Company has authority to make other types of equity and mortgage investments in real estate.

         For a description of the Company's individual investments and of material developments during 1998 regarding these investments and the Company as a whole, reference is made to Items 2 and 7 hereof.

         The Company continually reviews possible acquisitions. In making new real estate investments, the Company intends to continue to place primary emphasis on obtaining equity interests in well-located income-producing properties with attractive yields and potential for increases in income and capital appreciation. The Company focuses on neighborhood and community shopping centers, primarily in the Southeastern United States; however, the Company will consider acquisitions in other regions. Existing investments are continuously reviewed by Company management, and appropriate programs to renovate and modernize properties are designed and implemented to improve leasing arrangements, to increase funds from operations and property values. The Company also from time to time considers the disposition or exchange of existing investments in order to improve its investment portfolio or increase its funds from operations. The Company's investment and portfolio management philosophy is designed to implement its overall objective of maximizing funds from operations and distributions to shareholders.

         The Company directly manages and leases its operating properties. Self-management enables the Company to emphasize and more closely control leasing and property management. Internal property management also provides the Company opportunities for operating efficiencies by enabling it to acquire additional properties without proportionate increases in property management expenses. The Company's property management program is implemented by property management and leasing professionals located in regional offices in Atlanta, Charlotte, Orlando, Ft. Lauderdale and New Orleans.

         The results of the Company's operations depend upon the performance of its existing investment portfolio, the availability of suitable opportunities for new investments, the yields then available on such investments and the Company's cost of capital. Yields will vary with the type of investment involved, the condition of the financial and real estate markets, the nature and geographic location of the investment, competition and other factors. The performance of a real estate investment company is strongly influenced by the cycles of the real estate industry. As financial intermediaries providing equity funds for real estate projects, real estate investment companies are generally subject to the same market and economic forces as other real estate investors.

         Competitive Conditions. In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, other REITs and other domestic real estate companies. On properties presently owned by the Company or in which it has investments, the Company and its tenants and borrowers compete with other owners of like properties for tenants and/or customers depending on the nature of the investment. Management believes that the Company is well positioned to compete effectively for new investments and tenants.

         For any borrowed funds that may be used in new investment activity, the Company would be in competition with other borrowers seeking both secured and unsecured borrowings in the banking, real estate lending and public debt markets.

         Regulation. The Company is subject to Federal, state and local environmental regulations regarding the ownership, development and operation of real property. The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. sec. 9601 et seq. ("CERCLA"), and applicable state laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances. The failure to undertake remediation where it is necessary may adversely affect the owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in claims by private parties for personal injury or property damage.

         The Company has obtained independent Phase I environmental site assessments (which generally did not include environmental sampling, monitoring or laboratory analysis) for property acquisitions beginning in 1989, and otherwise as required by its lenders. Except as otherwise disclosed and based upon information presently available to the Company, the Company has no reason to believe that any environmental contamination has occurred nor any violation of any applicable environmental law, statute, regulation or ordinance exists that would have a material adverse effect on the Company's financial position. The Company presently carries only limited insurance coverage for the types of environmental risks described herein.

         During 1996, the Company discovered that releases of petroleum products had occurred at a garage facility previously operated by a former tenant at the Company's Charlotte, North Carolina industrial facility. The Company is continuing to evaluate the extent of the related contamination, and Company management is negotiating with the former tenant to obtain contribution for potential cleanup costs. The Company does not believe the cost of addressing these releases will have a material adverse effect on the Company's results of operations, financial position, or liquidity.

         During its soil and groundwater investigation at Bluebonnet Village Shopping Center in Baton Rouge, Louisiana, the Company's environmental consultant discovered concentrations of various chemicals in a groundwater monitoring well that exceeded the maximum contaminant levels under the Federal Safe Drinking Water Act. Remediation of the condition is underway and to date has cost the Company approximately $80,000. At another site, leaking petroleum underground storage tanks ("USTs") formerly located at the Company's Venice Plaza Shopping Center in Venice, Florida, have affected soil and groundwater at this center. Kash n' Karry Food Stores, Inc., formerly a Florida division of Lucky Stores, Inc., operated such USTs and has assumed the responsibility for all related corrective action. The Company presently believes that there will be no further corrective action required which would have a material adverse effect on the Company's results of operation, financial position or liquidity.

         A number of Company properties include facilities leased to dry cleaners. At some of these properties, dry cleaning solvents have been discovered in soil and or groundwater. In each such instance either
(a) the amount detected was below reportable limits or (b) the state regulatory authority has informed the Company that no further enforcement action would be taken, (or in the case of Florida, the state regulatory authority has admitted the affected Company property to the state sponsored fund responsible for the clean up of dry cleaning spills). Neither the admission of a property to the Florida fund nor the assurances of the relevant state regulatory authority ensures that the Company will not incur costs associated with corrective action.

         Petroleum related chemical releases and other environmental concerns located on property owned by third parties may affect nearby or adjacent Company properties. The Company presently believes that the third party landowners or UST operators are principally responsible for corrective action for any such matters. Accordingly, the Company currently believes that the costs of any corrective action with respect to the migration of environmentally hazardous materials onto Company properties are not expected to have a material adverse effect on the Company's results of operations, financial position or liquidity

         Employees. The Company presently employs 56 persons, 2 of whom are on-site maintenance personnel at two of the Company's real estate investments.

                                  RISK FACTORS

         Set forth below are the risks that we believe are material to investors in the Company's common stock (which we refer to as "Shares") or limited operating partnership units of IRT Partners L.P. (which we refer to as "OP Units"), which are redeemable on a one-for-one basis for Shares or their cash equivalent. We refer to the Shares and the OP Units together as our "securities", and the investors who own Shares or OP Units as our "Securityholders".

Owning and Operating Retail Real Estate Entails Certain Risks That Could Adversely Affect Our Performance

         Dependence on the Retail Industry. Our properties consist predominately of community and neighborhood shopping centers. The market for retail space may be adversely affected by consolidation of retailers, the relatively weak financial condition of certain retailers and overbuilding in certain markets. Market rents and our performance could be adversely affected by such factors.

         Internet Sales. Retail sales over the Internet have been increasing rapidly. Electronic commerce could adversely affect the demand for retail space, although we believe that our supermarket anchor tenants and local service oriented tenants may be less affected than other retailers.

         Financial Condition of Tenants. If any of our anchor tenants or a sufficient number of key tenants were unable to make scheduled rental payments due to poor financial condition, we could experience an adverse effect on our financial condition.

         Bankruptcy of Tenants. A financially troubled tenant could become the subject of a bankruptcy proceeding, which might result in termination of the tenant's lease. Whether or not a financially troubled tenant becomes subject to the protection of the bankruptcy laws, we could experience delays and incur significant costs and delays in enforcing our rights against a financially troubled tenant that does not pay its rent when becomes due.

         Vacancies and Lease Renewals. Our tenants' leases generally have terms from three to 20 years, tenants' often have one or more renewal options. We may not be able to find a replacement tenant at the end of a lease. The space may remain vacant or may be re-let at rents more or less favorable than the original rents. Long-term leases provide stability, but limit opportunities to re-let space at a higher rate.

         Tenant Closings. Certain leases permit the tenant to close its operations at the leased location. Although the tenant would still be responsible for its rental obligations, any rents based on the sales of that tenant could be lost. Such a closure could also adversely affect customer traffic and, thus, the other tenants at a shopping center. Rental rates and occupancy may also be affected adversely at such a center.

         Real Estate Investments Are Illiquid. Real estate investments generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions.

Real Estate Industry Risks May Affect Our Performance

         Concentration in the Southeast. Most of our real estate portfolio is located in the Southeastern United States. This region has had rapid growth in recent years. Our business could be adversely affected by changes in the Southeast's economy or in the local markets for retail space.

         Uncertainty of Meeting Acquisition Objectives. We continually seek to acquire additional shopping centers and portfolios of shopping centers. We seek purchases at attractive initial yields and/or which may enhance our revenues and funds from operations through renovation, expansion and re-leasing programs. We also evaluate mergers and acquisitions with companies engaged in businesses similar to ours. We incur certain costs to evaluate possible transactions. We may not complete such transactions and certain costs are not recoverable in the event the transactions are not consummated. We cannot guarantee that we will be able to meet our acquisition goals.

         Uncertainty of Acquired Property Performance. We cannot assure that any acquisition will increase our revenues or funds from operations or result in a certain yield.

         Competition. We compete with numerous other real estate companies. Other retail properties within our markets compete with us for tenants. The location and number of competitive retail properties could affect the Company's occupancy levels and rental rates.

         Development Competition. Other real estate companies compete with us for development, redevelopment and acquisition opportunities. Such competitors may be willing and able to pay more for such opportunities than we would. This may increase the prices sought by sellers of these properties.

Environmental Problems Are Possible and Could Be Costly

         Possible Environmental Liabilities. An owner or operator of real estate may be liable for the costs of removal of releases of certain hazardous or toxic substances. The presence of hazardous or toxic substances on or near our properties, or the failure to properly clean them up, may adversely affect our ability to rent or sell the property or to use such property as collateral for our borrowings. Corrective costs could adversely affect our financial condition and performance.

         Limited Environmental Analyses. The Company has obtained independent Phase I environmental site assessments (which generally did not include environmental sampling, monitoring or laboratory analysis) for property acquisitions beginning in 1989, and otherwise as required by its lenders. Except as otherwise disclosed and based upon information presently available to the Company, the Company does not believe that any environmental contamination has occurred nor any violation of any applicable environmental law, statute, regulation or ordinance exists that would have a material adverse effect on the Company's financial position. The Company presently carries only limited insurance coverage for environmental risks.

         Presence of Dry Cleaning Solvents. A number of Company properties include facilities leased to dry cleaners. At some of these properties, dry cleaning solvents have been discovered in soil and or groundwater. In each such instance either (a) the amount detected was below reportable limits or (b) the state regulatory authority has informed the Company that no further enforcement action would be taken (or in the case of Florida, the state regulatory authority has admitted the affected Company property to the state sponsored fund responsible for the clean up of dry cleaning spills). Neither the admission of a property to the Florida fund nor the assurances of the relevant state regulatory authority ensures that the Company will not incur costs associated with corrective action.

Americans with Disabilities Act

         Compliance with the Americans with Disabilities Act and Other Laws. Our properties must comply with the federal Americans with Disabilities Act of 1990 (the "ADA"). This law requires that disabled persons must be able to enter and use public properties like our shopping centers. The ADA and state and local laws may require us to modify our properties and may limit renovations. If we fail to obey such laws, we may pay fines or damages.

Some Potential Losses Are Not Covered by Insurance

         We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe these insurance coverages are reasonably adequate. Certain types of losses, such as lease and other contract claims generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose some or all of our investment in a property and future revenue from the property could be adversely affected. We would still owe mortgage debt or other financial obligations related to the property.

Our Performance is Subject to Risks Associated With Debt Financing

         On December 31, 1998, we had $281 million in long term debt. On December 31, 1998, our debt-to-total market capitalization ratio was 46% without conversion of convertible debt and 42% assuming conversion of convertible debt. Of our long term debt, 29% is secured by mortgages on our properties. We must pay our debts on time. We cannot pay dividends to our securityholders unless our debt has been paid when due.

Securityholders May Be Adversely Affected by the Dilution of Common
Stock

         The Company may issue additional Shares or OP Units without Securityholder approval. Additionally, each OP Unit may be redeemed by the holder for one share of common stock or, at our option, the cash value of one share of common stock. Such actions may dilute your interest in the Company.

Our Liquidity is Subject to the Restrictions on Sale of Certain Properties

         We currently have agreements that limit our sale of certain properties acquired by LP for up to 10 years. We may enter into similar agreements with future sellers of properties to LP. Such agreements may prevent sales of properties that could be advantageous to our Securityholders, generally.

The Ability to Effect Changes in Control of the Company May Be Limited

         Certain provisions of the law, our governing documents and the Company's Shareholders Rights Plan may have the effect of delaying or preventing a merger or similar transaction that could, if consummated, provide investors with a premium over the then-prevailing market price of the Company's securities. Also, any future series of Preferred Stock may contain certain provisions that could delay or prevent a change of control, or other transaction, that might be favored by certain Securityholders. For a description of the Company's Shareholders Rights Plan, see the Company's current report on Form 8-K dated August 21, 1998.

The Company is Subject to Ownership Limits and Certain Adverse Effects of Failing to Qualify as REIT

         Concentration of Ownership of the Company Is Limited. In order to qualify as a REIT under the Code we must satisfy various tests related to the sources and amounts of our income, the nature of our assets, and our stock ownership. For example, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals. Our charter authorizes our directors to take such action as may be required to preserve our qualification as a REIT including placing limits on the ownership of our securities. These limits may have the ancillary effect of delaying, deferring or preventing a change in control of the Company.

         REIT Investment Limitations. We must hold certain types of real estate and other investments. This limits our ability to diversify our assets outside of real estate.

         Adverse Effects of Failing to Qualify as a REIT. If the Company fails to qualify as a REIT, it will be subject to income taxes on its taxable income. The Company also may be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This would reduce the net earnings of the Company available for investment or distribution to Securityholders because of the additional tax liability for the year(s) involved. In addition, distributions to our Securityholders would no longer be required by the Code.

Item 2.  Properties.

         The following tables and notes thereto describe the properties in which the Company had investments at December 31, 1998, as well as the mortgage indebtedness to which the Company's investments were subject. Reference is made to Note 4 to the consolidated financial statements included as a part of this report for information on minimum base rentals on noncancellable operating leases for the next five years and thereafter.

I.  EQUITY INVESTMENTS (LAND & BUILDINGS)

    The Company had a fee or leasehold interest in land and improvements thereon as follows:

                                                         Percent                  Cost to     Depreciated   Property    Property
                           Date                          Leased        Year       Company        Cost         FFO      Net Income
       Description       Acquired           Area        12/31/1998  Completed     12/31/98     12/31/98     1998 (1)    1998 (2)

    SHOPPING CENTERS
Abbeville Plaza            04/86      59,525  sq. ft.      19%         1970     $   561,850  $   237,831   $   17,910   $(41,562)
  Abbeville, SC
Alafaya Commons            11/96     120,586  sq. ft.      96%         1987      10,304,479   10,054,670    1,060,185    938,317
  Orlando, FL
Ambassador Row             12/94     193,982  sq. ft.      99%         1980 &     9,991,577    9,174,106    1,041,678    818,526
  Lafayette, LA                                                        1991
Ambassador Row Courtyard   12/94     155,483  sq. ft.      95%         1986 &    11,844,881   10,933,696    1,211,017    969,376
  Lafayette, LA                                                        1991
Asheville Plaza (5)        04/86      49,800  sq. ft.     100%         1967         405,287      261,131       96,282     85,086
  Asheville, NC
Bay Pointe Plaza (5)       12/98      97,390  sq. ft.      94%         1984       6,388,436    6,381,897       36,099     29,560
  St. Petersburg, FL
Bluebonnet Village         12/94      90,215  sq. ft.      97%         1983       8,137,457    7,560,832      885,311    736,343
  Baton Rouge, LA
The Boulevard              12/94      68,012  sq. ft.      54%         1976 &     3,834,345    3,538,934      290,079    214,803
  Lafayette, LA                                                        1994
Carolina Place             05/89      36,560  sq. ft.      97%         1989       2,351,494    1,872,094      220,928    170,588
  Hartsville, SC
Centre Pointe Plaza (5)    12/92 &   163,642  sq. ft.      99%         1989 &     9,293,791    8,028,045      818,068    587,872
  Smithfield, NC           12/93                                       1993
Chadwick Square (5)        01/92      31,700  sq. ft.     100%         1985       1,555,591    1,348,889      168,793    136,609
  Hendersonville, NC
Charlotte Square (5)       08/98      96,188  sq. ft.      96%         1980       6,005,745    5,965,204      237,274     56,732
  Port Charlotte, FL
Chastain Square            12/97      74,315  sq. ft.      83%         1981       6,778,976    6,648,116      584,652    457,944
  Atlanta, GA
Chelsea Place              07/93      81,144  sq. ft.      98%         1992       6,942,585    6,183,547      734,417    594,833
  New Port Richey, FL
Chester Plaza              04/86 &    71,443  sq. ft.      59%         1967 &     2,301,514    1,548,379      199,486     77,158
  Chester, SC              02/92                                       1992

I.  EQUITY INVESTMENTS (LAND & BUILDINGS)

    The Company had a fee or leasehold interest in land and improvements thereon as follows:

                                                        Percent                Cost to        Depreciated   Property    Property
                            Date                        Leased       Year      Company            Cost        FFO      Net Income
          Description     Acquired      Area          12/31/1998  Completed    12/31/98         12/31/98    1998 (1)    1998 (2)

       SHOPPING CENTERS
Chestnut Square (5)        01/92     39,640  sq. ft.     100%        1985    $ 1,432,106       $ 1,227,350  $  245,375  $  213,767
  Brevard, NC
Colony Square              02/88     50,000  sq. ft.      86%        1987      2,936,430         2,070,715     263,324     171,836
  Fitzgerald, GA
Commerce Crossing          12/92    100,668  sq. ft.     100%        1988      4,501,943         3,877,731     441,670     335,458
  Commerce, GA
Country Club Plaza         01/95     64,686  sq. ft.      86%        1982      4,217,057         3,871,619     433,860     335,556
  Slidell, LA
Countryside Shops          06/94    173,161  sq. ft.      98%     1986,1988   16,809,320        15,524,362   1,894,681   1,599,097
  Cooper City, FL                                                   & 1991
The Crossing               12/94    113,989  sq. ft.     100%       1988 &     4,604,816         4,238,736     569,565     471,031
  Slidell, LA                                                        1993
Daniel Village             03/98    164,549  sq. ft.      95%       1954 &    12,333,120        12,152,978     938,800     758,658
  Augusta, GA                                                        1997
Delchamps Plaza            04/88     66,857  sq. ft.     100%        1987      4,586,446         3,450,684     458,097     342,309
  Pascagoula, MS
Douglas Commons            08/92     97,027  sq. ft.     100%        1988      8,653,687         7,624,724     870,812     700,028
  Douglasville, GA
Eden Centre (5)            11/94     56,355  sq. ft.     100%        1991      3,549,003         3,246,789     386,165     313,637
  Eden, NC
Elmwood Oaks               01/92    130,284  sq. ft.     100%        1989     11,209,439        10,046,821   1,250,638     443,605
  Harahan, LA
Fairview Oaks              06/97     77,052  sq. ft.     100%        1997      7,109,994         6,863,502     722,649     562,749
  Ellenwood, GA
First Street Station (5)   08/94     52,230  sq. ft.      95%        1989      3,065,440         2,750,050     299,068     223,120
  Albemarle, NC
Forest Hills Centre (5)    08/90     74,180  sq. ft.     100%        1990      5,551,725         4,643,378     626,824     498,136
  Wilson, NC
Forrest Gallery (5)        12/92    214,450  sq. ft.      98%        1987     12,745,199        11,091,892   1,064,986     764,386
  Tullahoma, TN

I.  EQUITY INVESTMENTS (LAND & BUILDINGS)

    The Company had a fee or leasehold interest in land and improvements thereon as follows:

                                                           Percent                Cost to      Depreciated     Property   Property
                             Date                          Leased       Year      Company          Cost          FFO     Net Income
          Description      Acquired        Area          12/31/1998  Completed    12/31/98       12/31/98      1998 (1)    1998 (2)

       SHOPPING CENTERS
Ft. Walton Beach Plaza       07/86      48,248  sq. ft.     100%        1986    $ 2,676,717    $ 1,887,651   $  252,628  $  186,040
  Ft. Walton Beach, FL
The Galleria (5)             08/86 &    92,344  sq. ft.      93%     1986, 1990   8,523,501      6,548,450      663,913     447,102
  Wrightsville Beach, NC     12/87                                    & 1996
Grassland Crossing           02/97      90,906  sq. ft.     100%        1996     10,128,390      9,705,279      950,651     206,335
  Alpharetta, GA
Greenwood                    07/97     134,132  sq. ft.      92%        1982 &   13,113,217     12,777,364    1,280,253   1,055,371
  Palm Springs, FL                                                      1994
Gulf Gate Plaza              06/79     174,566  sq. ft.      74%        1969 &    4,511,576      1,567,813      481,710     290,729
  Naples, FL                                                            1974
Harris Teeter                06/88 &    36,535  sq. ft.     100%        1981 &    2,600,657      1,807,797      300,843     223,803
  Lexington, VA              06/89                                      1989
Heritage Walk                06/93     159,362  sq. ft.     100%        1991 &    8,783,529      7,674,559      938,577     739,437
  Milledgeville, GA                                                     1992
Hoffner Plaza                06/79       6,000  sq. ft.      67%        1972        581,127        445,458       34,630      18,205
  Orlando, FL
Lancaster Plaza              04/86      77,400  sq. ft.     100%        1971      1,436,305        848,872      174,995      96,587
  Lancaster, SC
Lancaster Shopping Center    08/86 &    29,047  sq. ft.     100%        1963 &    1,630,862      1,154,539      164,360     123,248
  Lancaster, SC              12/87                                      1987
Lawrence Commons (5)         08/92      52,295  sq. ft.      93%        1987      3,585,507      3,127,753      351,001     273,661
  Lawrenceburg, TN
Litchfield Landing           08/86      42,201  sq. ft.      98%        1984      2,647,351      1,961,145      325,542     270,186
  North Litchfield, SC
Mableton Crossing            06/98      86,819  sq. ft.      96%        1997      8,169,668      8,098,575      375,831     180,473
  Mableton, GA
Macland Pointe               01/93      79,699  sq. ft.     100%        1992 &    6,140,677      5,407,654      690,464     277,588
  Marietta, GA                                                          1993
Madison Centre               08/97      64,837  sq. ft.     100%        1997      5,818,308      5,713,538      583,500     507,336
  Madison, AL

I. EQUITY INVESTMENTS (LAND & BUILDINGS)

         The Company had a fee or leasehold interest in land and improvements thereon as follows:


                                                     Percent                 Cost to     Depreciated      Property      Property
                          Date                       Leased       Year       Company        Cost            FFO        Net Income
    Description         Acquired      Area         12/31/1998   Completed    12/31/98     12/31/98        1998(1)        1998(2)
 SHOPPING CENTERS

Market Place             04/97     73,686 sq. ft.       97%         1976    $ 7,174,481  $ 7,035,570    $  802,915    $  721,568
  Norcross, GA
McAlpin Square           12/97    176,807 sq. ft.       65%         1979      6,151,926    5,995,226     1,646,588     1,494,591
  Savannah, GA
Millervillage
  Shopping Center        12/94     94,559 sq. ft.       93%       1983 &      7,717,195    7,118,395       795,258       640,765
  Baton Rouge, LA                                                   1992
New Smyrna
  Beach Regional         08/92    118,451 sq. ft.       97%         1987     10,455,201    9,254,734       965,936       753,104
  New Smyrna
  Beach, FL
North River
  Village Center         12/92 &  177,128 sq. ft.      100%       1988 &     10,206,396    9,188,886     1,076,300       879,708
  Ellenton, FL           12/93                                      1993
North Village            08/86     60,356 sq. ft.      100%         1984      3,279,033    2,439,377       314,730        33,202
  Center(3)
  North Myrtle
  Beach, SC
Old Kings Commons        05/88     84,759 sq. ft.      100%         1988      6,151,008    4,847,131       564,967       431,815
  Palm Coast, FL
Palm Gardens             06/79     49,890 sq. ft.       32%         1970      1,879,069      735,262     1,486,107     1,362,807
  Largo, FL
Parkmore Plaza           12/92    159,067 sq. ft.      100%       1986 &      8,400,260    7,389,230       910,861       731,413
  Milton, FL                                                        1992
Paulding Commons         08/92    192,391 sq. ft.       98%         1991     13,095,512   11,357,957     1,276,871       990,635
  Dallas, GA
Pensacola Plaza          07/86     56,098 sq. ft.      100%         1985      2,678,939    1,560,180       211,529       106,421
  Pensacola, FL
Pinhook Plaza            12/94    192,501 sq. ft.       96%       1979 &     11,207,458   10,355,644     1,108,454       379,338
  Lafayette, LA                                                     1992
Plaza Acadienne(4)       12/94    105,419 sq. ft.      100%         1980      3,016,749    2,710,703       389,920       177,849
  Eunice, LA
Plaza North(5)           08/92     47,240 sq. ft.       95%         1986      2,469,023    2,178,175       277,147       231,511
  Hendersonville, NC
Powers Ferry             05/97     83,101 sq. ft.       80%       1979 &      7,554,455    7,344,854       530,427       338,531
  Marietta, GA                                                      1983

I.  EQUITY INVESTMENTS (LAND & BUILDINGS)

    The Company had a fee or leasehold interest in land and improvements thereon as follows:


                                                     Percent                Cost to     Depreciated     Property      Property
                          Date                       Leased       Year      Company        Cost           FFO        Net Income
     Description        Acquired      Area         12/31/1998   Completed   12/31/98     12/31/98       1998(1)       1998 (2)

  SHOPPING CENTERS
Providence Square(5)     12/71     85,930 sq. ft.    94%          1973     $ 4,595,197   $ 1,661,853   $  523,976   $  322,124
  Charlotte, NC
Riverside Square(5)      08/98    103,241 sq. ft.    90%          1987      13,024,842    12,950,556      438,758       69,591
  Coral Springs, FL
Riverview Shopping
  Center(5)              03/72    130,058 sq. ft.    88%         1973 &      6,589,592     4,206,206      678,463      439,663
  Durham, NC                                                      1994
Salisbury
  Marketplace(5)         08/96     76,970 sq. ft.    92%          1987       4,651,714     4,425,530      511,624      414,688
  Salisbury, NC
Scottsville Square       08/92     38,450 sq. ft.    86%          1986       2,565,086     2,150,390       53,942      (54,382)
  Bowling Green, KY
Seven Hills              07/93     64,590 sq. ft.    99%          1991       4,914,220     4,491,129      520,682      440,520
  Spring Hill, FL
Shelby Plaza(4)(5)       04/86    103,000 sq. ft.    81%          1972       1,682,066     1,007,346      149,673       39,657
  Shelby, NC
Sherwood South           12/94     75,607 sq. ft.   100%       1972, 1988    2,248,485     2,081,368      352,947      307,311
  Baton Rouge, LA                                                & 1992
Shoppes of
  Silverlakes            11/97    126,638 sq. ft.    93%         1995 &     16,868,742    16,508,019    1,512,054      924,627
  Pembroke, FL                                                    1996
Siegen Village           12/94    174,578 sq. ft.   100%         1988 &      9,107,218     8,536,321    1,004,439      826,011
  Baton Rouge, LA                                                 1996
Smyrna Village(5)        08/92     83,334 sq. ft.   100%          1992       5,913,492     5,130,424      639,088      512,836
  Smyrna, TN
Smyth Valley Crossing    12/92    126,841 sq. ft.   100%          1989       7,093,193     6,234,822      624,287      474,023
  Marion, VA
South Beach Regional     08/92    289,319 sq. ft.    97%         1990 &     21,984,886    18,961,844    2,195,363    1,699,259
  Jacksonville                                                    1991
  Beach, FL
Spalding Village         08/92    235,318 sq. ft.    99%          1989      15,465,057    13,402,496    1,568,533      299,967
  Griffin, GA
Spring Valley            03/98     75,415 sq. ft.   100%         1988 &      6,104,376     6,005,993      515,704      417,321
  Columbia, SC                                                    1997

I. EQUITY INVESTMENTS (LAND & BUILDINGS)

   The Company had a fee or leasehold interest in land and improvements thereon as follows:


                                                      Percent                  Cost to     Depreciated     Property      Property
                          Date                        Leased       Year        Company        Cost           FFO        Net Income
    Description         Acquired      Area          12/31/1998   Completed     12/31/98     12/31/98       1998(1)       1998(2)

  SHOPPING CENTERS
Stadium Plaza             08/92      70,475 sq. ft.      99%        1988     $ 4,488,822   $ 4,056,610   $  459,522   $  389,706
  Phenix City, AL
Stanley Market Place(5)   01/92      40,364 sq. ft.     100%       1980 &      1,867,232     1,578,972      224,072      172,952
  Stanley, NC                                                       1991
Tamarac Town Square(5)    08/98     123,385 sq. ft.      90%        1982      10,654,803    10,592,151      319,627       21,052
   Tamarac, FL
Tarpon Heights            01/95      56,605 sq. ft.     100%        1982       2,837,287     2,622,797      394,351      304,572
  Galliano, LA
Taylorsville Shopping
  Center(5)               08/86 &    48,537 sq. ft.     100%       1982 &      2,612,159     1,847,264      271,206      198,762
  Taylorsville, NC        12/88                                     1988
Thomasville Commons       08/92     148,754 sq. ft.     100%        1991       7,221,233     6,203,227      795,968      108,379
  Thomasville, NC
Town & Country            01/98      71,283 sq. ft.      98%        1993       4,265,496     4,185,487      419,345      175,868
  Kissimmee, FL
Treasure Coast(5)         08/98     133,781 sq. ft.     100%       1970 &     11,185,860    11,114,006      376,671      139,536
  Vero Beach, FL                                                    1995
University Center(5)      12/89      56,180 sq. ft.      95%        1989       3,991,119     3,236,100      368,539      279,703
  Greenville, NC
Venice Plaza(3)           06/79     155,988 sq. ft.      83%       1971 &      3,002,218     1,145,622      356,361      233,793
  Venice, FL                                                        1979
Village at Northshore     12/94     144,373 sq. ft.     100%       1988 &      8,330,713     7,695,467      904,700      260,692
  Slidell, LA                                                       1993
Walton Plaza              06/90      43,460 sq. ft.      98%        1991       3,158,124     3,115,469      126,366       83,711
   Augusta, GA
Waterlick Plaza           10/89      98,694 sq. ft.      87%       1973 &      6,311,631     5,032,548      666,083      514,967
  Lynchburg, VA                                                     1988
Watson Central            12/92 &   227,747 sq. ft.      98%       1989 &     13,131,685    11,438,710    1,333,137    1,035,777
  Warner Robins, GA       10/93                                     1993
Wesley Chapel Crossing    12/92     170,792 sq. ft.     100%        1989      10,967,896     9,885,570    1,034,003      850,031
  Decatur, GA

I. EQUITY INVESTMENTS (LAND & BUILDINGS)

   The Company had a fee or leasehold interest in land and improvements thereon as follows:


                                                       Percent                 Cost to     Depreciated     Property      Property
                          Date                         Leased       Year       Company        Cost           FFO        Net Income
    Description         Acquired      Area           12/31/1998   Completed    12/31/98     12/31/98       1998(1)       1998(2)

  SHOPPING CENTERS
West Gate Plaza          06/74 &      64,378 sq. ft.    100%       1974 &   $  4,776,992  $  3,579,197   $    415,275   $   258,039
  Mobile, AL             01/85                                      1995
West Towne Square        03/90        89,596 sq. ft.     40%        1988       6,047,549     4,751,487        297,062       139,214
  Rome, GA
Westgate Square          06/94       104,853 sq. ft.     97%       1984 &      9,365,785     8,546,169      1,096,204       900,772
  Sunrise, FL                                                       1988
Willowdaile
  Shopping
  Center(5)              08/86 &     120,815 sq. ft.     98%        1986       8,598,078     6,287,800      1,058,467       847,075
  Durham, NC             12/87
                                   ---------                                ------------  ------------    -----------   -----------
                                   9,470,306 sq. ft                          617,410,682   545,325,425     60,202,093    41,782,734
                                   =========                                ------------  ------------    -----------   -----------

INDUSTRIAL PROPERTIES
Industrial Buildings     06/79       188,513 sq. ft.     82%       1956 &      3,778,080       920,759        332,610       221,538
  Charlotte, NC                                                     1963
                                   =========                                ------------  ------------    -----------   -----------


SEE NOTES                                                                   $621,188,758  $546,246,182    $60,534,703   $42,004,272
                                                                            ============  ============    ===========   ===========

I.       EQUITY INVESTMENTS (LAND & BUILDINGS)


NOTES:

(1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for fiscal year ended December 31, 1998 or from the date of acquisition (if acquired in 1998) through December 31, 1998. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flow from operating, investing, or financing activities as a measure of liquidity.

(2) Property Net Income represents net income of the property calculated in accordance with generally accepted accounting principles, excluding any allocation of general and administrative expenses of the Company.

(3) The Company owns a 49.5% interest in the property of North Village Center and is entitled to 54.5% of the financial performance of the property. The Company also owns a 75% interest in Venice Plaza Shopping Center. These interests are consolidated for financial reporting purposes and minority interests recorded.

(4) Subject to ground leases expiring in 2002 for Shelby Plaza, 2005 for McAlpin Square and 2008 for Plaza Acadienne, with renewal options to extend the terms to 2017, 2033 and 2035, respectively. The Company has options to purchase the land at Shelby Plaza and McAlpin Square.

(5)      Ownership through IRT Partners L.P.

II.  EQUITY INVESTMENTS (DIRECT FINANCING LEASES)


     The Company also had a fee interest in land and improvements thereon in the following properties occupied by tenants under leases which are treated as direct financing leases:

                                                                       Percent                   Cost to     Property   Property
                                        Date                            Leased        Year       Company       FFO     Net Income
                     Description      Acquired        Square Feet      12/31/98     Completed    12/31/98    1998 (1)   1998 (2)
                     -----------      --------        -----------      --------     ---------    --------    --------   --------

                       OFFICE
The Old Phoenix National Bank (3)       12/84         73,074 sq. ft.     100%        Various    $2,054,328   $313,049   $269,557
  Medina County, OH
                                                     =======                                    --------------------------------



                  SHOPPING CENTERS
Wal-Mart Stores, Inc. (4)               06/85         54,223 sq. ft.     100%         1985       1,190,594    224,153    174,073
  Mathews, LA
Wal-Mart Stores, Inc. (4)               07/85         53,571 sq. ft.     100%         1985       1,327,018    175,350    126,274
  Marble Falls, TX
                                                     -------                                    --------------------------------

                                                     107,794 sq. ft.                             2,517,612    399,503    300,347
                                                     =======                                    --------------------------------


                                                                                                $4,571,940   $712,552   $569,904
                                                                                                ================================



NOTES:
  (1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1998 or from the date of acquisition (if acquired in 1998) through December 31, 1998. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

  (4) These two retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $332,850 plus percentage rentals of 1% of gross sales in excess of fourth year sales. The leases expire January 2011, with five 5-year renewal options. There are no purchase options. Percentage rental of $60,653 was received during the fiscal year ended December 31, 1998.

III.  EQUITY INVESTMENTS (LAND PURCHASE-LEASEBACKS)


      The Company owned land under the following properties, all of which are net leased back to lessees on terms summarized below. The improvements on such properties are owned by others but will revert to the Company at the end of the lease terms unless the purchase options of the lessees, as referred to below, are exercised.

                                                                                        Lease      Cost to    Property    Property
                                   Date     Land Area                        Year     Expiration   Company      FFO      Net Income
         Description             Acquired   In Acres    Improvements      Completed      Date      12/31/98   1998 (1)   1998 (2)
         -----------             --------   --------    ------------      ---------      ----      --------   --------   ----------

       SHOPPING CENTERS
Lawrence County Shopping Center   05/71      13.62      135,605 sq. ft.      1971       2069 (3)   $435,994   $ 67,200   $ 67,200
  Sybene, OH
Grand Marche Shopping Center      09/72      11.38      200,585 sq. ft.      1969       2012        250,500     27,500     27,500
  Lafayette, LA
Manatee County Shopping Center    05/71      16.00      120,500 sq. ft.      1971       2069 (3)    241,798     30,000     30,000
  Bradenton, FL
                                                        -------                                    ------------------------------


                                                        456,690 sq. ft.                            $928,292   $124,700   $124,700
                                                        =======                                    ==============================



NOTES:
  (1) Property FFO represents cash flows from operating activities before interest expense excluding changes in accrued assets and liabilities for the fiscal year ended December 31, 1998. Property FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing or financing activities as a measure of liquidity. Property FFO is presented as an additional measure in valuing and analyzing the underlying real estate investments.

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

IV.  MORTGAGE LOAN INVESTMENTS

     The Company had mortgage loans receivable on the following properties:

                                                                     Security
                                                       -----------------------------------  Principal                    Stated
                                         Type of       Land Area                           Outstanding    Maturity      Interest
        Location                           Loan        In Acres           Improvements       12/31/98       Date          Rate
        --------                           ----        --------           ------------       --------       ----          ----

Wal-Mart - Kearney, NE                 2nd Mortgage      8.491             83,249 sq. ft.     594,000     12/98 (1)      7.00%
  Kearney, NE

Wal-Mart - Fremont, NE                 2nd Mortgage       7.77             64,890 sq. ft.     406,000     12/98 (1)      7.00%
  Fremont, NE

Mill Creek Club Condominiums           1st Mortgage         --                  4  units       23,585     2006- (3)      8.63% -
  Nashville, TN                       Participation                                                       2007          12.38%

Cypress Chase "A" Condominiums         1st Mortgage       2.00            recreational        114,009     05/09 (4)     10.00%
  Lauderdale Lakes, FL
                                                                                           ----------

                                                                                            1,137,594

Less interest discounts and negative goodwill                                                 (40,419)
                                                                                           ----------

                                                                                           $1,097,175
                                                                                           ==========



NOTES:
  (1) Monthly payments of $3,465 and $2,368 interest only for Kearney and Fremont, respectively, with the entire principal balance due at maturity December 31, 1998. Although the mortgagee was in default of these mortgages as of December 31, 1998 they were paid in full subsequent to year end. On February 3, 1999 the Company received the principle due plus all accrued interest through February 3, 1999.

  (2) Principal outstanding December 31, 1998 represents the Company's 46.154% participation in the total loan outstanding of $51,104.

  (3)    Monthly payments include principal and interest of $1,472.

V.  MORTGAGE INDEBTEDNESS

    Indebtedness of the Company secured by its investments (not including mortgage debt owed by lessees of its land purchase-leaseback investments) was as follows:

                                            Principal Balance                                               Annual
               Investment                       12/31/1998            Maturity Date   Interest Rate    Constant Payment
               ----------                       ----------            -------------   -------------    ----------------

Powers Ferry Plaza                              $   625,000           01/31/99   (1)     9.0000%                  0  (1)
  Marietta, GA

Pinhook Plaza                   Phase III         3,381,382           01/01/00   (2)     9.8750%            396,072
  Lafayette, LA

Macland Pointe                                    3,613,921           02/01/00   (2)     7.7500%            362,558
  Marietta, GA

Thomasville Commons                               5,423,548           06/01/02   (2)     9.6250%            583,303
  Thomasville, NC

Town & Country                                    2,190,432           12/01/02   (2)     7.6500%            214,169
  Kissimmee, FL

Elmwood Oaks                                      7,500,000           06/01/05           8.3750%            628,125  (3)
  Harahan, LA

North Village Center                              2,382,018  (4)      03/15/09           8.1250%            343,171
  North Myrtle Beach, SC

Tamarac Town Square                  (9)          6,530,912           10/01/09   (2)     9.1875%            651,411
  Tamarac, FL

Spalding Village                                 11,376,690           09/01/10   (2)     8.1940%            932,206  (5)
  Griffin, GA

Charlotte Square                     (9)          3,860,904           02/01/11   (2)     9.1875%            393,767
  Port Charlotte, FL

Riverside Square                     (9)          8,095,969           03/01/12   (2)     9.1875%            807,514
  Coral Springs, FL

Village at Northshore                             5,251,033           07/01/13   (6)     9.0000%            647,803
  Slidell, LA

Treasure Coast                       (9)          5,879,456           04/01/15           8.0000%            646,003
  Vero Beach, FL

Shoppes of Silverlakes                            3,396,975           07/01/15           7.7500%            364,500
  Pembroke Pines, FL

Grassland Crossing                                6,610,717           12/01/16   (2)     7.8650%            622,524
   Alpharetta, GA

Mableton Crossing                                 4,500,000           08/15/18   (2)     6.8500%            308,250  (7)
  Mableton, GA
                                                -----------                                              ----------

                                                 80,618,957                                              $7,901,376
                                                                                                         ==========

Interest Premium (8)                              1,595,895
                                                -----------

                                                $82,214,852
                                                ===========


NOTES:

  (1) Accrued and unpaid interest and the outstanding principal paid at maturity 01/31/99.

  (2)    Balloon payment at maturity.

  (3)    Interest only. Entire principal due at maturity.

  (4) Although the Company is a partner or joint venturer in this investment, 100% of the mortgage note payable is recorded for financial reporting purposes.

  (5) Interest only through 09/01/00; then principal and interest of $1,158,448 annually for the last 10 years.

  (6)    Callable anytime after 07/30/03.

  (7) Interest only through 08/15/99; then principal and interest of $376,509 annually for remainder of term.

  (8) For financial reporting purposes, mortgage indebtedness is valued assuming current interest rates at the date of acquisition.

  (9)    Ownership through IRT Partners L.P.

VI. SHOPPING CENTER ACQUISITIONS
(THOUSANDS, EXCEPT SQUARE FOOTAGE)

                                                                           Total            OP Units
  Date                                                       Rentable     Initial   Cash     Issued
Acquired        Property Name           City, State           Sq Ft        Cost     Paid    by LP (1) Mortgage (2) Principal Tenants
------------------------------------------------------------------------------------------------------------------------------------

01/13/98     Town & Country            Kissimmee, FL            71,283     $ 4,265  $ 2,033             $ 2,232      Albertson's

03/12/98     Spring Valley Commons     Columbia, SC             75,415       6,104    6,104                            Bi-Lo
                                                                                                                    Eckerd Drugs

03/31/98     Daniel Village            Augusta, GA             164,451      12,245   12,245                            Bi-Lo
                                                                                                                    Eckerd Drugs

06/11/98     Mableton Crossing         Mableton, GA             86,819       8,170    3,670               4,500 (3)    Kroger

08/01/98     Charlotte Square          Port Charlotte, FL       96,188       6,006      159     1,637     4,210        Publix

08/01/98     Riverside Square          Coral Springs, FL       103,241      13,025      316     3,846     8,863        Publix
                                                                                                                    Eckerd Drugs

08/01/98     Tamarac Town Square       Tamarac, FL             123,385      10,652      678     2,882     7,092        Publix
                                                                                                                    Eckerd Drugs

08/25/98     Treasure Coast            Vero Beach, FL          133,781      11,094    5,157               5,937      Winn-Dixie
                                                                                                                        TJX

12/10/98     Bay Pointe Plaza          St. Petersburg, FL       97,390       6,388    6,388                            Publix
                                                                                                                    Eckerd Drugs
                                                               ------------------------------------------------

                                                               951,953     $77,949  $36,750     8,365   $32,834
                                                               ================================================

(1) Value of OP Units determined based on value of common stock on date of acquisition.
(2) Mortgage assumed from previous owner unless otherwise noted (see Table V, Mortgage Indebtedness).
(3) Mortgage placed on property in August 1998.

VII. PROPERTY ACQUIRED THROUGH FORECLOSURE
(IN THOUSANDS, EXCEPT SQUARE FOOTAGE)

                                                                               Net Book
   Date                                                                          Value              Property
Foreclosed         Property Name               City, State    Sq Ft/Units   at Foreclosure            Type         Principal Tenants
------------------------------------------------------------------------------------------------------------------------------------

02/18/1998   Spanish Quarter Apartments (1)   Montgomery, AL   276 Units    $        4,478        Apartments       N/A

08/31/1998   Walton Plaza (2)                 Augusta, GA         43,460             3,157        Shopping Center  Harris Teeter

                                                                            --------------

                                                                            $        7,635
                                                                            ==============

(1) Property sold August 14, 1998. See 1998 Property Dispositions table.
(2) Property acquired by deed in lieu of foreclosure.

VIII. PROPERTY DISPOSITIONS
(IN THOUSANDS, EXCEPT SQUARE FOOTAGE)

   Date                                                        Sales      Cash     Financial   Property
   Sold      Property Name      City, State     Sq Ft/Units    Price    Proceeds     Gain        Type        Principal Tenants
------------------------------------------------------------------------------------------------------------------------------
06/30/1998  Plasti-Kote        Medina, OH           41,000     $  827   $  825     $  744      Industrial   Plasti-Kote Co., Inc.

08/14/1998  Spanish Quarter
            Apartments (1)     Montgomery, AL    276 Units      5,100    4,806        469      Apartments   N/A

                                                               --------------------------

                                                               $5,927   $5,631     $1,213
                                                               ==========================


(1) Property acquired through foreclosure February 18, 1998. See Property Acquired Through Foreclosure table.

         Investment in Joint Ventures. During 1997, Capital Corporation entered into a co-development agreement for the development of a Kroger anchored shopping center in Decatur, Georgia. The project is being developed in two phases totaling approximately 140,000 square feet, not including two out parcels, at a total anticipated cost of approximately $14,100,000. The venture may require the Company to purchase the shopping center upon the completion of Phase I (which is now substantially completed) at cost or upon the completion of Phase II at the greater of cost or a 10.75% capitalization rate. It is anticipated that the Company will ultimately acquire the project upon completion.

         Capital Corporation was a 50% owner of a joint venture which purchased, in 1996, a 1.31 acre parcel of land located in Savannah, Georgia for development or sale. The Company had approximately $356,000 invested in this joint venture as of December 31, 1997. During March 1998, this parcel was sold for a total profit to the Company of $54,000.

         Mortgage Investments. The Company obtained a deed in lieu of foreclosure to Walton Plaza, Augusta, Georgia on August 31, 1998. The principal outstanding on the mortgage at the time of foreclosure was $3,157,000. Walton Plaza is a 43,640 square foot shopping center, the anchor tenant of which is a Harris Teeter Supermarket that closed but is obligated to pay rent through March, 2011. Both the Company and Harris Teeter are actively seeking a replacement tenant.

         Mortgage Indebtedness. During 1998, the Company a) repaid at maturity a $2,224,000 mortgage bearing interest at 11%, b) prepaid two mortgages aggregating $3,525,000 bearing interest at 9.875%, resulting in a $35,000 loss on extinguishment of debt, c) prepaid a $2,175,000 mortgage bearing interest at 10.25%, resulting in a $22,000 loss on extinguishment of debt, d) prepaid a $543,000 mortgage bearing interest at 8.25% and e) repaid a $625,000 installment of a $1,250,000 purchase note bearing interest at 9%.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings of which the Company is aware involving the Company, its subsidiaries or its properties.

Item 4.  Submission of Matters to a Vote of Securityholders.

         Not applicable.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Securityholder Matters.

a) The following table shows the high and low sale prices for the Company's common stock, as reported on the New York Stock Exchange for the periods indicated.


                  1998                                      High          Low
                  ----                                      ----          ---
                  First Quarter                            $12.31       $11.25
                  Second Quarter                            12.06        10.19
                  Third Quarter                             11.50         8.38
                  Fourth Quarter                            10.50         8.81

                  1997
                  ----
                  First Quarter                            $12.13       $10.63
                  Second Quarter                            12.00        10.63
                  Third Quarter                             13.00        11.63
                  Fourth Quarter                            12.94        11.13

b)       Approximate number of Equity Securityholders.

                                                Approximate Number of Record
                  Title of Class                Holders at March 19, 1999
                  --------------                -------------------------
                  Shares of Common Stock                   3,000
                     $1 Par Value

c) The Company paid quarterly cash dividends per share of common stock during the years 1997 and 1998 as follows:




                                                    Cash Dividends
                  1998                                  Paid
                  ----                              --------------
                  First Quarter                         $ .225
                  Second Quarter                          .230
                  Third Quarter                           .230
                  Fourth Quarter                          .230

                  1997
                  ----
                  First Quarter                         $ .225
                  Second Quarter                          .225
                  Third Quarter                           .225
                  Fourth Quarter                          .225

                  IRT has paid 84 consecutive quarterly dividends. The current annualized dividend rate is $.92. The Company does not foresee any restrictions upon its ability to continue its dividend payment policy of distributing at least the 95% of its otherwise taxable ordinary income required for qualification as a REIT.

Item 6.  Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                         December 31,
                                                           ------------------------------------------------------------------------
As of or for the years ended                                   1998            1997          1996            1995          1994
                                                               ----            ----          ----            ----          ----

Gross revenues                                             $ 79,869,711   $ 67,117,835   $ 60,233,422   $ 60,196,247   $ 49,202,144
                                                           ============   ============   ============   ============   ============

Earnings from operations                                   $ 24,690,370   $ 22,215,863   $ 15,602,112   $ 15,550,026   $ 12,788,923
Minority interest of unitholders in operating partnership      (261,764)            --             --             --             --
(Loss) gain on real estate investments                        1,213,090      3,896,817      1,232,092        173,025     (3,825,418)
                                                           ------------   ------------   ------------   ------------   ------------

  Earnings before extraordinary items                        25,641,696     26,112,680     16,834,204     15,723,051      8,963,505

Extraordinary items:
  (Loss) gain on extinguishment of debt                         (57,003)            --        (16,500)      (137,260)     3,748,095
                                                           ------------   ------------   ------------   ------------   ------------

         Net earnings                                      $ 25,584,693   $ 26,112,680   $ 16,817,704   $ 15,585,791   $ 12,711,600
                                                           ============   ============   ============   ============   ============


Per share (basic and diluted):

  Earnings before extraordinary items                      $        .78   $        .82   $        .65   $        .61   $        .35
  Extraordinary items                                                --             --             --             --            .15
                                                           ------------   ------------   ------------   ------------   ------------

         Net earnings                                      $        .78   $        .82   $        .65   $        .61   $        .50
                                                           ============   ============   ============   ============   ============

  Dividends paid                                           $       .915   $        .90   $        .90   $       .885   $        .84
                                                           ============   ============   ============   ============   ============

Federal income tax status of dividends
  paid to shareholders:
    Ordinary income                                        $       .787   $        .73   $        .47   $       .635   $        .72
    Capital gain                                                   .054            .08             --             --            .04
    Return of capital                                              .074            .09            .43           .250            .08
                                                           ------------   ------------   ------------   ------------   ------------

                                                           $       .915   $        .90   $        .90   $       .885   $        .84
                                                           ============   ============   ============   ============   ============

Weighted average shares outstanding
  Basic                                                      32,940,399     31,867,743     25,749,860     25,590,129     25,349,303
                                                           ============   ============   ============   ============   ============
  Diluted                                                    33,304,588     31,921,212     25,754,941     25,595,130     25,351,936
                                                           ============   ============   ============   ============   ============


Total assets                                               $562,258,903   $498,152,798   $437,694,691   $427,398,018   $428,579,355
                                                           ============   ============   ============   ============   ============

Indebtedness:
  Mortgage notes payable                                   $ 82,214,852   $ 59,558,650   $ 84,000,628   $ 99,188,181   $105,107,084
  7.30% convertible subordinated debentures                  23,275,000     28,453,000     84,905,000     84,905,000     86,250,000
  Senior notes                                              124,595,045    124,535,765     49,929,110             --             --
  Indebtedness to banks                                      51,500,000     14,400,000     15,000,000     36,000,000     26,000,000
                                                           ------------   ------------   ------------   ------------   ------------

                                                           $281,584,897   $226,947,415   $233,834,738   $220,093,181   $217,357,084
                                                           ============   ============   ============   ============   ============


Shareholders' equity                                       $262,773,214   $259,676,155   $193,354,922   $198,630,147   $203,038,464
                                                           ============   ============   ============   ============   ============

Other Data:
   Funds from operations (1)                               $ 38,117,585   $ 34,079,239   $ 26,388,787   $ 26,406,099   $ 21,342,209
   Assuming conversion of 7.30% debentures: (1)
     Funds from operations (1)                             $ 40,323,818   $ 36,542,758   $ 32,952,612   $ 32,982,552
     Weighted average shares                                 35,462,595     34,765,758     33,302,052     33,161,751
   Net Cash Flows from (used in) -
        Operating activities                               $ 36,785,445   $ 34,792,210   $ 27,751,020   $ 25,946,987   $ 22,511,731
        Investing activities                               $(39,586,620)  $(60,273,355)  $(15,659,704)  $ (7,769,022)  $(99,052,456)
        Financing activities                               $  2,869,604   $ 22,582,152   $ (8,933,374)  $(20,002,953)  $   (247,587)



 (1) The Company defines funds from operations, consistent with the NAREIT definition, as net income before gains(losses) on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Conversion of the 7.30% convertible debentures is dilutive and therefore assumed for 1998, 1997, 1996 and 1995. Management believes funds from operations should be considered along with, but not as an alternative to , net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. See Item 7.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Changes in Financial Condition. During 1998, the Company utilized funds of:

         1) $77,280,000 for the acquisition of nine shopping center investments, consisting of cash of $36,610,000, OP Units valued at $9,462,000 and mortgage debt of $31,208,000 secured by six of the centers,

         2)       $9,100,000 to repay six mortgage notes payable.

These transactions were funded with cash proceeds of $5,631,000 on the sale of an industrial investment and an apartment complex, the Company's revolving credit facility and internally generated funds. Additionally, during 1998, $5,178,000 of the Company's 7.3% convertible subordinated debentures (the "Convertible Debentures") were converted into 460,263 shares of common stock at $11.25 per share.

         During 1997, the Company utilized funds of:

         1) $79,596,000 for the acquisition of nine shopping center investments,

         2) Approximately $38,224,000 in cash plus the issuance of 1,500,000 shares of common stock valued at $11.05 per share to repurchase $54,799,000 of its Convertible Debentures due August 15, 2003, and

         3) $34,676,000 to repay five mortgage notes payable at maturity.

These transactions were funded with approximately $49,534,000 of proceeds from the issuance of 4,653,747 shares of its common stock at $11.25 per share, net proceeds of approximately $73,817,000 from the issuance of $75,000,000 of senior notes due August 15, 2007, cash proceeds of approximately $6,077,000 from the sale of an apartment investment, cash proceeds of approximately $3,587,000 from the prepayment of a mortgage loan and internally generated funds, as well as the Company's revolving credit facility.

         Changes in Results of Operations. During 1998, rental income from the Company's core portfolio of shopping center investments increased approximately $736,000 despite a $190,000 reduction in rental income due to a tenant bankruptcy during 1998. The increase in the Company's core portfolio income was offset by a decrease of approximately $1,198,000 due to two investments sold during the fourth quarter of 1997 and one investment sold during the second quarter of 1998 and was supplemented by approximately $10,213,000 of income earned from nine shopping center investments acquired in each of 1997 and 1998.

         During 1997, rental income from the Company's core portfolio of shopping center investments increased $1,634,000. This increase includes $525,000 of additional income earned from two property expansions completed during 1996 despite a $112,000 reduction in rental income due to a tenant bankruptcy during 1997. The increase in the Company's core portfolio income was offset by a decrease of $257,000 due to one investment sold during the first quarter of 1996 and two investments sold during the fourth quarter of 1997 and was supplemented by $5,913,000 of income earned from two shopping center investments acquired in 1996 and nine shopping center investments acquired during 1997.

         The percentage leased of the Company's shopping center investments was 94%, 96% and 94% in 1996, 1997 and 1998, respectively. Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled $586,000, $649,000 and $776,000 in 1996, 1997 and 1998, respectively.

         Interest income in 1998 decreased primarily due to decreases of approximately $110,000 on short-term money market investments, $518,000 on the wrap-around mortgage secured by Spanish Quarter Apartments (the borrower defaulted under this mortgage and the Company acquired title through foreclosure of this property in February 1998 and subsequently sold this property in August
1998), $110,000 on the Walton Plaza Shopping Center mortgage (the borrower defaulted under this mortgage and the Company obtained title by deed in lieu of foreclosure in August 1998), and $251,000 on the mortgage secured by Valley West Mall that was paid in full in 1997.

         The decrease in interest income during 1997 was primarily due to decreases of $62,000 on short-term money market investments and $54,000 on the wrap-around mortgage secured by Spanish Quarter Apartments. These decreases were partially offset by interest income earned on purchase-money mortgages taken back on the sales of two investments in December 1996.

         The decrease in interest income on direct financing leases in 1997 was due to the sale of two Wal-Mart investments in December 1996.

         Operating expenses related to the Company's core portfolio of real estate investments increased $850,000 during 1998. This increase was offset by a decrease of approximately $527,000 due to the sale of three investments during 1997 and 1998. Additionally, operating expenses increased $2,835,000 due to the purchase of nine shopping centers in both 1998 and 1997, $344,000 due to the foreclosure on two properties in 1998, and $366,000 due to the properties under redevelopment in 1998, one of which was acquired in December 1997.

         Operating expenses related to the Company's core portfolio of real estate investments increased $657,000 during 1997. This increase was offset by a decrease of approximately $5,000 incurred on three investments sold during 1996 and 1997. Additionally, $1,310,000 of operating expenses in 1997 were attributed to the two shopping center investments acquired in late 1996 and the nine shopping center investments acquired during 1997.

         The net decrease in interest expense on mortgages in 1998 was primarily due to the repayment of various mortgages during 1997 and 1998. During 1998, the Company a) repaid at maturity a $2,224,000 mortgage bearing interest at 11%,
b) prepaid two mortgages aggregating $3,525,000 bearing interest at 9.875%, resulting in a $35,000 loss on extinguishment of debt, c) prepaid a $2,175,000 mortgage bearing interest at 10.25%, resulting in a $22,000 loss on extinguishment of debt, d) prepaid a $543,000 mortgage bearing interest at 8.25% and e) repaid a $625,000 installment of a $1,250,000 purchase note bearing interest at 9%. The decrease was offset by the assumption of a $2,232,000 mortgage bearing interest at 7.65% upon the acquisition of Town & Country Shopping Center in January 1998, the assumption of three mortgages for a combined amount of $20,083,000 bearing interest at 9.1875% upon the acquisition of Charlotte Square, Riverside Square and Tamarac Square in August 1998 (these mortgages were discounted to 8% for financial reporting purposes), the assumption of a $5,937,000 mortgage bearing interest at 8% upon the acquisition of Treasure Coast Shopping Center in August 1998 and the placement of a $4,500,000 mortgage on Mableton Crossing in August 1998 (Mableton was acquired without debt in June 1998).

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

         Interest on the Convertible Debentures decreased in 1998 due to the repurchase of $54,799,000 of debentures in January 1997, the conversion of $1,653,000 of debentures during 1997 and the conversion of $5,178,000 of debentures in the first quarter of 1998.

         Interest on the Convertible Debentures decreased in 1997 due to the repurchase of $54,799,000 of debentures in January 1997 and the conversion of $1,653,000 of debentures during 1997.

         Interest on 7.45% senior notes increased in 1997 due to the issuance in March 1996 of $50 million of 7.45% senior notes due April 2001.

         The increase in interest on 7.25% senior notes in 1998 was due to the issuance in August 1997 of $75 million of 7.25% senior notes due August 2007.

         The Company had average borrowings under its revolving term loan of $35,211,000, $14,165,000 and $11,750,000 during 1998, 1997 and 1996, respectively, which resulted in increased interest on bank debt during 1998 and 1997. In addition, the Company incurred commitment fees of $160,110, $212,000 and $221,000 during 1998, 1997 and 1996, respectively, based on the aggregate unused portion of the commitment. The Company's revolving term loan commitment increased to $100,000,000 from $50,000,000 in December 1995. The interest rate on the $50 million secured revolver was, at the option of the Company, either prime or 1.25% over LIBOR. The $50 million revolver was replaced December 15, 1995 with a $100 million unsecured revolver with an interest rate, at the option of the Company, of either LIBOR plus an Applicable Margin or prime. The current Applicable Margin for LIBOR borrowings is 1.25%. See Note 11 to the consolidated financial statements for a description of the reduction in the Applicable Margin charged on LIBOR borrowings and the change in the commitment fee payable under the Company's unsecured revolving term loan effective July 1, 1997.

         The increase in depreciation expense in 1998 was primarily due to the eighteen shopping center investments acquired during 1997 and 1998.

         The increase in depreciation expense in 1997 was primarily due to the eleven shopping center investments acquired during 1996 and 1997.

         Amortization of debt costs decreased in 1998 and 1997 due to the repurchase of $54,799,000 of Convertible Debentures in January

1997, the conversion of $1,653,000 of Convertible Debentures during 1997 and the conversion of $5,178,000 of Convertible Debentures in the first quarter of 1998. This decrease was partially offset by the amortization of costs associated with the issuance of $75 million of 7.25% senior notes in August 1997.

         The increase in general and administrative expenses in 1998 was primarily due to increased employment related costs which included the implementation of the Incentive Compensation Plan. General and Administrative expenses also include $358,000 in merger related expenses for a merger that was not consummated.

         The decrease in general and administrative expenses in 1997 was primarily due to decreases in employee benefit costs. In addition, the Company has a policy of allocating management fees to operating expenses of real estate investments with a resultant offset in general and administrative expenses. The management and leasing of the eleven centers acquired during 1996 and 1997 is being accomplished without additions to the Company's personnel, and, as such, the management fee allocation for these acquisitions has resulted in a decrease in general and administrative expenses.

         The amount of gains recognized on sales of investments have fluctuated and in the future may continue to fluctuate depending upon sales activity in any given year. During 1998, 1997 and 1996, the Company recognized gains on sales of properties of $1,213,000, $3,897,000 and $1,232,000, respectively.

         During 1998, the Company prepaid three mortgages for total of $5,700,000 and recognized an extraordinary loss of $57,000 on the early extinguishment of debt.

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

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for 1998, 1997 and 1996:

                                           1998               1997               1996
                                      ------------       ------------       ------------
Net earnings                          $ 25,584,693       $ 26,112,680       $ 16,817,704

  Gain on real estate
    investments                         (1,213,090)        (3,896,817)        (1,232,092)
  Loss on extinguishment of debt            57,003                  -             16,500
  Depreciation*                         12,833,290         11,453,460         10,310,344
  Amortization of capitalized
    leasing fees*                          349,977            288,152            249,292
  Amortization of capitalized
    leasing income                         132,355            121,764            227,039
  Nonrecurring merger expenses             373,357                  -                  -
                                      ------------       ------------       ------------

  Funds from operations                 38,117,585         34,079,239         26,388,787

  Interest on convertible
    debentures                           1,754,274          2,325,020          6,198,065
  Amortization of convertible
    debenture costs                        103,709            138,499            365,760
  Amounts attributed to
    minority interests                     357,250                  -                  -
                                      ------------       ------------       ------------

  Fully diluted funds from
    operations                        $ 40,323,818       $ 36,542,758       $ 32,952,612
                                      ============       ============       ============

  Applicable weighted average
    shares                              35,462,594         34,765,758         33,302,052
                                      ============       ============       ============


* net of amounts attributed to minority interest

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during 1998, 1997 and 1996:

                               1998            1997            1996
                           ----------      ----------      ----------
Tenant improvements:
  Shopping centers         $1,014,078      $  974,024      $  812,248
  Industrial                   16,967           9,391         464,469
                           ----------      ----------      ----------
    Total tenant
      improvements          1,031,045         983,415       1,276,717
                           ----------      ----------      ----------

Capital expenditures:
  Shopping centers          2,114,013       1,044,469       1,030,650
  Apartment                         0          97,338         537,616
  Industrial                  130,508          34,531         158,072
                           ----------      ----------      ----------
    Total capital
      expenditures          2,244,521       1,176,338       1,726,338
                           ----------      ----------      ----------
Total improvements         $3,275,566      $2,159,753      $3,003,055
                           ==========      ==========      ==========

Leasing fees               $  532,102      $  268,122      $  350,989
                           ==========      ==========      ==========


         Liquidity and Capital Resources. In 1998 and 1997, the Company's dividends, mortgage amortization payments and capital improvements were funded primarily by funds from operations and also through supplemental funding from available cash investments, bank borrowings and other sources. The Company believes that dividends, mortgage amortization payments and necessary capital improvements will continue to be funded primarily by funds from operations. Other planned activities, including property acquisitions, certain capital improvement programs and debt repayments are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties, the issuance of OP Units and public or private offerings of stock or debt.

         For a description of the Company's mortgage debt, reference is made to Table V in Item 2 hereof and to Note 8 to the consolidated financial statements included as a part of this report. For a description of commitments and contingencies, reference is made to Notes 17 and 18 to the consolidated financial statements included as a part of this report.

         For additional information on the outstanding debentures and senior notes, reference is made to Note 9 and Note 10 to the consolidated financial statements included as a part of this report.

         In May 1998, the Company filed a shelf registration statement covering up to $300 million of common stock, preferred stock, depositary shares and warrants. The Company intends to use the net proceeds of any offerings under such shelf registration for general corporate purposes, which may include, without limitation, repayment of maturing obligations, redemption of outstanding indebtedness or other securities, financing future acquisitions and for working capital. As of December 31, 1998, there had been no issuances of securities in connection with such shelf registration statement.

         On December 15, 1995, the Company entered into a $100,000,000 unsecured revolving term loan maturing January 4, 1999, subject to extension. The maturity date is currently January 4, 2001. The interest rate is, at the option of the Company, either prime, fluctuating daily or LIBOR plus the "Applicable Margin" (currently 1.25%), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. As of December 31, 1998 and 1997, the borrowings under this credit facility totaled $51,500,000 and $14,400,000, respectively. For additional information on this revolving term loan, reference is made to Note 11 to the consolidated financial statements included as a part of this report.

         In connection with the Company's formation of LP and its proposed operations, the Company's senior bank creditors requested that LP guarantee the Company's indebtedness under the Company's existing unsecured revolving term loan. As a result, the Company and its bank creditors entered into an Amended and Restated Loan Agreement as of September 9, 1998 (the "Amended and Restated Agreement"). Under the terms of the Amended and Restated Agreement, (i) LP, Capital Corporation and IRTAL guaranteed the Company's indebtedness, (ii) the maturity of the revolving term loan has been extended, and (iii) certain financial ratios have been modified.

         The Company's Dividend Reinvestment Plan allowed shareholders to elect to reinvest all or a portion of their distributions in newly issued shares of common stock of the Company at 95% of the market price of the shares. This plan was amended in July 1998 to eliminate the discount. During 1998, 1997 and 1996, the Company received net proceeds under this plan of $1,739,000, $2,864,000 and $1,024,000, respectively.

         Inflation and Economic Factors. The effects of inflation upon the Company's results of operations and investment portfolio are varied. From the standpoint of revenues, inflation has the dual effect of both increasing the tenant revenues upon which percentage rentals are based and allowing increased fixed rentals as rental rates rise generally to reflect higher construction costs on new properties. This positive effect is partially offset by increasing operating expenses, but usually not to the extent of the increases in revenues.

         Environmental Factors. During 1996, the Company discovered that releases of petroleum products had occurred at and around a garage facility previously operated by a former tenant at the Company's Charlotte, North Carolina industrial facility. The Company is continuing to evaluate the extent of the related contamination, and Company management is negotiating with the former tenant to obtain contribution for potential cleanup costs. At this time, the Company does not believe the cost of addressing these additional releases will have a material adverse effect on the Company's financial condition.

          Certain of the Company's properties have environmental concerns that have been or are being addressed. The Company maintains only limited insurance coverage for this type of environmental risk. Although no assurance can be given that Company properties will not be affected adversely in the future by environmental problems, the Company presently believes that there are no environmental matters that are reasonably likely to have a material adverse effect on the Company's financial position. See "Regulation."

         Recent Accounting Pronouncements. In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income) and its components. As of December 31, 1998 the Company had no items of other comprehensive income.

         In 1998 the Company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its senior management group.

         The Company owns and operates retail shopping centers in nine states in the southeast. Such shopping centers generate rental and other revenue through the leasing of shop spaces to a diverse base of tenants. The Company evaluates the performance of each of its shopping centers on an individual basis. However, because each of the shopping centers have similar economic characteristics and tenants, the shopping centers have been aggregated into one reportable segment.

         In June 1998 SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" was issued establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivatives fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has never used derivative instruments or hedging activities.

         Year 2000 Readiness Disclosure. The Company has assessed the possible effects of the Year 2000 computer problem in connection with its technology investments and operations. Management currently believes the Company has limited exposure and expects the cost of addressing all Year 2000 issues to be less than $30,000 in 1999. As part of its assessment, Company management evaluated Year 2000 compliance by those with which it does business and to date has not discovered any Year 2000 problem with significant counter parties that it believes are reasonably likely to have a material adverse effect upon the Company. Due to the nature of Year 2000 issues, the Company realizes that additional information can come to light at any time during the coming year and the Company intends to continue to monitor significant counterparties in the future in the event that circumstances change. Overall, however, even with Year 2000-related failures at major tenants, the Company believes that it can receive its rent payments via alternative methods of payment. However, no assurance can be given that potential Year 2000 problems at those companies with which the Company does business will not occur, and if these occur, consequences to the Company will not be material. Many of the Company's technology systems have already been certified as Year 2000 compliant. The Company designates each of the statements made by it herein as a Year 2000 Readiness Disclosure. Such statements are made pursuant to the Year 2000 Information and Readiness Disclosure Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         IRT's exposure to market risk for changes in interest rates relates primarily to its line of credit facility. IRT has no involvement with derivative financial instruments.

         The table below provides information about IRT's financial instruments that are sensitive to changes in interest rates or market conditions, including estimated fair values for IRT's interest rate sensitive liabilities as of December 31, 1998. As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider exposures which could arise after that date. Moreover, because there were no firm commitments to actually sell the obligations at fair value as of December 31, 1998, the information presented has limited predictive value. As a result, IRT's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and prevailing interest rates. Dollar amounts in the following table are in thousands.

                                                         Expected Maturity/Principal Repayment December 31,
                                     -------------------------------------------------------------------------------------------
                                     Nominal
                                     Interest                                                                   Total     Fair
                                       Rate   1999       2000      2001       2002      2003      Thereafter   Balance   Value
                                     -------- ----       ----      ----       ----      ----      ----------   -------   -------
Interest-Sensitive Liabilities:

   Lines of Credit Facilities-
      variable rate                   6.69%   $   --     $ --     $51,500     $ --     $    --     $    --     $51,500     $51,500

   7.3% Convertible
      Subordinated Debentures-
      fixed rate                       7.3%       --       --          --       --      23,275          --      23,275      22,286

   7.25% Senior Notes-
      fixed rate                      7.25%       --       --          --       --          --      75,000      75,000      74,633

   7.45% Senior Notes-
      fixed rate                      7.45%       --       --      50,000       --          --          --      50,000      49,962

Item 8.  Financial Statements and Supplementary Data.

                       IRT PROPERTY COMPANY & SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

Report of Independent Public Accountants                            40

Consolidated Balance Sheets -
  December 31, 1998 and 1997                                        41

Consolidated Statements of Earnings -
  For the Years Ended December 31, 1998,
  1997 and 1996                                                     42

Consolidated Statements of Changes
  in Shareholders' Equity - For the Years Ended
  December 31, 1998, 1997 and 1996                                  43

Consolidated Statements of Cash Flows -
  For the Years Ended December 31, 1998,
  1997 and 1996                                                     44

Notes to Consolidated Financial Statements -
  December 31, 1998, 1997 and 1996                                  45


Schedules:

III      Real Estate and Accumulated Depreciation                   64

IV       Mortgage Loans on Real Estate                              80

                    Report of Independent Public Accountants

To IRT Property Company:

         We have audited the accompanying consolidated balance sheets of IRT PROPERTY COMPANY (a Georgia corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRT Property Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                      ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 29, 1999

                       IRT PROPERTY COMPANY & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                         1998                1997
                                                                    -------------       -------------
ASSETS

Real estate investments:

  Rental properties                                                 $ 622,117,050       $ 537,160,220
  Accumulated depreciation                                            (74,942,576)        (62,526,989)
                                                                    -------------       -------------
                                                                      547,174,474         474,633,231
  Net investment in direct financing leases                             4,571,940           4,704,295
  Investment in joint venture                                                   -             355,832
  Mortgage loans, net                                                   1,097,175           9,321,205
                                                                    -------------       -------------

      Net real estate investments                                     552,843,589         489,014,563


Cash and cash equivalents                                                 343,778             275,349
Accrued interest receivable                                                58,954             528,094
Prepaid expenses and other assets                                       9,012,582           8,334,792
                                                                    -------------       -------------
                                                                    $ 562,258,903       $ 498,152,798
                                                                    =============       =============
LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:

  Mortgage notes payable, net                                       $  82,214,852       $  59,558,650
  7.30% convertible subordinated debentures, net                       23,275,000          28,453,000
  Senior notes, net                                                   124,595,045         124,535,765
  Indebtedness to banks                                                51,500,000          14,400,000
  Accrued interest                                                      3,612,186           3,754,984
  Accrued expenses and other liabilities                                6,464,504           6,718,749
  Deferred income taxes                                                         -           1,055,000
                                                                    -------------       -------------

      Total liabilities                                               291,661,587         238,476,148
                                                                    -------------       -------------

Commitments and Contingencies (Note 17 and Note 18)

Minority interest payable                                               7,824,101                 495

Shareholders' Equity:
  Common stock, $1 par value, 75,000,000 shares authorized;
    33,251,763 shares issued and outstanding in 1998 and
    32,385,664 shares in 1997                                          33,251,763          32,385,664
  Preferred stock, $1 par value, authorized 10,000,000 shares;
    none issued                                                                 -                   -
  Additional paid-in capital                                          272,974,700         263,786,165
  Deferred compensation/stock loans                                    (2,385,417)                  -
  Cumulative distributions in excess of net earnings                  (41,067,831)        (36,495,674)
                                                                    -------------       -------------
Total shareholders' equity                                            262,773,215         259,676,155
                                                                    -------------       -------------
                                                                    $ 562,258,903       $ 498,152,798
                                                                    =============       =============



   The accompanying notes are an integral part of these consolidated balance sheets.

                       IRT PROPERTY COMPANY & SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the Years Ended December 31, 1998, 1997 and 1996



                                                        1998              1997              1996
                                                    ------------       -----------      ------------
Revenues:
  Income from rental properties                     $ 78,937,147       $65,215,479      $ 57,925,659
  Interest income                                        362,659         1,330,080         1,388,733
  Interest on direct financing leases                    569,905           572,276           919,030
                                                    ------------       -----------      ------------

                                                      79,869,711        67,117,835        60,233,422
                                                    ------------       -----------      ------------
Expenses:
  Operating expenses of rental properties             17,944,408        14,075,505        12,113,108
  Interest on mortgages                                5,727,268         6,249,412         7,750,389
  Interest on debentures                               1,745,274         2,325,020         6,198,065
  Interest on senior notes                             9,221,781         5,796,718         2,798,433
  Interest on indebtedness to banks                    2,577,651         1,216,204         1,003,331
  Depreciation                                        12,925,299        11,453,460        10,310,344
  Amortization of debt costs                             436,988           422,606           595,604
  General & administrative                             4,654,693         3,363,047         3,862,036
                                                    ------------       -----------      ------------

      Total expenses                                  55,233,362        44,901,972        44,631,310
                                                    ------------       -----------      ------------
  Equity in income of joint venture                       54,021                 -                 -
                                                    ------------       -----------      ------------

      Income before minority interest, gain
       on sales of properties and
       extraordinary item                             24,690,370        22,215,863        15,602,112

Minority interest of unitholders in
  operating partnership                                 (261,764)                -                 -

Gain on sales of properties                            1,213,090         3,896,817         1,232,092
                                                    ------------       -----------      ------------
      Income before extraordinary item                25,641,696        26,112,680        16,834,204

Extraordinary item:
  Loss on extinguishment of debt                         (57,003)                -           (16,500)
                                                    ------------       -----------      ------------

      Net Earnings                                  $ 25,584,693       $26,112,680      $ 16,817,704
                                                    ============       ===========      ============


Per Share (Note 12):

  Basic                                             $       0.78       $      0.82      $       0.65
                                                    ============       ===========      ============
  Diluted                                           $       0.78       $      0.82      $       0.65
                                                    ============       ===========      ============
Weighted average number of shares outstanding:

  Basic                                               32,940,399        31,867,743        25,749,860
                                                    ============       ===========      ============
  Diluted                                             33,304,588        31,921,212        25,754,941
                                                    ============       ===========      ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       IRT PROPERTY COMPANY & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                                  Cumulative
                                                          Additional            Deferred         Distributions           Total
                                         Common            Paid-In             Compensation/      in Excess of        Shareholders'
                                         Stock              Capital             Stock Loans       Net Earnings            Equity
                                         -----              -------             -----------       ------------            ------
Balance at December 31, 1995           $25,689,002       $ 200,318,168              $    -        $(27,377,023)       $ 198,630,147

Net earnings                                     -                   -                   -          16,817,704           16,817,704

Dividends declared -
  $.90 per share                                 -                   -                   -         (23,166,404)         (23,166,404)

Issuance of shares under Dividend
  Reinvestment Plan, net                   112,561             911,734                   -                   -            1,024,295

Exercise of stock options                    2,400              16,063                   -                   -               18,463

Issuance of shares for the
  acquisition of properties                  3,339              27,378                   -                   -               30,717
                                       -----------       -------------        ------------        ------------        -------------
Balance at December 31, 1996            25,807,302         201,273,343                   -         (33,725,723)         193,354,922

Net Earnings                                     -                   -                   -          26,112,680           26,112,680

Dividends declared -
$.90 per share                                   -                   -                   -         (28,882,631)         (28,882,631)

Issuance of shares under Dividend
  Reinvestment Plan, net                   259,991           2,603,840                   -                   -            2,863,831

Conversion of debentures, net              146,921           1,463,540                   -                   -            1,610,461

Exercise of stock options, net              17,703              87,548                   -                   -              105,251

Issuance of common stock, net            4,653,747          44,880,749                   -                   -           49,534,496

Issuance of shares for the
acquisition of convertible
debentures, net                          1,500,000          13,477,145                   -                   -           14,977,145
                                       -----------       -------------        ------------        ------------        -------------
Balance at December 31, 1997            32,385,664         263,786,165                   -         (36,495,674)         259,676,155

Net earnings                                                                             -           25,584,693          25,584,693

Dividends declared -
$.915 per share                                                                          -          (30,156,850)        (30,156,850)
Issuance of shares under Dividend
  Reinvestment Plan, net                   163,505           1,575,853                   -                   -            1,739,358

Conversion of debentures, net              460,263           4,595,696                   -                   -            5,055,959

Exercise of stock options                    2,811              17,616                   -                   -               20,427

Issuance of restricted stock to
  employees                                119,760           1,130,240          (1,250,000)                  -                    -

Amortization of deferred
compensation                                     -                   -             114,583                   -              114,583

Issuance of shares subject to
 employee loans                            119,760           1,130,240          (1,250,000)                  -                    -

Adjustments for minority interest
 of unitholders in operating
partnership for issuance of
additional units                                 -             738,890                   -                   -              738,890
                                       -----------       -------------        ------------        ------------        -------------
Balance at December 31, 1998           $33,251,763       $ 272,974,700        $ (2,385,417)       $(41,067,831)       $ 262,773,215
                                       ===========       =============        ============        ============        =============


  The accompanying notes are an integral part of these consolidated financial statements.

                       IRT PROPERTY COMPANY & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                             1998                1997                1996
                                                         ------------        ------------        ------------
Cash flows from operating activities:
  Net earnings                                           $ 25,584,693        $ 26,112,680        $ 16,817,704
  Adjustments to reconcile earnings to net cash
    from operating activities:
      Depreciation                                         12,925,299          11,453,460          10,310,344
      Gain on sales of properties                          (1,213,090)         (3,896,817)         (1,232,092)
      Extraordinary loss on extinguishment of
        debt                                                   57,003                 -                16,500
      Minority interest expense                               261,764                 -                   -
      Amortization of deferred compensation                   114,583                 -                   -
      Amortization of debt costs and discount                 496,268             455,261             608,016
      Amortization of capital leasing income                  132,355             121,764             227,039
      Changes in accrued assets and liabilities:
        Decrease in accrued interest on
          debentures                                         (142,798)         (1,556,817)                -
        Increase in accrued interest on senior
          notes                                                   -             2,039,063             931,250
        Increase in interest receivable, prepaid
          expenses and other assets                        (1,112,206)           (478,335)           (839,832)
        (Decrease) increase in accrued expenses
          and other liabilities                              (318,426)            541,951             912,091
                                                         ------------        ------------        ------------
      Net cash flows from operating activities             36,785,445          34,792,210          27,751,020
                                                         ------------        ------------        ------------
Cash flows used in investing activities:
  Proceeds from sales of properties, net                    5,782,542           6,076,520           5,658,531
  Non-operating distributions from unconsolidated
    joint venture                                             355,832                 -                   -
  Additions to real estate investments, net               (45,749,013)        (70,211,190)        (21,079,093)
  Collections of mortgage loans, net                           24,019           3,861,315             116,690
  Contributions to joint venture                                  -                   -              (355,832)
                                                         ------------        ------------        ------------
      Net cash flows used in investing activities         (39,586,620)        (60,273,355)        (15,659,704)
                                                         ------------        ------------        ------------
Cash flows from (used in) financing activities:
  Cash dividends paid, net                                (28,417,492)        (26,018,800)        (22,142,109)
  Issuance of common stock, net                                   -            49,534,496                 -
  Exercise of stock options                                    20,427             105,251              18,463
  Principal amortization of mortgage notes
    payable                                                (1,083,812)         (1,146,359)         (1,238,802)
  Repayment of mortgage notes payable                      (9,092,919)        (34,840,154)        (13,948,751)
  Increase in mortgage notes payable                        4,400,446                 -                   -
  Increase (decrease) in bank indebtedness, net            37,100,000            (600,000)        (21,000,000)
  Issuance of senior notes, net                                   -            73,817,209          49,394,325
  Repurchase of 7.3% convertible subordinated
    debentures, net                                               -           (38,269,338)                -
  Cash in lieu of fractional shares on conversion
    of debentures                                                 (43)               (153)                -
  Extraordinary loss on extinguishment of debt                (57,003)                -               (16,500)
                                                         ------------        ------------        ------------
      Net cash flows from (used in) financing
        activities                                          2,869,604          22,582,152          (8,933,374)
                                                         ------------        ------------        ------------
Net increase (decrease) in cash and cash
  equivalents                                                  68,429          (2,898,993)          3,157,942

Cash and cash equivalents at beginning of year                275,349           3,174,342              16,400
                                                         ------------        ------------        ------------
Cash and cash equivalents at end of year                 $    343,778        $    275,349        $  3,174,342
                                                         ============        ============        ============


Supplemental disclosures of cash flow information:
-------------------------------------------------

   Total cash paid during the year for interest          $ 19,008,087        $ 15,517,788        $ 17,077,993
                                                         ============        ============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

                       IRT PROPERTY COMPANY & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                   (Unaudited with respect to square footage)

1.       ORGANIZATION AND NATURE OF OPERATIONS:

                  IRT Property Company ("The Company"), founded in 1969, is a self-administered and self-managed equity real estate investment trust ("REIT") which invests primarily in neighborhood and community shopping centers which are located in the Southeastern United States and are anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores. No one retailer accounts for more than 6.6% of the Company's gross revenues.

                  In 1998 IRT Partners L.P. ("LP"), a Georgia limited partnership, was formed to enhance the acquisition opportunities of IRT Property Company by offering potential sellers the ability to engage in tax-deferred sales in exchange for Operating Partnership Units ("OP Units") of LP which may be redeemable for shares of Company common stock. The Company serves as general partner of LP and has contributed 20 of its shopping centers and related assets and cash to LP in exchange for OP Units and partnership interests. As a result, the Company and one of its wholly-owned subsidiaries IRT Management Company ("Management Company") own approximately 92.5% of LP as of December 31, 1998, which is included in the Company's consolidated financial statements.

                  In 1997, IRT Alabama, Inc. ("IRTAL"), a wholly-owned subsidiary of the Company, was formed under the laws of Alabama. Upon its formation, IRTAL purchased Madison Centre in Huntsville, Alabama.

                  In 1996, IRT Capital Corporation ("Capital Corporation"), a taxable subsidiary of the Company, was formed under the laws of Georgia. This taxable subsidiary has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage. The Company holds 96% of the non-voting common stock and 1% of the voting common stock of Capital Corporation. The remaining voting common stock is currently held by a former member of the Board of Directors of IRT Property Company and an executive officer of the Company. Additionally, Capital Corporation is taxed as a regular corporation and not as a REIT.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Consolidation-

                  The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company, VW Mall, Inc. and IRT Alabama, Inc., and its affiliated subsidiary, LP. Intercompany transactions and balances have been eliminated in consolidation. The Company's investment in Capital Corporation has been accounted for under the equity method of accounting.

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

         Earnings Per Share-

                  Earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding consistent with the guidelines of Statement of Accounting Standards No. 128, "Earnings Per Share." See Note 12 for the required disclosures.

         Reclassification of Prior Year Amounts-

                  Certain items in the consolidated financial statements have been reclassified to conform with the 1998 presentation.

         Recent Accounting Pronouncements-

                  In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income) and its components. As of December 31, 1998 the Company had no items of other comprehensive income.

                  In 1998 the Company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its senior management group.

                  The Company owns and operates retail shopping centers in nine states in the southeast. Such shopping centers generate rental and other revenue through the leasing of shop spaces to a diverse base of tenants. The Company evaluates the performance of each of its shopping centers on an individual basis. However, because each of the shopping centers have similar economic characteristics and tenants, the shopping centers have been aggregated into one reportable segment.

                  In June 1998 SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" was issued establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivatives fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has never used derivative instruments or hedging activities.

         Income Taxes-

                  The Company has in past years elected to qualify, and intends to continue such election, to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code, as amended. In general terms, under such Code provisions a trust or corporation which, in any taxable year, meets certain requirements and distributes to its shareholders at least 95% of its taxable income will not be subject to Federal income tax. Additionally, Capital Corporation, formed to provide management and other services to third and related parties, is a separate taxable entity. The tax attributes of this entity are immaterial to the accompanying consolidated financial statements.

3.       PUBLIC OFFERINGS:

                  On January 14 and 22, 1997, the Company completed the offering of 4,653,747 shares of its common stock at $11.25 per share. The net proceeds from the offering totaled approximately $49,534,000.

                  On August 15, 1997, the Company issued $75,000,000 of 7.25% senior notes due August 15, 2007. The senior notes were issued at a discount of $426,000 which is being amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled approximately $73,817,000. For more information regarding these senior notes, see Note 10.

4.       RENTAL PROPERTIES:

                  Rental properties are comprised of the following:

                                                    December 31,
                                            -----------------------------
                                                1998              1997
                                                ----              ----
         Land covered by purchase-
           leaseback agreements            $    928,292      $    928,292

         Land related to buildings
           and improvements                 143,647,452       118,374,360

         Buildings & improvements           477,541,306       417,857,568
                                            -----------       -----------

                                           $622,117,050      $537,160,220
                                           ============      ============

                  Upon expiration of the leases for land covered by purchase-leaseback agreements, all improvements on the land will become the property of the Company.

                  The lessees of two of the leaseback purchase agreements have the option, subject to certain conditions, to repurchase the land. Such option prices are for amounts greater than the Company's carrying value of the related land.

                  Minimum base rentals on noncancellable operating leases for the Company's shopping center, industrial and land purchase-leaseback investments for the next five years and thereafter are as follows:

                           Year                               Amount
                           ----                               ------
                           1999                           $ 65,046,535
                           2000                             58,867,367
                           2001                             51,454,170
                           2002                             44,072,728
                           2003                             39,056,170
                           Thereafter                      255,113,495
                                                          ------------
                                                          $513,610,465
                                                          ============

       Shopping Center Acquisitions
       (in thousands, except square footage)

                                                                       Total              OP Units
   Date                                                 Rentable      Initial    Cash     Issued
 Acquired     Property Name        City, State           Sq Ft         Cost      Paid     by LP (1)  Mortgage (2) Principal Tenants
----------------------------------------------------------------------------------------------------------------------------------
01/13/98   Town & Country         Kissimmee, FL           71,283       $4,265   $ 2,033              $2,232         Albertson's

03/12/98   Spring Valley Commons  Columbia, SC            75,415        6,104     6,104                                Bi-Lo
                                                                                                                    Eckerd Drugs

03/31/98   Daniel Village         Augusta, GA            164,451       12,245    12,245                                Bi-Lo
                                                                                                                    Eckerd Drugs

06/11/98   Mableton Crossing      Mableton, GA            86,819        8,170     3,670               4,500 (3)        Kroger

08/01/98   Charlotte Square       Port Charlotte, FL      96,188        6,006       159    1,637      4,210            Publix

08/01/98   Riverside Square       Coral Springs, FL      103,241       13,025       316    3,846      8,863            Publix
                                                                                                                    Eckerd Drugs

08/01/98   Tamarac Town Square    Tamarac, FL            123,385       10,652       678    2,882      7,092            Publix
                                                                                                                    Eckerd Drugs

08/25/98   Treasure Coast         Vero Beach, FL         133,781       11,094     5,157               5,937         Winn-Dixie
                                                                                                                        TJX

12/10/98   Bay Pointe Plaza       St. Petersburg, FL      97,390        6,388     6,388                                Publix
                                                                                                                    Eckerd Drugs
                                                         --------------------------------------------------
                                                         951,953      $77,949   $36,750    8,365    $32,834
                                                         ==================================================


(1) Value of OP Units determined based on value of common stock on date of acquisition.
(2)  Mortgage assumed from previous owner unless otherwise noted.
(3)  Mortgage placed on property in August 1998.



        Property Acquired through Foreclosure
        (in thousands, except square footage)

                                                                                 Net Book
   Date                                                                            Value           Property
 Foreclosed       Property Name              City, State       Sq Ft/Units     at Foreclosure        Type          Principal Tenants
------------------------------------------------------------------------------------------------------------------------------------
02/18/98    Spanish Quarter Apartments (1)    Montgomery, AL      276 Units       $  4,478          Apartments             N/A

08/31/98    Walton Plaza (2)                  Augusta, GA         43,460             3,157          Shopping Center    Harris Teeter
                                                                                  --------
                                                                                  $  7,635
                                                                                  ========

(1) Property sold August 14, 1998.  See Property Dispositions table.
(2) Property acquired by deed in lieu of foreclosure.





       Property Dispositions
       (in thousands, except square footage)

 Date                                                        Sales     Cash      Financial   Property
 Sold      Property Name       City, State    Sq Ft/Units    Price    Proceeds     Gain         Type      Principal Tenants
-----------------------------------------------------------------------------------------------------------------------------
06/30/98  Plasti-Kote           Medina, OH      41,000       $  827    $   825   $  744     Industrial    Plasti-Kote Co., Inc.

08/14/98  Spanish Quarter
          Apartments (1)        Montgomery, AL 276 Units      5,100      4,806      469     Apartments    N/A

                                                              --------------------------
                                                             $5,927    $ 5,631   $ 1,213
                                                              ==========================

(1) Property acquired through foreclosure February 18, 1998. See Property Acquired Through Foreclosure table.

5.       NET INVESTMENT IN DIRECT FINANCING LEASES:

                  As of December 31, 1998, two retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $332,850 plus percentage rentals of 1% of gross sales in excess of the tenant's actual sales for its fiscal year ended January 31, 1990. Rental income from these leases totaled $399,503, $381,414 and $376,639 in 1998,1997 and 1996 respectively .

                  The Company acquired ten branch bank buildings in a 1984 merger. These facilities are leased to The Old Phoenix National Bank at a total annual rental of $313,049.

                  Of the total rental income on direct financing leases, $132,355, $121,764 and $227,039 were recorded as amortization of capitalized leasing income in 1998, 1997 and 1996, respectively.

                  The Company is to receive minimum lease payments of $645,899 per year during 1999 through 2003 and a total of $5,253,386 thereafter through the remaining lease terms.

6.       INVESTMENT IN JOINT VENTURE:

                  Capital Corporation was a 50% owner of a joint venture which purchased a 1.31 acre parcel of land located in Savannah, Georgia, for development or sale. The Company had approximately $356,000 invested in this joint venture as of December 31, 1997. In March 1998, this parcel was sold for a total sales price of $464,000. The Company recognized equity in income from the joint venture of approximately $54,000.

7.       MORTGAGE LOANS:

                  The Company's investments in mortgage loans, all of which are secured by real estate investments, are summarized by type of loan at December 31, 1998 and 1997, as follows:

                  Based on current rates at which similar loans would be made, the estimated fair value of mortgage loans was approximately $1,160,000 and $9,394,000 at December 31, 1998 and 1997, respectively.



                                           1998                       1997
                                  ----------------------      ----------------------
                                   Number       Amount         Number      Amount
                                  of Loans   Outstanding      of Loans  Outstanding
                                  --------   -----------      --------  ------------
First mortgage                       1        $  114,009          2       $3,283,231
Mortgage
 participation                       1            23,585          1           25,753
Wrap-around
 mortgage                            -                 -          1        5,212,708
Second mortgage                      2         1,000,000          2        1,000,000
                                    --        ----------         --       ----------
                                     4         1,137,594          6        9,521,692

Less-Interest
 discounts and
 negative
 goodwill                            -           (40,419)         -         (200,487)
                                    --        ----------         --       ----------

Mortgage
 loans, net                          4        $1,097,175          6       $9,321,205
                                    --        ----------         --       ----------

     During the fourth quarter of 1997, the borrower under the Spanish Quarter Apartments wrap around mortgage loan defaulted under the terms of the mortgage, and on February 18, 1998, the Company obtained title to the property through foreclosure. On August 14, 1998, the Company sold Spanish Quarter Apartments for approximately $5,100,000. The Company received net cash proceeds from the sale of approximately $4,806,000 and recognized a gain, net of deferred income tax, of approximately $469,000 for financial reporting purposes.

     On August 1, 1998, the borrower under the Walton Plaza first mortgage defaulted under the terms of the mortgage and on August 31, 1998, the Company obtained title to Walton Plaza through a deed in lieu of foreclosure. Management believes that the market value of the property equals or exceeds the net carrying value of the wrap-around mortgage.

     Annual principal payments applicable to mortgage loan investments in the next five years and thereafter are as follows:


                              Year                   Amount
                             ------               ----------
                              1999                $1,005,976
                              2000                     6,805
                              2001                     7,719
                              2002                     8,724
                              2003                     9,828
                              Thereafter              58,123
                                                  ----------
                                                  $1,097,175
                                                  ==========

     Based on current rates at which similar loans would be made, the estimated fair value of mortgage loans was approximately $1,160,000 and $9,394,000 at December 31, 1998 and 1997, respectively.


8.       MORTGAGE NOTES PAYABLE:

                  Mortgage notes payable are collateralized by various real estate investments having a net carrying value of approximately $131,784,000 as of December 31, 1998. These notes have stated interest rates ranging from 6.85% to 9.875% and are due in monthly installments with maturity dates ranging from 1999 to 2018.

                  During 1998, the Company a) repaid at maturity a $2,224,000 mortgage bearing interest at 11%, b) prepaid two mortgages aggregating $3,525,000 bearing interest at 9.875%, resulting in a $35,000 extraordinary loss on extinguishment of debt, c) prepaid a $2,175,000 mortgage bearing interest at 10.25%, resulting in a $22,000 extraordinary loss on extinguishment of debt and d) prepaid a $543,000 mortgage bearing interest at 8.25% and e) repaid a $625,000 installment of a $1,250,000 purchase note bearing interest at 9%.

                  Principal amortization and balloon payments applicable to mortgage notes payable in the next five years and thereafter are as follows:

                                     Principal       Balloon
                  Year             Amortization      Payments        Total
                  ----             ------------      --------        -----
                  1999             $ 1,178,143     $   625,000    $ 1,803,143
                  2000               1,229,168       6,837,352      8,066,520
                  2001               1,505,590              --      1,505,590
                  2002               1,579,787       7,155,174      8,734,961
                  2003               1,617,939              --      1,617,939
                  Thereafter        23,883,268      35,007,536     58,890,804
                                   -----------     -----------    -----------
                                   $30,993,895     $49,625,062    $80,618,957
            Interest Premium                                        1,595,895
                                                                  -----------

                                                                  $82,214,852

                  Based on the borrowing rates currently available to the Company for mortgages with similar terms and maturities, the estimated fair value of mortgage notes payable was approximately $88,622,000 and $64,229,000 at December 31, 1998 and 1997, respectively.

9.       CONVERTIBLE SUBORDINATED DEBENTURES:

                  Effective August 31, 1993, the Company issued $86,250,000 of 7.3% convertible subordinated debentures due August 15, 2003, ("The Convertible Debenture") $23,275,000 of which is outstanding as of December 31, 1998. Interest on the debentures is payable semi-annually on February 15 and August 15. The debentures are convertible at any time prior to maturity into common stock of the Company at $11.25 per share, subject to adjustment in certain events. The Company has the option toredeem the debentures at par at any time after August 15, 1996. Costs associated with the issuance of the debentures were approximately $3,701,000 and are being amortized over the life of the debentures.

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

                  During 1997, $1,653,000 of these debentures were converted into 146,921 shares of common stock at $11.25 per share. During 1998, $5,178,000 of these debentures were converted into 460,263 shares of common stock. Based upon the conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the $23,275,000 debentures outstanding at December 31, 1998 are converted.

                  Based on the closing market price at year end, the estimated fair value of the Convertible Debentures was approximately $22,286,000 and $29,307,000 at December 31, 1998 and 1997, respectively.

10.      SENIOR NOTES:

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

11.      INDEBTEDNESS TO BANKS:

                  On December 15, 1995, the Company obtained a $100,000,000 unsecured revolving term loan the maturity of which was extended through January 4, 2001. The Company may request to extend the maturity date for an additional twelve-month period beyond the existing maturity date.

                  The Company may elect to pay interest at either a) the lenders prime, adjusted daily, or b) the London Interbank Offered Rates ("LIBOR"), plus the "Applicable Margin" based upon the rating of the senior unsecured long-term debt obligations of the Company. Effective June 30, 1997, the Applicable Margin was reduced from a range of 1.3% to 1.5% to a range of .95% to 1.4%. The Applicable Margin based on the Company's current rating is 1.25%. LIBOR borrowings may be set for the term selected by the Company not to exceed 12 months.

                  Prepayments may be made on all advances, provided that the Company may be required to reimburse the lenders for any loss or out-of-pocket expense incurred in connection with any LIBOR prepayment. The Company pays an annual fee of 25 basis points on the unused portion of the loan commitment. Since June 1997, this fee has been 15 basis points, whenever the unused commitment is less than 50% of the total commitment.

                  The loan agreement contains restrictive covenants pertaining to net worth, the ratio of debt to equity, interest coverage, debt service coverage, net operating losses, and the ratio of total liabilities to total assets. The Company has agreed not to encumber certain properties ("Negative Pledge Properties"). The commitment may fluctuate up to a maximum of $100,000,000 based on 65% of the value of the Negative Pledge Properties and as of December 31, 1998, the Company may borrow the maximum commitment amount. The Company and its bank creditors entered into an Amended and Restated Loan Agreement as of September 9, 1998 (the "Amended and Restated Agreement"). Under the terms of the Amended and Restated Agreement, LP guarantees the Company's indebtedness.

         The following data is presented with respect to the revolving term loan agreement in 1998 and 1997:

                                                                          1998                       1997
                                                                          ----                       ----
                  Unused at year-end                                   $48,500,000               $85,600,000

                  Average borrowing for
                    the period                                          35,211,000                14,165,000

                  Maximum amount outstanding
                    during the period                                   52,000,000                64,700,000

                  Average interest rate for
                    the period                                                6.87%                     7.09%

                  Interest rate at
                    year-end                                                  6.69%                     7.45%


                  The Company incurred commitment fees of approximately $160,110 and $212,000 for the years ended December 31, 1998 and 1997, respectively, based on the aggregate unused portion of the commitment.

12.      EARNINGS PER SHARE:

                                                                                                               Per-Share
                                                               Income                Shares                      Amount
                                                               ------                ------                      ------
For the year ended December 31, 1998
------------------------------------

Basic Net Earnings available to
  shareholders                                                    $25,584,693            32,940,399               $0.78
                                                                                                                  =====
Options outstanding (See Note 14)                                      -                     22,607
Minority interest LP                                                  261,764               339,776
Restricted stock                                                       -                      1,806
                                                                  -----------            ----------
Diluted Net Earnings available to
  shareholders                                                    $25,846,457            33,304,588               $0.78
                                                                  ===========            ==========               =====
For the year ended December 31, 1997
------------------------------------

Basic Net Earnings available to
  shareholders                                                    $26,112,680            31,867,743               $0.82
                                                                                                                  =====
Options outstanding (See Note 14)                                      -                     53,469
                                                                  -----------            ----------

Dilute Net Earnings available to
  shareholders                                                    $26,112,680            31,921,212               $0.82
                                                                  ===========            ==========               =====
For the year ended December 31, 1996
------------------------------------

Basic Net Earnings available to
  shareholders                                                    $16,817,704            25,749,860               $0.65
                                                                                                                  =====
Options outstanding (See Note 14)                                      -                      5,081
                                                                  -----------            ----------
Diluted Net Earnings available to
  shareholders                                                    $16,817,704            25,754,941               $0.65
                                                                  ===========            ==========               =====


                  Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. The effect of the Convertible Debentures and certain stock options, using the treasury stock method, have been excluded from the calculation of dilutive earnings per share, as they are anti-dilutive.

13.      CASH DISTRIBUTIONS AND DIVIDEND REINVESTMENT PLAN:

                  The taxability of per share distributions paid to shareholders during the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                     1998        1997         1996
                                                     ----        ----         ----
                  Ordinary income                    $.787      $ .730       $ .470
                  Capital gains                       .054        .080           --
                  Return of capital                   .074        .090         .430
                                                     -----      ------       ------
                                                     $.915      $ .900       $ .900
                                                     =====      ======       ======

                  In addition, the 5% discount received upon purchase of shares under the Dividend Reinvestment Plan is taxable as ordinary income to the participant.

                  The Company's Dividend Reinvestment Plan allowed shareholders to elect to reinvest all or a portion of their distributions in newly issued shares of common stock of the Company at 95% of the market price of the shares. This plan was amended in July 1998 to eliminate the discount. During 1998, 1997 and 1996, the Company received net proceeds under this plan of $1,739,000, $2,864,000 and $1,024,000, respectively.

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

                  Effective June 18, 1998 the Company adopted and its shareholders approved the 1998 Long-Term Incentive Plan (the "1998 Plan"). The 1998 Plan includes provisions for the granting of ISOs, nonqualified options, stock appreciation rights, performance shares, restricted stock, dividend equivalents, and other stock-based awards. Under the terms of the 1998 Plan, the option exercise price shall be no less than the fair market value of the optioned shares at the date of the grant.

                  The Company accounts for these plans under APB 25, under which no compensation cost has been recognized.

                  Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                            1998              1997
                                                            ----              ----
         Net Earnings:                   As Reported     $25,846,457      $26,112,680
                                         Pro Forma       $25,411,748      $26,006,756

         EPS (Basic and Diluted):        As Reported     $      0.78      $      0.82
                                         Pro Forma       $      0.77      $      0.82

                  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  The weighted average fair value of options granted is $1.10 and $1.11 for 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rates of 5.48% and 6.28% for qualified employee options, 5.54% and 6.50% for director options; expected dividend yields of 7.87% and 7.91% for qualified employee options, 8.62% and 7.74% for director options; expected lives of 5 years; expected volatility of 21% and 20%.

                  Details of the stock option activity during 1998, 1997 and 1996 are as follows:

                                         Number of Shares
                                         ----------------            Option Price
                                      Employees    Directors          Per Share
                                      ---------    ---------        --------------
     Options outstanding,
       December 31, 1995               336,155        55,000         $7.63-$15.10

     Granted, 1996                      89,000            --            $ 9.25
     Granted, 1996                          --         6,250            $ 9.75
     Exercised, 1996                    (2,400)           --         $ 7.63-$9.25
     Expired unexercised,
       1996                            (25,562)           --         $9.25-$14.90
                                       -------        ------
     Options outstanding,
       December 31, 1996               397,193        61,250         $7.63-$15.10

     Granted, 1997                      90,000            --           $ 11.375
     Granted, 1997                          --         5,000           $ 11.625
     Exercised, 1997                   (44,200)           --         $9.25-$10.75
     Exercised, 1997                        --        (6,250)        $9.50-$10.25
     Expired unexercised,
       1997                            (60,000)           --         $9.25-$15.10
                                       -------        ------

     Options outstanding,
       December 31, 1997               382,993        60,000         $7.63-$14.90

     Granted, 1998                     150,300            --        $11.688-$11.813
     Granted, 1998                          --         7,500           $10.4375
     Exercised, 1998                    (4,750)           --            $9.25
     Expired unexercised,
       1998                            (42,575)           --         $9.25-$12.60
                                       -------        ------
     Options outstanding,
       December 31, 1998               485,968        67,500
                                       =======        ======


15.      DEFERRED COMPENSATION AND STOCK LOANS:

                  On June 18, 1998, 119,760 restricted shares of common stock (the "Restricted Shares") were granted and 119,760 shares (the "Loan Shares") were issued pursuant to full recourse loans due 6/18/2008 made to certain Company officers as incentives for future services. The Restricted Shares and the Loan Shares were valued at the closing price of the Company's common stock on June 18, 1998 of $10.437.

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

                  Under the Company's 401(k) Plan, employees who have completed one year of service and are at least 18 years of age are eligible for participation in the plan. Employees may elect to make contributions to the plan, and the Company matches 100% of such contributions up to 6% of the individual participant's compensation, based on the length of service. The Company contributed approximately $145,000, $131,000 and $56,000 to the 401(k) Plan in 1998, 1997 and 1996, respectively. The Company accrued approximately $179,000 under the Cash in Lieu of Pension program in 1996.

17.      COMMITMENTS AND CONTINGENCIES:

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

                  As of November 11, 1997, the Company also entered into Change In Control Employment Agreements with its Executive Vice Presidents. These are generally similar to the Change In Control provisions contained in the President's Employment Agreement and provide for payments of the sum of one year's salary and bonus in the event of a Change In Control and termination of employment. The Change In Control Employment Agreement with the former CFO expired upon her resignation December 31, 1998.

18.      ENVIRONMENTAL INVESTIGATIONS:

                  During 1996, the Company discovered that releases of petroleum products had occurred at and around a garage facility previously operated by a former tenant at the Company's Charlotte, North Carolina industrial facility. The Company is continuing to evaluate the extent of the related contamination, and Company management is negotiating with the former tenant to obtain contribution for potential cleanup costs. At this time, the Company does not believe the cost of addressing these additional releases will have a material adverse effect on the Company's financial condition.

                  Certain of the Company's properties have environmental concerns that have been or are being addressed. The Company maintains only limited insurance coverage for this type of environmental risk. Although no assurance can be given that Company properties will not be affected adversely in the future by environmental problems, the Company presently believes that there are no environmental matters that are reasonably likely to have a material adverse effect on the Company's financial position.

19.      EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF AUDITORS' REPORT:

                  On February 25, 1999, the Company, entered into a $40 million loan secured by first mortgages on eight properties at an approximate cost of $625,000. This loan is a 25 year fully amortizing loan that bears a fixed interest rate of 6.5%. The Company's cost basis of these eight properties as of December 31, 1998 was approximately $73,865,000.

                  On February 26, 1999, IRT Partners L.P. acquired a shopping center in Miami, Florida for total consideration of approximately $9,908,000, including approximately $100,000 of acquisition costs. The consideration was the assumption of an existing mortgage of approximately $5,742,000 and cash of approximately $4,166,000.

                  On March 15, 1999, IRT Partners L.P. acquired a shopping center in Atlanta, Georgia for approximately $5,596,000 cash, consisting of the initial purchase price of $5,325,000, $246,000 of capital expenditures and $25,000 of acquisition costs.

20.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997.


                                                                                          1998
                                                          -----------------------------------------------------------------------
                                                             First             Second               Third              Fourth
                                                            Quarter            Quarter             Quarter             Quarter
                                                            -------            -------             -------             -------
Revenues                                                  $18,527,190         $19,906,484         $20,816,824         $20,619,213
                                                          ===========         ===========         ===========         ===========
Income before minority interest, gain
  on sales of properties and
  extraordinary item                                      $ 6,054,744         $ 5,633,194         $ 6,918,973         $ 6,083,459

Minority interest of unitholders in
  operating partnership                                            --                  --            (104,473)           (157,291)

  Gain on sales of properties                                      --             744,074             469,016                  --
                                                          -----------         -----------         -----------         -----------
    Income before extraordinary
      item                                                  6,054,744           6,377,268           7,283,516           5,926,168

Extraordinary item:
    Loss on Extinguishment of Debt                                 --                  --             (57,003)                 --
                                                          -----------         -----------         -----------         -----------
    Net Earnings                                          $ 6,054,744         $ 6,377,268         $ 7,226,513          $5,926,168
                                                          ===========         -==========         ===========         ===========

Per Share:
  Basic                                                   $       .19          $      .19         $       .22         $       .18
                                                          ===========          ==========         ===========         ===========
  Diluted                                                 $       .19          $      .19         $       .22         $       .18
                                                          ===========          ==========         ===========         ===========


                                                                                          1997
                                                        -------------------------------------------------------------------------

                                                            First             Second               Third              Fourth
                                                           Quarter            Quarter             Quarter             Quarter
                                                           -------            -------             -------             -------

Revenues                                                  $16,032,212         $16,543,840         $17,188,894         $17,352,889
                                                          ===========         ===========         ===========         ===========
Income before gain on sales of
properties and extraordinary item                         $ 5,458,274         $ 5,658,714         $ 5,483,826         $ 5,615,049

Gain on sales of properties                                        --                  --                  --           3,896,817
                                                          -----------         ------------        -----------         -----------
        Income                                              5,458,274           5,658,714           5,483,826           9,511,866
Extraordinary item                                                 --                  --                  --                  --
                                                          -----------         ------------        -----------         -----------
        Net Earnings                                      $ 5,458,274         $ 5,658,714         $ 5,483,826         $ 9,511,866
                                                          ===========         ===========         ===========         ===========
Per Share:
  Basic                                                   $       .19         $       .17         $       .17         $ .29
                                                          ===========          ==========         ===========         ===========
  Diluted                                                 $       .19          $      .17         $       .17         $ .29
                                                          ===========          ==========         ===========         ===========

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                             Estimated
                                                  Costs        Gross Amount    Accumulated    Useful
                                     Initial   Capitalized      at Which      Depreciation   Life of
                                     Cost to   Subsequent to    Carried at      at Close     Buildings    Date          Year
  Description        Encumbrances    Company    Acquisition    Close of Year    of Year      (Years)     Acquired     Completed
----------------     ------------   ---------  -------------   -------------  ------------   ---------   ---------    -----------
Abbeville Plaza
  Abbeville, SC
    Land                   $ --      $  48,066     $      --       $   48,066    $      --        21      April, 1986       1970
    Buildings                          458,062        55,722          513,784      324,019

Alafaya Commons
  Orlando, FL
    Land                     --       5,525,976           --        5,525,976           --        40      November, 1996    1987
    Buildings                         4,723,994       54,509        4,778,503      249,809

Ambassador Row
  Lafayette, LA
    Land                     --       2,451,860           --        2,451,860           --        40      December, 1994    1980 &
    Buildings                         7,244,580      295,137        7,539,717      817,471                                  1991

Ambassador Row Courtyard
  Lafayette, LA
    Land                     --       2,899,438           --        2,899,438           --        40      December, 1994    1986 &
    Buildings                         8,698,313      247,130        8,945,443      911,185                                  1991

Asheville Plaza  (1)
  Asheville, NC
    Land                     --          52,710       15,000           67,710           --        30      April, 1986       1967
    Buildings                           335,717        1,860          337,577      144,156

Bay Pointe  (1)
  St. Petersburg, FL
    Land                     --       3,249,918           --        3,249,918           --        40      December, 1998    1998
    Buildings                         3,138,518           --        3,138,518        6,539

Bluebonnet Village
  Baton Rouge, LA
    Land                     --       2,540,594       (4,802)       2,535,792           --        40      December, 1994    1983
    Buildings                         5,509,995       91,670        5,601,665      576,625

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                             Estimated
                                                  Costs        Gross Amount    Accumulated    Useful
                                     Initial   Capitalized      at Which      Depreciation   Life of
                                     Cost to   Subsequent to    Carried at      at Close     Buildings    Date           Year
  Description        Encumbrances    Company    Acquisition    Close of Year    of Year      (Years)     Acquired      Completed
------------------   ------------   ---------  -------------   -------------  ------------  ---------- -----------     ----------
The Boulevard
  Lafayette, LA
    Land               $       --    $  948,334    $     --      $   948,334      $      --      40     December, 1994      1976 &
    Buildings                         2,845,003      41,008        2,886,011        295,411                                 1994

Carolina Place
  Hartsville, SC
    Land                       --       345,000          --          345,000             --      40     May, 1989           1989
    Buildings                         2,006,494          --        2,006,494        479,400

Centre Pointe Plaza (1)
  Smithfield, NC
    Land                       --       983,612      12,583          996,195             --      40     December, 1992 &    1989 &
    Buildings                         8,002,885     294,711        8,297,596      1,265,746             December, 1993      1993

Chadwick Square (1)
  Hendersonville, NC
    Land                       --       276,778          --          276,778             --      40      January, 1992      1985
    Buildings                         1,179,949      98,864        1,278,813        206,702

Charlotte Square (1)
  Port Charlotte, FL
    Land                3,860,904     2,113,763          --        2,113,763             --      40      August, 1998       1998
    Buildings                         3,891,982          --        3,891,982         40,541

Chastain Square
  Atlanta, GA
    Land                       --     1,689,421          --        1,689,421              --     40      December, 1997     1981
    Buildings                         5,068,661      20,894        5,089,555         130,860

Chelsea Place
  New Port Richey, FL
    Land                       --     1,387,517          --        1,387,517              --     40      July, 1993         1992
    Buildings                         5,550,068       5,000        5,555,068         759,038

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                             Estimated
                                                  Costs        Gross Amount    Accumulated    Useful
                                     Initial   Capitalized      at Which      Depreciation   Life of
                                     Cost to   Subsequent to    Carried at      at Close     Buildings    Date           Year
  Description        Encumbrances    Company    Acquisition    Close of Year    of Year      (Years)     Acquired      Completed
------------------  -------------    --------  -------------   ------------- -------------   ---------  -----------    ---------
Chester Plaza
  Chester, SC
    Land               $       --    $   68,649    $  143,504     $   212,153      $      --     16       April, 1986 &     1967 &
    Buildings                           414,117     1,675,244       2,089,361        753,135              February, 1992    1992

Chestnut Square (1)
  Brevard, NC
    Land                       --       295,984            --         295,984             --     40       January, 1992     1985
    Buildings                         1,113,464        22,658       1,136,122        204,756

Colony Square
  Fitzgerald, GA
    Land                       --       272,833            --         272,833             --     40       February, 1988    1987
    Buildings                         2,455,826       207,771       2,663,597        865,715

Commerce Crossing
  Commerce, GA
    Land                       --       379,648           889         380,537             --     40       December, 1992    1988
    Buildings                         4,089,737        31,669       4,121,406        624,212

Country Club Plaza
  Slidell, LA
    Land                       --     1,068,686            --       1,068,686             --     40       January, 1995     1982
    Buildings                         3,010,039       138,332       3,148,371        345,438

Countryside Shops
  Cooper City, FL
    Land                       --     5,652,437            --       5,652,437             --     40       June, 1994     1986, 1988
    Buildings                        10,977,241       179,642      11,156,883      1,284,958                               & 1991

The Crossing
  Slidell, LA
    Land                       --     1,282,036            --       1,282,036             --     40       December, 1994    1988 &
    Buildings                         3,213,616       109,164       3,322,780        366,080                                1993

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                             Estimated
                                                  Costs        Gross Amount    Accumulated    Useful
                                     Initial   Capitalized      at Which      Depreciation   Life of
                                     Cost to   Subsequent to    Carried at      at Close     Buildings    Date           Year
  Description        Encumbrances    Company    Acquisition    Close of Year    of Year      (Years)     Acquired      Completed
  -----------        ------------    -------   -------------   -------------  ------------   ----------  --------      ---------
Daniel Village
  Augusta, GA
    Land               $       --    $ 2,632,857    $     --      $ 2,632,857     $       --     40      March, 1998        1998
    Buildings                          9,612,077      88,186        9,700,263        180,142

Delchamps Plaza
  Pascagoula, MS
    Land                       --        359,000          --          359,000             --     40      April, 1988        1987
    Buildings                          4,130,247      97,199        4,227,446      1,135,762

Douglas Commons
  Douglasville, GA
    Land                       --      2,543,385       2,951        2,546,336             --     40      August, 1992       1988
    Buildings                          5,958,475     148,876        6,107,351      1,028,963

Eden Centre  (1)
  Eden, NC
    Land                       --        625,901          --          625,901             --     40      November, 1994     1991
    Buildings                          2,901,316      21,786        2,923,102        302,214

Elmwood Oaks
  Harahan, LA
    Land                7,500,000      4,558,654          --        4,558,654             --     40      January, 1992      1989
    Buildings                          6,560,014      90,771        6,650,785      1,162,618

Fairview Oaks
  Ellenwood, GA
    Land                       --        713,978          --          713,978             --     40      June, 1997         1997
    Buildings                          6,396,016          --        6,396,016        246,492

First Street Station (1)
  Albemarle, NC
    Land                       --        201,811          --          201,811             --     40      August, 1994       1989
    Buildings                          2,832,859      30,770        2,863,629        315,390

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                              Estimated
                                                      Costs       Gross Amount   Accumulated   Useful
                                        Initial    Capitalized     at Which     Depreciation  Life of
                                        Cost to    Subsequent to   Carried at     at Close    Buildings  Date         Year
  Description            Encumbrances   Company     Acquisition   Close of Year   of Year      (Years)  Acquired    Completed
  -----------            ------------   -------    -------------  ------------- ------------  --------- --------    ---------
Forest Hills Centre (1)
  Wilson, NC
    Land                  $       --    $  869,981   $   (9,160)   $   860,821    $       --     40     August, 1990    1990 &
    Buildings                            4,120,606      570,298      4,690,904       908,347                              1995

Forrest Gallery (1)
  Tullahoma, TN
    Land                          --     2,136,921       10,639      2,147,560            --     40     December, 1992  1987
    Buildings                            9,977,815      619,824     10,597,639     1,653,307

Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                          --       787,583           --        787,583            --     30     July, 1986      1986
    Buildings                            1,860,360       28,774      1,889,134       789,066

The Galleria (1)
  Wrightsville Beach, NC
    Land                          --     1,069,672           --      1,069,672            --     40     August, 1986 &  1986, 1990
    Buildings                            6,138,818    1,315,011      7,453,829     1,975,051            December, 1987   &1996

Grassland Crossing
  Alpharetta, GA
    Land                   6,610,717     1,075,000           --      1,075,000            --     40     February, 1997  1996
    Buildings                            8,831,655      221,735      9,053,390       423,111

Greenwood Shopping Center
  Palm Springs, FL
    Land                          --     4,129,000           --      4,129,000            --     40     July, 1997      1982 &
    Buildings                            8,953,855       30,362      8,984,217       335,853                            1994

Gulf Gate Plaza
  Naples, FL
    Land                          --       277,562           --        277,562            --     28     June, 1979       1969 &
    Buildings                            1,857,532    2,376,482      4,234,014     2,943,763                             1974

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                               Estimated
                                                       Costs      Gross Amount    Accumulated   Useful
                                          Initial   Capitalized    at Which      Depreciation   Life of
                                          Cost to  Subsequent to   Carried at       at Close   Buildings      Date           Year
   Description             Encumbrances   Company   Acquisition   Close of Year     of Years    (Years)     Acquired      Completed
   -----------             ------------   -------   -----------   -------------     --------    -------     --------      ---------
Harris Teeter
  Lexington, VA
    Land                       $ --     $  312,105   $     --      $  312,105       $      --     30      June, 1988 &      1981 &
    Buildings                            1,638,552    650,000       2,288,552         792,860              June, 1989        1989

Heritage Walk
  Milledgeville, GA
    Land                         --        810,292         --         810,292              --     40      June,1993         1991 &
    Buildings                            7,944,260     28,977       7,973,237       1,108,970                                 1992

Hoffner Plaza
  Orlando, FL
    Land                         --        337,182     77,728         414,910              --     28      June, 1979        1972
    Buildings                              146,554     19,663         166,217         135,669

Lancaster Plaza
  Lancaster, SC
    Land                         --        120,790         --         120,790              --     30      April, 1986       1971
    Buildings                              743,852    571,663       1,315,515         587,433

Lancaster Shopping Center
  Lancaster, SC
    Land                         --        338,355         --         338,355              --     30      August, 1986 &    1963 &
    Buildings                            1,227,552     64,955       1,292,507         476,323             December, 1987     1987

Lawrence Commons  (1)
  Lawrenceburg, TN
    Land                         --        816,482         --         816,482              --     40      August, 1992      1987
    Buildings                            2,728,692     40,333       2,769,025         457,754

Litchfield Landing
  North Litchfield, SC
    Land                         --        475,000         --         475,000              --     40      August, 1986      1984
    Buildings                            2,118,429     53,922       2,172,351         686,206

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                                  Estimated
                                                           Costs      Gross Amount   Accumulated   Useful
                                             Initial    Capitalized    at Which     Depreciation   Life of
                                             Cost to   Subsequent to   Carried at      at Close   Buildings    Date           Year
   Description                Encumbrances   Company    Acquisition   Close of Year    of Year     (Years)   Acquired      Completed
   -----------                ------------   -------    -----------   -------------    --------    -------   --------      ---------

Mableton Crossing
  Mableton, GA
    Land                       $4,500,000   $2,780,814 $       --       $2,780,814     $      --      40     June, 1998      1998
    Buildings                                5,388,854         --        5,388,854        71,093

Macland Pointe
  Marietta, GA
    Land                        3,613,921    1,252,098     (5,875)       1,246,223             --     40     January, 1993   1992 &
    Buildings                                4,317,234    577,220        4,894,454        733,023                              1993

Madison Centre
  Huntsville, AL
    Land                               --    2,772,000         --        2,772,000             --     40     August, 1997    1997
    Buildings                                3,046,308         --        3,046,308        104,770

Market Place
  Norcross, GA
    Land                               --    3,819,654         --        3,819,654             --     40     April, 1997     1976
    Buildings                                3,253,872    100,955        3,354,827        138,911

McAlpin Square
  Savannah, GA
    Land                               --           --         --               --             --     40     December, 1997  1979
    Buildings                                6,151,926         --        6,151,926        156,700

Millervillage Shopping Center
  Baton Rouge, LA
    Land                               --    1,926,535         --        1,926,535             --     40     December, 1994  1983 &
    Buildings                                5,661,992    128,668        5,790,660        598,800                             1992

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                               --    3,704,368      6,757        3,711,125             --     40     August, 1992    1987
    Buildings                                6,400,556    343,520        6,744,076      1,200,467

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                                  Estimated
                                                           Costs      Gross Amount   Accumulated   Useful
                                             Initial    Capitalized    at Which     Depreciation   Life of
                                             Cost to   Subsequent to   Carried at      at Close   Buildings   Date           Year
   Description                Encumbrances   Company    Acquisition   Close of Year    of Years    (Years)  Acquired      Completed
   -----------                ------------   -------    -----------   -------------    --------    -------  --------      ---------

North River Village
  Ellenton, FL
    Land                       $       --   $ 2,949,031  $       --    $ 2,949,031     $       --     40    December, 1992 &  1993 &
    Buildings                                 7,161,093      96,272      7,257,365      1,017,510           December, 1993     1998

North Village Center
  North Myrtle Beach, SC
    Land                        2,382,018       483,400          --        483,400             --     37    August, 1986     1984
    Buildings                                 2,785,154      10,479      2,795,633        839,656

Old Kings Commons
  Palm Coast, FL
    Land                               --     1,491,458          --      1,491,458             --     40    May, 1988        1988
    Buildings                                 4,474,372     185,178      4,659,550      1,303,877

Palm Gardens
  Largo, FL
    Land                               --        98,279          --         98,279             --     26    June, 1979       1970 &
    Buildings                                   657,716   1,123,074      1,780,790      1,143,807                             1993

Parkmore Plaza
  Milton, FL
    Land                               --     1,799,419       8,141      1,807,560             --     40    December, 1992   1986 &
    Buildings                                 6,454,261     138,439      6,592,700      1,011,030                             1992

Paulding Commons
  Dallas, GA
    Land                               --     2,312,372       2,687      2,315,059             --     40    August, 1992     1991
    Buildings                                10,606,781     173,672     10,780,453      1,737,555

Pensacola Plaza
  Pensacola, FL
    Land                               --       130,688          --        130,688             --     30    July, 1986       1985
    Buildings                                 2,392,249     156,002      2,548,251      1,118,759

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                                 Estimated
                                                            Costs      Gross Amount  Accumulated  Useful
                                              Initial    Capitalized    at Which    Depreciation  Life of
                                              Cost to   Subsequent to   Carried at     at Close  Buildings    Date          Year
   Description                 Encumbrances   Company    Acquisition   Close of Year   of Year    (Years)   Acquired     Completed
   -----------                 ------------   -------    -----------   -------------   --------   -------   --------     ---------

Pinhook Plaza
  Lafayette, LA
    Land                        $3,381,382   $2,768,151  $       --     $2,768,151    $       --     40    December, 1994  1979 &
    Buildings                                 8,304,453     134,854      8,439,307       851,814                             1992

Plaza Acadienne
  Eunice, LA
    Land                                --           --          --             --            --     40    December, 1994  1980
    Buildings                                 2,917,925      98,824      3,016,749       306,046

Plaza North  (1)
  Hendersonville, NC
    Land                                --      657,797         121        657,918            --     40    August, 1992    1986
    Buildings                                 1,795,992      15,113      1,811,105       290,848

Powers Ferry Plaza
  Marietta, GA
    Land                           625,000    1,725,213          --      1,725,213            --     40    May, 1997       1979 &
    Buildings                                 5,785,034      44,208      5,829,242       209,601                             1983

Providence Square  (1)
  Charlotte, NC
    Land                                --      450,000         300        450,300            --     35    December, 1971  1973
    Buildings                                 1,895,606   2,249,291      4,144,897     2,933,344

Riverside Square  (1)
  Coral Springs, FL
    Land                         8,095,969    5,893,410          --      5,893,410            --     40    August, 1998    1998
    Buildings                                 7,131,432          --      7,131,432        74,286

Riverview Shopping Center  (1)
  Durham, NC
    Land                                --      400,000         322        400,322            --     35    March, 1972     1973 &
    Buildings                                 1,822,918   4,366,352      6,189,270     2,383,386                             1994

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                              Estimated
                                                         Costs      Gross Amount  Accumulated  Useful
                                           Initial    Capitalized    at Which    Depreciation  Life of
                                           Cost to   Subsequent to   Carried at    at Close   Buildings    Date          Year
   Description              Encumbrances   Company    Acquisition   Close of Year   of Year    (Years)   Acquired     Completed
   -----------              ------------   -------    -----------   -------------   --------   -------   --------     ---------

Salisbury Marketplace(1)
  Salisbury, NC
    Land                    $         --  $  733,599  $         --   $  733,599   $       --     40     August, 1996    1987
    Buildings                              3,877,552        40,563    3,918,115      226,184

Scottsville Square
  Bowling Green, KY
    Land                              --     653,010           765      653,775           --     20     August, 1992    1986
    Buildings                              1,782,340       128,971    1,911,311      414,696

Seven Hills
  Spring Hill, FL
    Land                              --   1,903,090            --    1,903,090           --     40     July, 1993      1991
    Buildings                              2,976,628        34,502    3,011,130      423,091

Shelby Plaza(1)
  Shelby, NC
    Land                              --          --            --           --           --     21     April, 1986     1972
    Buildings                                937,483       744,583    1,682,066      674,720

Sherwood South
  Baton Rouge, LA
    Land                              --     496,174            --      496,174           --     40     December, 1994  1972, 1988
    Buildings                              1,488,521       263,790    1,752,311      167,117                              & 1992

Shoppes of Silverlakes
  Pembroke Pines, FL
    Land                       3,396,975   4,042,613            --    4,042,613           --     40     November, 1997  1995 &
    Buildings                             12,826,129            --   12,826,129      360,723                             1996

Siegen Village
  Baton Rouge, LA
    Land                              --   2,375,168      (325,000)   2,050,168           --     40     December, 1994  1988 &
    Buildings                              6,952,314       104,736    7,057,050      570,897                             1996

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                              Estimated
                                                         Costs      Gross Amount  Accumulated  Useful
                                           Initial    Capitalized    at Which    Depreciation  Life of
                                           Cost to   Subsequent to   Carried at     at Close  Buildings    Date          Year
   Description              Encumbrances   Company    Acquisition   Close of Year   of Years   (Years)   Acquired     Completed
   -----------              ------------   -------    -----------   -------------   --------   -------   --------     ---------

Smyrna Village(1)
  Smyrna, TN
    Land                    $         --  $  968,358  $     20,601   $  988,959   $       --     40     August, 1992    1992
    Buildings                              4,743,708       180,825    4,924,533      783,068

Smyth Valley Crossing
  Marion, VA
    Land                              --   1,693,137         6,523    1,699,660           --     40     December, 1992  1989
    Buildings                              5,231,283       162,250    5,393,533      858,371

South Beach Regional
  Jacksonville Beach, FL
    Land                              --   3,957,680        19,710    3,977,390           --     40     August, 1992    1990 &
    Buildings                             17,130,242       877,254   18,007,496    3,023,042                             1991

Spalding Village
  Griffin, GA
    Land                      11,376,690   2,813,854         3,281    2,817,135           --     40     August, 1992    1989
    Buildings                             12,470,446       177,476   12,647,922    2,062,561

Spring Valley Commons
  Columbia, SC
    Land                              --   1,382,000            --    1,382,000           --     40     March, 1998     1998
    Buildings                              4,722,376            --    4,722,376       98,383

Stadium Plaza
  Phenix City, AL
    Land                              --   1,828,942         2,130    1,831,072           --     40     August, 1992    1988
    Buildings                              2,614,155        43,595    2,657,750      432,212

Stanley Market Place(1)
  Stanley, NC
    Land                              --     198,103            --      198,103           --     35     January, 1992   1980 &
    Buildings                              1,602,832        66,297    1,669,129      288,260                             1991

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                              Estimated
                                                         Costs      Gross Amount  Accumulated  Useful
                                           Initial    Capitalized    at Which    Depreciation  Life of
                                           Cost to   Subsequent to   Carried at     at Close  Buildings    Date          Year
   Description              Encumbrances   Company    Acquisition   Close of Year   of Years   (Years)   Acquired     Completed
   -----------              ------------   -------    -----------   -------------   --------   -------   --------     ---------

Tamarac Square(1)
  Tamarac, FL
    Land                    $  6,530,912  $4,637,325          -- $  $4,637,325   $       --     40     August, 1998    1998
    Buildings                              6,014,619       2,859     6,017,478       62,652

Tarpon Heights
  Galliano, LA
    Land                              --     705,570          --       705,570           --     40     January, 1995   1982
    Buildings                              2,116,712      15,005     2,131,717      214,490

Taylorsville Shopping
Center(1)
  Taylorsville, NC
    Land                              --      89,689          --        89,689           --     40     August, 1986 &  1982 &
    Buildings                              1,443,704   1,078,766     2,522,470      764,895            December, 1988   1988

Thomasville Commons
  Thomasville, NC
    Land                       5,423,548     963,333          --       963,333           --     40     August, 1992    1991
    Buildings                              6,183,052      74,848     6,257,900    1,018,006

Town & Country
  Kissimmee, FL
    Land                       2,190,432   1,065,129          --     1,065,129           --     40     January, 1998   1998
    Buildings                              3,200,367          --     3,200,367       80,009

Treasure Coast(1)
  Vero Beach, FL
    Land                       5,879,456   2,471,286          --     2,471,286           --     40     May, 1998       1998
    Buildings                              8,622,474      92,100     8,714,574       71,854

University Center(1)
  Greenville, NC
    Land                              --     750,000          --       750,000           --     40     December, 1989  1989
    Buildings                              3,159,065      82,054     3,241,119      755,019

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                              Estimated
                                                         Costs      Gross Amount  Accumulated  Useful
                                           Initial    Capitalized    at Which    Depreciation  Life of
                                           Cost to   Subsequent to   Carried at     at Close  Buildings    Date          Year
   Description              Encumbrances   Company    Acquisition   Close of Year   of Years   (Years)   Acquired     Completed
   -----------              ------------   -------    -----------   -------------   --------   -------   --------     ---------

Venice Plaza
  Venice, FL
    Land                    $         --  $  333,127  $         --   $  333,127   $       --     27     June, 1979      1971 &
    Buildings                              1,973,023       696,068    2,669,091    1,856,596                             1979

Village at Northshore
  Slidell, LA
    Land                       5,251,033   2,065,633            --    2,065,633           --     40     December, 1994  1988 &
    Buildings                              6,196,900        68,180    6,265,080      635,246                             1993

Walton Plaza
  Augusta, GA
    Land                              --     597,553            --      597,553           --     40     August, 1998    1991
    Buildings                              2,560,571            --    2,560,571       42,655

Waterlick Plaza
  Lynchburg, VA
    Land                              --   1,071,000            --    1,071,000           --     40     October, 1989   1973 &
    Buildings                              5,091,222       149,409    5,240,631    1,279,083                             1988

Watson Central
  Warner Robins, GA
    Land                              --   1,645,548        12,478    1,658,026           --     40     December, 1992  1989 &
    Buildings                             11,316,940       156,719   11,473,659    1,692,975            & October, 1993  1993

Wesley Chapel Crossing
  Decatur, GA
    Land                              --   3,828,806         9,154    3,837,960           --     40     December, 1992  1989
    Buildings                              7,031,767        98,169    7,129,936    1,082,326

West Gate Plaza
  Mobile, AL
    Land                              --     475,270            --      475,270           --     25     June, 1974 &    1974 &
    Buildings                              3,781,823       519,899    4,301,722    1,197,795            January, 1985    1995


IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                              Estimated
                                                         Costs      Gross Amount  Accumulated  Useful
                                           Initial    Capitalized    at Which    Depreciation  Life of
                                           Cost to   Subsequent to   Carried at     at Close  Buildings    Date          Year
   Description              Encumbrances   Company    Acquisition   Close of Year   of Years   (Years)   Acquired     Completed
   -----------              ------------   -------    -----------   -------------   --------   -------   --------     ---------

West Towne Square
  Rome, GA
    Land                    $         --  $  324,800  $         --   $  324,800   $       --     40     March, 1990      1988
    Buildings                              5,580,776       141,973    5,722,749    1,296,062

Westgate Square
  Sunrise, FL
    Land                              --   2,228,724            --    2,228,724           --     40     June, 1994       1984 &
    Buildings                              6,850,131       286,930    7,137,061      819,616                             1988

Willowdaile Shopping
Center(1)
  Durham, NC
    Land                              --     936,977       (60,579)     876,398           --     40     August, 1986 &   1986
    Buildings                              7,351,612       370,068    7,721,680    2,310,278            December, 1987

Industrial Buildings
  Charlotte, NC - Industrial
    Land                              --     143,160       178,490      321,650           --     14     June, 1979       1956 &
    Buildings                              2,170,057     1,286,373    3,456,430    2,857,321                              1963

Plasti-Kote
  Medina, OH - Industrial
    Land                              --      81,390       (81,390)          --           --     14     June, 1979       1961 &
    Buildings                                346,979      (346,979)          --           --                              1966

Lawrence County
  Shopping Center
    Sybene, OH
      Land                            --     435,994            --      435,994           --            May, 1971        1971

Grand Marche
  Shopping Center
    Lafayette, LA
      Land                            --     250,000           500      250,500           --            September, 1972  1969

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


                                                                                              Estimated
                                                      Costs      Gross Amount    Accumulated   Useful
                                       Initial     Capitalized    at Which      Depreciation   Life of
                                       Cost to    Subsequent to   Carried at       at Close   Buildings    Date          Year
   Description         Encumbrances    Company     Acquisition   Close of Year     of Years    (Years)   Acquired     Completed
   -----------         ------------    -------     -----------   -------------     --------    -------   --------     ---------
Manatee County
  Shopping Center
    Bradenton, FL
      Land              $        --  $    241,798   $        --   $    241,798    $        --            May, 1971      1971

                        -----------  ------------   -----------   ------------    -----------


                        $80,618,957  $593,888,622   $28,228,428   $622,117,050    $74,942,576
                        ===========  ============   ===========   ============    ===========

  (1)    Ownership through IRT Partners L.P.

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1998


NOTE:

Real estate activity is summarized as follows:

                                                             Year Ended December 31,
                                            -------------------------------------------------------
                                                 1998                 1997                  1996
                                                 ----                 ----                  ----

RENTAL PROPERTIES:

Cost -
  Balance at beginning of year              $ 537,160,220        $ 463,392,557        $ 452,508,601

  Acquisitions and improvements                90,035,993           81,755,725           21,109,810

  Retirements                                          --             (663,197)                  --

  Reduction in carrying value                          --                   --                   --
                                            -------------        -------------        -------------


                                              627,196,213          544,485,085          473,618,411

  Cost of properties sold                      (5,079,163)          (7,324,865)         (10,225,854)
                                            -------------        -------------        -------------


    Balance at end of year                  $ 622,117,050        $ 537,160,220        $ 463,392,557
                                            =============        =============        =============




Accumulated depreciation -
  Balance at beginning of year              $  62,526,989        $  56,881,888        $  51,600,890

  Depreciation                                 12,925,299           11,453,460           10,310,344

  Retirements                                          --             (663,197)                  --
                                            -------------        -------------        -------------


                                               75,452,288           67,672,151           61,911,234

  Accumulated depreciation related to
    rental properties sold                       (509,712)          (5,145,162)          (5,029,346)
                                            -------------        -------------        -------------


    Balance at end of year                  $  74,942,576        $  62,526,989        $  56,881,888
                                            =============        =============        =============

IRT PROPERTY COMPANY                                                 SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 1998

                                                                                                                         Principal
                                                                                                                         Amount of
                                                                                                         Face Amount   Loans Subject
                                                                       Final     Periodic               and Carrying   to Delinquent
                           Type of         Type of      Interest     Maturity     Payment                 Amount of      Principal
Location of Property        Loan           Property       Rate         Date        Terms   Prior Liens    Mortgages     or Interest
--------------------        ----           --------       ----         ----        -----   -----------    ---------     -----------
                                                       (See Notes)              (See Notes)

Kearney, NE            Second Mortgage  Shopping Center    7.00%  December, 1998    (1)      2,625,900      594,000       594,000

Fremont, NE            Second Mortgage  Shopping Center    7.00%  December, 1998    (1)      1,794,800      406,000       406,000

Lauderdale Lakes, FL   First Mortgage    Condominiums     10.00%     May, 2009      (2)             --      114,009            --

Nashville, TN          First Mortgage    Condominiums      8.63%-    2006-2007      (2)             --       23,585            --
                        Participation                     12.38%
                                                                                            ----------   ----------


                                                                                             4,420,700    1,137,594

                                     Less interest discounts and negative goodwill                  --      (40,419)
                                                                                            ----------   ----------


                                                                                            $4,420,700   $1,097,175
                                                                                            ==========   ==========



NOTES:

(1) Monthly payments are interest only; principal due at maturity. The principal of these mortgages was due December 31, 1998 but was not received until February 3, 1999.

(2) Monthly payments include principal and interest.




Mortgage loan activity is summarized as follows:

                                                                    Year Ended December 31,
                                                      ---------------------------------------------------

                                                          1998                1997                1996
                                                          ----                ----                ----

Balance at beginning of year                          $ 9,321,205        $ 13,182,520        $  8,499,210

New mortgage loans                                             --                  --                  --

Additions to mortgage loans                                    --                  --           4,800,000

Amortization of interest discounts and negative
  goodwill                                                160,068              41,402              45,998

Collections of principal                               (8,384,098)         (3,902,717)           (162,688)
                                                      -----------        ------------        ------------


Balance at end of year                                $ 1,097,175        $  9,321,205        $ 13,182,520
                                                      ===========        ============        ============

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.


         Not applicable.

                                    PART III



         The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders of the Company, to be filed pursuant to Regulation 14A, pursuant to General Instruction G(3) to the Report on Form 10-K.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Schedules. Included in Part II of this Report are the following:

         Report of Independent Public Accountants

         Consolidated Balance Sheets at December 31, 1998 and 1997

         Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         Schedule III    -      Real Estate and Accumulated Depreciation

         Schedule IV     -      Mortgage Loans on Real Estate

         Exhibits.

         3.1 The Company's Amended and Restated Articles of Incorporation were filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein.

         3.2 The Company's By-Laws, as amended, were filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, which is incorporated by reference herein.

         3.2.1 Amendments to By-laws of IRT Property Company filed as an exhibit to the Company's report on Form 8-K dated August 21, 1998, which is incorporated by reference herein.

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

         4.6 Supplemental Indenture No. 3, dated September 9, 1998, between IRT Property Company and SunTrust Bank, Atlanta was filed as an exhibit to the Company's Form 8-K dated September 15, 1998, which is incorporated by reference herein.

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

         10.5 IRT Property Company Long-Term Incentive Plan was filed in the Company's Definitive Proxy Statement dated May 22, 1998, which is incorporated by reference herein.

         10.6 The Company's Deferred Compensation Plan for Outside Directors dated December 22, 1995 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein.

         10.7 Agreement between the Company and Donald W. MacLeod, effective October 1, 1995 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein.

         10.7.1 Consulting Agreement between the Company and Donald W. MacLeod dated June 12, 1997, which amends the Agreement contained in
                  Exhibit 10.7, was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein.

         10.8 Amended and Restated Employment Agreement between the Company and Thomas H. McAuley dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein.

         10.9 Change in Control Employment Agreement between the Company and Mary M. Thomas dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein.

         10.10    Change in Control Employment Agreement between the Company and
                  W. Benjamin Jones III dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein.

         10.11 Change in Control Employment Agreement between the Company and Robert E. Mitzel dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein.

         10.12 Amended and Restated Loan Agreement, dated as of September 9, 1998, by and among the Company and NationsBank, N.A., AmSouth Bank and First Union National Bank, as Banks, NationsBank, N.A., as the Swing Loan Lender, and NationsBank, N.A., as the Administrative Agent for the Banks, including the Guaranty filed as an exhibit to the Company's report on Form 8-K dated September 15, 1998, which is incorporated by reference herein.

         10.13 The Company's $100 million revolving term loan agreement dated December 15, 1995 was filed as an exhibit to the Company's Form 8-K dated January 2, 1996, which is incorporated by reference herein.

         10.13.1 First Amendment to Loan Agreement dated June 30, 1997 amending the Company's $100 million revolving term loan agreement dated December 15, 1995 was filed as an exhibit to the Company's Quarter Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein.

         10.13.2 Second Amendment to Loan Agreement dated July 1, 1997 amending the Company's $100 million revolving term loan agreement dated December 15, 1995 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein.

         10.14 Form of Agreement for the Sale and Purchase of Property dated October 30, 1992 and the letter amendment thereto dated November 19, 1992 relative to the Company's acquisition of the seven Dreyfus Centers was filed as an exhibit to the Company's report on Form 8-K dated January 6, 1993 which is incorporated by reference herein.

         10.15 Agreement of Limited Partnership of IRT Partners L.P., and Amendment No. 1 was filed as an exhibit to the Company's report on Form 8-K dated September 15, 1998, which is incorporated by reference herein.

         10.16 Loan Agreement dated February 25, 1999 between IRT Property Company, IRT Alabama, Inc. and General Electric Capital Assurance Company.

         10.17 Secured Promissory Note from Mary M. Thomas to IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.18 Pledge Agreement by and between Mary M. Thomas and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.19 Restricted Stock Award Agreement by and between Mary M. Thomas and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.20 Secured Promissory Note from W. Benjamin Jones III to IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.21 Pledge Agreement by and between W. Benjamin Jones III and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.22 Restricted Stock Award Agreement by and between W. Benjamin Jones III and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.23 Secured Promissory Note from Robert E. Mitzel to IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.24 Pledge Agreement by and between Robert E. Mitzel and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.25 Restricted Stock Award Agreement by and between Robert E. Mitzel and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.26 Secured Promissory Note from Thomas H. McAuley to IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.27 Pledge Agreement by and between Thomas H. McAuley and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.28 Restricted Stock Award Agreement by and between Thomas H. McAuley and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.29 Separation Agreement between the Company and Mary M. Thomas, dated January 13, 1999.

         11.      Computation of Per Share Earnings.

         21.      Company Subsidiaries.

         23. Consent of Arthur Andersen LLP to the incorporation of their report included in this Form 10-K in the Company's previously filed Registration Statements File Nos. 33-65604, 33-66780, 33-59938, 33-64628, 33-64741, 33-63523, 333-38847, 333-62435,
                  and 333-38847.

         27.      Financial Data Schedule (for SEC use only)

         99. Audited Financial statements of IRT Partners L.P. as of and for the period from inception (July 15, 1998) through December 31, 1998.

         Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         March 31, 1999                   IRT PROPERTY COMPANY

                                          By: /s/ Thomas H. McAuley
                                              ----------------------------------
                                             Thomas H. McAuley
                                             President &
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas H. McAuley               President, Chief             March 31, 1999
----------------------------        Executive Officer
    Thomas H. McAuley               and Director


/s/ James G. Levy                   Senior Vice                  March 31, 1999
----------------------------        President, Chief
    James G. Levy                   Accounting Officer
                                    (Principal Financial
                                    & Accounting Officer)


/s/ Patrick L. Flinn                Director                     March 31, 1999
----------------------------
    Patrick L. Flinn

/s/ Homer B. Gibbs, Jr.             Director                     March 31, 1999
----------------------------
    Homer B. Gibbs, Jr.

/s/ Samuel W. Kendrick              Director                     March 31, 1999
----------------------------
    Samuel W. Kendrick

/s/ Bruce A. Morrice                Director                     March 31, 1999
----------------------------
    Bruce A. Morrice