Form 10-Q
period 1999-03-31
IRT PROPERTY CO
filed 1999-05-04
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From ________________ to ________________


                          Commission File Number 1-7859
                          -----------------------------

                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)


                          Georgia                                                       58-1366611
                  -----------------------                                            ------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


    200 Galleria Parkway, Suite 1400
            Atlanta, Georgia                                            30339
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

                                 (770) 955-4406
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                      -----
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at May 4, 1999
--------------------------                   --------------------------
Common Stock, $1 Par Value                        33,234,206 Shares

CERTAIN INFORMATION CONTAINED IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES ACT OF 1934. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THIS INFORMATION IS FURTHER QUALIFIED BY THE SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS CONTAINED IN THE IRT PROPERTY COMPANY ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH IS INCORPORATED HEREIN BY REFERENCE.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data )

                                                                                     March 31,     December 31,
                                                                                       1999            1998
                                                                                    ----------     ------------
                                                                                    (Unaudited)
ASSETS
Real estate investments:
      Rental properties, at cost                                                    $ 638,583       $ 622,117
      Accumulated depreciation                                                        (78,414)        (74,943)
                                                                                    ---------       ---------
                                                                                      560,169         547,174

      Net investment in direct financing leases                                         4,528           4,572
      Mortgage loans, net                                                                 461           1,097
                                                                                    ---------       ---------
         Net real estate investments                                                  565,158         552,843

Cash and cash equivalents                                                                 543             344
Accrued interest receivable                                                                30              59
Prepaid expenses and other assets                                                       8,853           9,013
                                                                                    ---------       ---------

Total Assets                                                                        $ 574,584       $ 562,259
                                                                                    =========       =========

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
      Mortgage notes payable, net                                                   $ 127,021       $  82,215
      7.3% convertible subordinated debentures, net                                    23,275          23,275
      Senior notes, net                                                               124,610         124,595
      Indebtedness to banks                                                            19,000          51,500
      Accrued interest                                                                  2,759           3,612
      Accrued expenses and other liabilities                                            8,587           6,465
                                                                                    ---------       ---------

         Total liabilities                                                            305,252         291,662
                                                                                    ---------       ---------

Commitments and Contingencies (Note 7)                                                     --              --

Minority interest payable                                                               7,815           7,824

Shareholders' Equity:
      Common stock, $1 par value, authorized 75,000,000 shares; 33,234,206             33,234          33,252
           shares issued and outstanding in 1999 and 33,251,763 shares in
           1998
      Preferred stock, $1 par value, authorized 10,000,000 shares; none issued             --              --
      Additional paid-in capital                                                      272,637         272,975
      Deferred compensation/stock loans                                                (2,133)         (2,386)
      Cumulative distributions in excess of net earnings                              (42,221)        (41,068)
                                                                                    ---------       ---------
         Total shareholders' equity                                                   261,517         262,773
                                                                                    ---------       ---------
Total Liabilities and Shareholders' Equity                                          $ 574,584       $ 562,259
                                                                                    =========       =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                     (In thousands, except per share data)


                                                                            1999              1998
                                                                        ------------       -----------
Revenues:
      Income from rental properties                                     $     20,812       $    18,224
      Interest income                                                             40               114
      Interest on direct financing leases                                        191               189
                                                                        ------------       -----------

                                                                              21,043            18,527
                                                                        ------------       -----------

Expenses:
      Operating expenses of real estate investments                            4,527             3,988
      Interest expense                                                         5,328             4,424
      Depreciation                                                             3,472             3,086
      Amortization of debt costs                                                 110               111
      General & administrative                                                   945               917
                                                                        ------------       -----------

         Total expenses                                                       14,382            12,526
                                                                        ------------       -----------
Equity in income of joint venture                                                 --                54
                                                                        ------------       -----------

Income before minority interest                                                6,661             6,055

Minority interest of unitholders in operating partnership                       (170)               --
                                                                        ------------       -----------

      Net earnings                                                      $      6,491       $     6,055
                                                                        ============       ===========

Per share: (Note 2 )
      Basic                                                             $       0.20       $      0.19
                                                                        ============       ===========
      Diluted                                                           $       0.20       $      0.19
                                                                        ============       ===========

Weighted average number of shares outstanding:
      Basic                                                                   33,144            32,514
                                                                        ============       ===========
      Diluted                                                                 33,955            32,567
                                                                        ============       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                                 (In thousands)


                                                                                           1999           1998
                                                                                         --------       --------
Cash flows from operating activities:
  Net earnings                                                                              6,491          6,055
  Adjustments to reconcile earnings to net cash from operating activities:
    Depreciation                                                                            3,472          3,086
    Minority interest of unitholders in operating partnership                                 170             --
    Amortization of deferred compensation                                                      27             --
    Amortization of debt costs and discount                                                   125            126
    Amortization of capitalized leasing income                                                 44             33

    Changes in assets and liabilities:
      Decrease in accrued interest on debentures and senior notes                            (853)          (996)
      Decrease (increase) in interest receivable, prepaid expenses and other assets           681           (143)
      Increase in accrued expenses and other liabilities                                    1,955          1,433
                                                                                         --------       --------
    Net cash flows from operating activities                                               12,112          9,594
                                                                                         --------       --------
Cash flows used in investing activities:
  Non-operating distributions from unconsolidated joint venture                                --            356
  Additions to real estate investments, net                                               (10,724)       (20,946)
  Collections of mortgage loans, net                                                          636              9
                                                                                         --------       --------
    Net cash flows used in investing activities                                           (10,088)       (20,581)
                                                                                         --------       --------
Cash flows (used in) from financing activities:
  Cash dividends and distributions paid, net                                               (7,823)        (6,361)
  Exercise of stock options                                                                    37              2
  Repayment of mortgage notes payable                                                        (936)        (3,120)
  Proceeds from mortgage notes payable                                                     39,397             --
  (Decrease) increase in bank indebtedness, net                                           (32,500)        20,600
                                                                                         --------       --------
    Net cash flows (used in) from financing activities                                     (1,825)        11,121
                                                                                         --------       --------
Net increase in cash and cash equivalents                                                     199            134
Cash and cash equivalents at beginning of period                                              344            275
                                                                                         --------       --------
Cash and cash equivalents at end of period                                               $    543       $    409
                                                                                         ========       ========

Supplemental disclosures of cash flow information:

  Total cash paid during the period for interest                                         $  6,150       $  5,496
                                                                                         ========       ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
                             -----------------------


1.        Unaudited Financial Statements

These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 1999 and 1998 have been recorded. The results of operations for the interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.        Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period consistent with the guidelines of Statement of Accounting Standards No. 128, "Earnings Per Share." The effect of the Convertible Debentures and certain stock options and non-vested restricted stock, using the treasury stock method, have been excluded from the calculation of dilutive earnings per share, as they are anti-dilutive.

                                                                           Per-Share
                                                    Income      Shares      Amount
                                                    ------      ------     ---------
(In thousands except per share data)
------------------------------------
For the quarter ended March 31, 1999
------------------------------------
Basic Net Earnings available to shareholders        $6,491      33,144      $ 0.20
                                                                            ======
Options outstanding                                                  1
Minority Interest of unitholders in operating
partnership                                            170         810
                                                    ------      ------
Diluted Net Earnings available to shareholders      $6,661      33,955      $ 0.20
                                                    ======      ======      ======
For the quarter ended March 31, 1998
------------------------------------
Basic Net Earnings available to shareholders        $6,055      32,514      $ 0.19
                                                                            ======
Options outstanding                                                 53
                                                    ------      ------
Diluted Net Earnings available to shareholders      $6,055      32,567      $ 0.19
                                                    ======      ======      ======


3.        7.3% Convertible Subordinated Debentures

During February and March 1998, $5,178,000 of the 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275,000 of debentures outstanding March 31, 1999 are converted.

4.        Purchase of Rental Properties
          (in thousands except square footage)


  Date                                              Square    Year    % Leased        Total                          Principal
Acquired        Property Name         City, State   Footage   Built       at         Initial  Cash Paid  Mortgage     Tenants
                                                                      Acquisition     Cost
--------------------------------------------------------------------------------------------------------------------------------
 2/26/99    The Shoppes at Lago Mar   Kendall, FL    82,436   1995       98%         $9,916     $4,174    $5,742       Publix
                                                                                                                    Blockbuster

 3/15/99    Williamsburg at Dunwoody  Dunwoody, GA   44,928   1983      100%          5,601      5,601        --        N/A
                                                    -------                         ----------------------------

                                                    127,364                         $15,517     $9,775    $5,742
                                                    =======                         ============================

5.         Investment in Joint Venture

  IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was a 50% owner of a joint venture which purchased in 1996 a 1.31 acre parcel of land located in Savannah, Georgia, for development or sale. During March 1998, this parcel was sold for a total sales price of $464,000. IRTCC, which is accounted for by the Company under the equity method, recognized income from the joint venture of $54,000 in 1998.

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

ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

         Material Changes in Financial Condition. During the first quarter of 1999 the Company obtained a $40,000,000 loan secured by first mortgages on eight properties. The Company utilized funds of:

         a) $32,500,000 to pay down its unsecured revolving term loan,

         b) $15,517,000 for the acquisition of two shopping center investments, consisting of cash of approximately $9,775,000 and mortgage debt of approximately $5,742,000 secured by one of the centers,

         c) $625,000 to repay at maturity a 9% purchase-money mortgage, and

         d) $365,000 to secure a mortgage note receivable on land to possibly be utilized in a future development.

         During the first quarter of 1998 the Company borrowed $20,600,000 under its unsecured revolving term loan. It utilized funds of:

         a) $22,588,000 for the acquisition of three shopping center investments, consisting of cash of approximately $20,356,000 and mortgage debt of approximately $2,232,000 secured by one of the centers,

         b) $2,224,000 to repay at maturity an 11% mortgage (discounted to 9.75% for financial reporting purposes), and

         c) $625,000 to make a scheduled principal payment under a 9% purchase-money mortgage.

           Additionally, in 1998, $5,178,000 of the Company's 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

         Material Changes in Results of Operations. During the first quarter of 1999, rental income from the Company's portfolio of shopping center investments:

         a) increased approximately $391,000 for the core portfolio,

         b) increased approximately $2,602,000 due to the acquisition of nine shopping centers in 1998 and two in 1999,

         c) decreased approximately $153,000 due to sales of two investments in 1998, and

         d) decreased approximately $231,000 due to centers under redevelopment.

  During the first quarter of 1998, rental income from the Company's portfolio of shopping center investments:

         a) increased approximately $351,000 for the core portfolio,

         b) increased approximately $2,586,000 due to the acquisition of nine shopping centers in 1997 and three in 1998,

         c) increased approximately $134,000 due to the foreclosure of an apartment investment obtained by the Company through foreclosure of the wrap-around mortgage in February, 1998,

         d) decreased approximately $51,000 due to a tenant bankruptcy during 1997, and

         e) decreased approximately $316,000 due to sales of two investments in 1997.

         Percentage rentals received from shopping center investments, excluding percentage rentals received from the Wal-Mart investments classified as direct financing leases, totaled approximately

$543,000 and $411,000 during the three months ended March 31, 1999 and 1998, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.


         Interest income during the first quarter of 1999 decreased approximately $80,000 due to the foreclosure of a mortgage loan in the third quarter of 1998.

         Interest income during the first quarter of 1998:

         a) decreased approximately $85,000 due to the repayment of one purchase-money mortgage in the third quarter 1997,

         b) decreased approximately $136,000 due to the foreclosure of the wrap-around mortgage during the first quarter of 1998, and

         c) decreased approximately $55,000 due to less interest being earned on short-term money market investments during the first quarter of 1998 compared to the first quarter of 1997.

         IRTCC, which is accounted for by the Company under the equity method, recognized $54,000 of income from a joint venture upon the sale during the first quarter of 1998 of the 1.31 acre parcel of land held by the joint venture.

         During the first quarter of 1999 operating expenses related to the Company's portfolio of real estate investments:

         a) increased approximately $110,000 for the core portfolio,

         b) increased approximately $624,000 due to the acquisition of nine shopping centers in 1998 and two in 1999, and

         c) decreased approximately $29,000 due to the sale of an apartment investment in 1998.

         During the first quarter of 1998 operating expenses related to the Company's portfolio of real estate investments:

         a) increased approximately $335,000 for the core portfolio,

         b) increased approximately $581,000 due to the acquisition of nine shopping centers in 1997 and three in 1998,

         c) increased approximately $50,000 due to the acquisition of an apartment investment obtained through foreclosure of the wrap-around mortgage loan in the first quarter of 1998, and

         d) decreased by approximately $148,000 due to sales in 1997.

         During the first quarter of 1999 interest expense on mortgages decreased approximately $193,000 due to four mortgages being repaid in 1998 and one in 1999 and increased approximately $850,000 due to:

         a) the assumption of a $2,232,000 mortgage bearing interest at 7.65% upon the acquisition of Town & Country shopping center in January, 1998,

         b) the assumption of three mortgages for a combined amount of $20,083,000 bearing interest at 9.1875% upon the acquisition of Charlotte Square, Riverside Square and Tamarac Square in August, 1998 (these mortgages were discounted to 8% for financial reporting purposes),

         c) the assumption of a $5,937,000 mortgage bearing interest at 8% upon the acquisition of Treasure Coast shopping center in August, 1998,

         d) the placement of a $4,500,000 mortgage bearing interest at 6.85% on Mableton Crossing in August, 1998 (Mableton was acquired without debt in June, 1998),

         e) the assumption of a $5,742,000 mortgage bearing interest at 8% upon the acquisition of Lago Mar shopping center in February, 1999, and

         f) the placement of a $40,000,000 loan, secured by first mortgages on eight properties, bearing interest at 6.5% in February, 1999.

         During the first quarter of 1998 interest expense on mortgages decreased approximately $660,000 due to the repayment of five mortgages in 1997 and one in 1998 and increased approximately $167,000 due to:

         a) the assumption of a $6,793,000 mortgage bearing interest at 7.865% upon the acquisition of Grassland Crossing in February, 1997,

         b) the placement of a $1,250,000 purchase-money mortgage bearing interest at 9% taken upon the acquisition of Powers Ferry Plaza in May, 1997,

         c) the assumption of a $3,502,000 mortgage bearing interest at 7.75% upon the acquisition of Shoppes of Silverlakes in November, 1997, and

         d) the assumption of a $2,232,000 mortgage bearing interest at 7.675% upon the acquisition of Town and Country Shopping Center in January, 1998.

         Interest expense on bank indebtedness increased approximately $289,000 for the first quarter of 1999. The Company had average borrowings of approximately $37,430,000 and $17,052,000 at effective interest rates of 6.43% and 7.02%, under its bank credit facility during the three months ended March 31, 1999 and 1998, respectively. In addition, the Company incurred commitment fees of approximately $38,000 and $51,000 in 1999 and 1998, respectively, based on the aggregate unused portion of the commitment.

         The net increase in depreciation expense in the first quarter of 1999 was primarily due to the eleven shopping center investments acquired during 1998 and 1999, partially offset by the two investments sold during 1998.

         Funds from Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net earnings on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest on debentures and amortization of convertible debenture costs are added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the quarters ended March 31, 1999 and 1998. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters ended March 31, 1999 and 1998 (in thousands):

                                                          1999              1998
                                                          ----              ----
Net earnings                                           $     6,491      $     6,055
  Depreciation*                                              3,438            3,086
  Amortization of capitalized leasing fees*                    100               62
  Amortization of capitalized leasing income                    44               32
                                                       -----------      -----------

  Funds from operations                                     10,073            9,235
                                                       -----------      -----------

  Interest on convertible debentures                           425              471
  Amortization of convertible debenture costs                   25               29
  Amounts attributed to minority interests                     205               --
                                                       -----------      -----------

  Fully diluted funds from operations                  $    10,728      $     9,735
                                                       ===========      ===========

  Fully diluted weighted average shares                     36,024           34,997
                                                       ===========      ===========

*  net of amounts attributed to minority interest

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the quarters ended March 31, 1999 and 1998 (in thousands):

                                  1999      1998
                                  ----      ----
Tenant improvements
Shopping centers                  $173      $124
Industrial                          --        --
                                  ----      ----
Total tenant improvements          173       124
                                  ----      ----

Capital expenditures:
Shopping centers                   275       435
Industrial                          17         1
                                  ----      ----
  Total capital expenditures       292       436
                                  ----      ----
Total improvements                $465      $560
                                  ====      ====

Leasing fees                      $232      $ 93
                                  ====      ====

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (4.1) IRT Property Company Common Stock Certificate Legend Regarding Shareholder Rights Agreement

                  (21)     Company Subsidiaries

                  (27)     Financial Data Schedule (for S.E.C. use only)

                  (99) Unaudited Financial statements of IRT Partners L.P. for the three months ended March 31, 1999

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the first quarter of 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                            IRT PROPERTY COMPANY


Date: May 4, 1999                           /s/ Thomas H. McAuley
      --------------                        ---------------------------
                                            Thomas H. McAuley
                                            President & Chief Executive
                                            Officer


Date: May 4, 1999                           /s/ James G. Levy
      --------------                        -----------------
                                            James G. Levy
                                            Senior Vice President &
                                            Chief Accounting Officer