Form 10-Q
period 1999-06-30
IRT PROPERTY CO
filed 1999-08-03
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended   June 30, 1999
                                                 --------------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to ___________

                       Commission File Number      1-7859
                       ----------------------------------

                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

                          Georgia                                                 58-1366611
- --------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

      200 Galleria Parkway, Suite 1400
              Atlanta, Georgia                                                   30339
- ----------------------------------------                                       ----------
(Address of principal executive offices)                                       (Zip Code)


                                 (770) 955-4406
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at August 3, 1999
- --------------------------                       -----------------------------
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

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data )

                                                                            June 30,       December 31,
                                                                              1999             1998
                                                                          -----------      ------------
                                                                          (Unaudited)

ASSETS
Real estate investments:
      Rental properties                                                    $ 628,021        $ 622,117
      Accumulated depreciation                                               (79,270)         (74,943)
                                                                           ---------        ---------
           Net rental properties                                             548,751          547,174

      Equity Investment in subsidiary                                          3,789                0
      Net investment in direct financing leases                                4,490            4,572
      Mortgage loans, net                                                         95            1,097
                                                                           ---------        ---------
           Net real estate investments                                       557,125          552,843

Cash and cash equivalents                                                      1,232              344
Accrued interest receivable                                                       14               59
Prepaid expenses and other assets                                              9,121            9,013
                                                                           ---------        ---------

Total Assets                                                               $ 567,492        $ 562,259
                                                                           =========        =========

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
      Mortgage notes payable, net                                          $ 126,524        $  82,215
      7.3% convertible subordinated debentures, net                           23,275           23,275
      Senior notes, net                                                      124,625          124,595
      Indebtedness to banks                                                    8,000           51,500
      Accrued interest                                                         3,612            3,612
      Accrued expenses and other liabilities                                  11,565            7,204
                                                                           ---------        ---------

           Total liabilities                                                 297,601          292,401

Commitments and contingencies                                                      0                0

Minority interest payable                                                      7,535            7,085

Shareholders' equity:
      Common stock, $1 par value, authorized 150,000,000 shares;              33,234           33,252
           33,234,206 shares issued and outstanding in 1999 and
           33,251,763 shares in 1998
      Preferred stock, $1 par value, authorized 10,000,000 shares;                 0                0
           none issued
      Additional paid-in capital                                             272,420          272,975
      Deferred compensation/stock loans                                       (2,108)          (2,386)
      Cumulative distributions in excess of net earnings                     (41,190)         (41,068)
                                                                           ---------        ---------

           Total shareholders' equity                                        262,356          262,773
                                                                           ---------        ---------

Total Liabilities and Shareholders' Equity                                 $ 567,492        $ 562,259
                                                                           =========        =========

       The accompanying notes are an integral part of these consolidated balance sheets.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
            For the Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                             -------------------------         -------------------------
                                                               1999             1998             1999             1998
                                                             --------         --------         --------         --------
Revenues:
       Income from rental properties                         $ 21,304         $ 19,663         $ 42,116         $ 37,887
       Interest income                                             50              116               90              230
       Interest on direct financing leases                        124              128              315              317
                                                             --------         --------         --------         --------

             Total Revenues                                    21,478           19,907           42,521           38,434

Expenses:
       Operating expenses of real estate investments            5,063            4,516            9,590            8,504
       Interest expense                                         5,471            4,657           10,799            9,082
       Depreciation                                             3,498            3,186            6,970            6,271
       Amortization of debt costs                                 113              108              223              219
       General & administrative                                   888            1,807            1,833            2,724
                                                             --------         --------         --------         --------

             Total expenses                                    15,033           14,274           29,415           26,800

Equity in income of joint venture                                   0                0                0               54
                                                             --------         --------         --------         --------

             Income before minority interest and
             gain on sales of properties                        6,445            5,633           13,106           11,688

Gain on sales of properties                                     2,483              744            2,483              744

Minority interest of unitholders in
       operating partnership                                     (254)               0             (424)               0
                                                             --------         --------         --------         --------

       Net earnings                                          $  8,674         $  6,377         $ 15,165         $ 12,432
                                                             ========         ========         ========         ========

Per Share: (Note 2)
       Basic                                                 $   0.26         $   0.19         $   0.46         $   0.38
                                                             ========         ========         ========         ========
       Diluted                                               $   0.26         $   0.19         $   0.46         $   0.38
                                                             ========         ========         ========         ========

Weighted average number of shares outstanding:
       Basic                                                   33,148           32,992           33,146           32,754
                                                             ========         ========         ========         ========
       Diluted                                                 33,961           33,010           33,958           32,788
                                                             ========         ========         ========         ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              IRT PROPERTY COMPANY
              & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                                 (In thousands)

                                                                                   --------        --------
                                                                                     1999            1998
                                                                                   --------        --------

Cash flows from operating activities:
    Net earnings                                                                   $ 15,165        $ 12,432
    Adjustments to reconcile earnings to net cash from operating activities:
        Depreciation                                                                  6,970           6,271
        Gain on sales of properties                                                  (2,483)           (744)
        Minority interest of unitholders in operating partnership                       424               0
        Amortization of deferred compensation                                            52              63
        Amortization of debt costs and discount                                         253             249
        Amortization of capitalized leasing income                                       82              67
        Changes in assets and liabilities:
           Decrease in accrued interest on debentures and senior notes                    0            (143)
           Decrease (increase) in interest receivable, prepaid expenses
               and other assets                                                         317          (3,248)
           Increase in accrued expenses and other liabilities                         4,361           3,680
                                                                                   --------        --------

Net cash flows from operating activities                                             25,141          18,627

Cash flows used in investing activities:
    Proceeds from sales of properties, net                                           12,409             825
    Non-operating distributions from unconsolidated joint venture                         0             356
    Investment in affiliate                                                          (3,763)              0
    Additions to real estate investments, net                                       (12,756)        (30,717)
    Collections of mortgage loans, net                                                1,002              19
                                                                                   --------        --------

Net cash flows used in investing activities                                          (3,108)        (29,517)

Cash flows (used in) from financing activities:
    Cash dividends and distributions paid, net                                      (15,647)        (13,113)
    Exercise of stock options                                                            37               2
    Repayment of mortgage notes payable                                              (1,432)         (3,396)
    Payment of deferred financing costs                                                (603)              0
    Proceeds from mortgage notes payable                                             40,000               0
    (Decrease) increase in bank indebtedness, net                                   (43,500)         27,600
                                                                                   --------        --------

Net cash flows (used in) from financing activities                                  (21,145)         11,093
                                                                                   --------        --------

Net increase in cash and cash equivalents                                               888             203

Cash and cash equivalents at beginning of period                                        344             275
                                                                                   --------        --------

Cash and cash equivalents at end of period                                         $  1,232        $    478
                                                                                   ========        ========

Supplemental disclosures of cash flow information:

    Total cash paid during the period for interest                                 $ 10,782        $  9,056
                                                                                   ========        ========


   The accompanying notes are an integral part of these consolidated financial statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 1998

1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1998. The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company, VW Mall, Inc and IRT Alabama, Inc., and its majority owned subsidiary IRT Partners L.P. Intercompany transactions and balances have been eliminated in the consolidation. The Company's investments in IRT Capital Corporation and IRT Capital Corporation II have been accounted for under the equity method of accounting. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 1999 and 1998 have been recorded. The results of operations for the interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

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

                                                                                           Per-Share
                                                                Income        Shares         Amount
                                                                -------       ------       ---------

(in thousands except per share data)

For the three months ended June 30, 1999
Basic net earnings available to shareholders                    $ 8,674       33,148       $   0.26
                                                                                           ========
Options outstanding                                                                2
Minority interest of unitholders in operating partnership           254          811
                                                                -------       ------
Diluted net earnings available to shareholders                  $ 8,928       33,961       $   0.26
                                                                                           ========


For the three months ended June 30, 1998
Basic net earnings available to shareholders                    $ 6,377       32,992       $   0.19
                                                                                           ========
Options outstanding                                                               18
Minority interest of unitholders in operating partnership             0            0
                                                                -------       ------
Diluted net earnings available to shareholders                  $ 6,377       33,010       $   0.19
                                                                                           ========


For the six months ended June 30, 1999
Basic net earnings available to shareholders                    $15,165       33,146       $   0.46
                                                                                           ========
Options outstanding                                                                1
Minority interest of unitholders in operating partnership           424          811
                                                                -------       ------
Diluted net earnings available to shareholders                  $15,589       33,958       $   0.46
                                                                                           ========


For the six months ended June 30, 1998
Basic net earnings available to shareholders                    $12,432       32,754       $   0.38
                                                                                           ========
Options outstanding                                                               34
Minority interest of unitholders in operating partnership             0            0
                                                                -------       ------
Diluted net earnings available to shareholders                  $12,432       32,788       $   0.38
                                                                                           ========


3.       7.3% Convertible Subordinated Debentures

         During February and March 1998, $5,178,000 of the 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

         Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275,000 of debentures outstanding June 30, 1999 are converted.

     4.      Rental Properties

         Property Acquisitions
         (in thousands, except square footage)

  Date                                                Square      Year      % Leased    Total Initial           Mortgage   Principal
Acquired       Property Name         City, State      Footage     Built  at Acquisition     Cost     Cash Paid  Assumed     Tenants
- ------------------------------------------------------------------------------------------------------------------------------------

 2/26/99  The Shoppes at Lago Mar    Kendall, FL       82,613     1995        98%         $ 9,916      $4,174   $5,742      Publix,
                                                                                                                         Blockbuster
 3/15/99  Williamsburg at Dunwoody   Dunwoody, GA      44,928     1983       100%           5,602       5,602        0
                                                      -------                             ----------------------------
                                                      127,541                             $15,518      $9,776   $5,742


         Property Dispositions
         (in thousands, except square footage)

  Date                                                  Square       Sales         Cash                     Principal
  Sold       Property Name         City, State          Footage      Price       Proceeds       Gain         Tenants
- ------------------------------------------------------------------------------------------------------------------------

06/01/99   Litchfield Landing    Pawley's Island, SC     42,201     $ 3,190      $ 3,129       $1,191     Harris Teeter,
                                                                                                              Eckerd
06/01/99   First Street Station  Albemarle, NC           52,230       3,137        3,038          320     Harris Teeter,
                                                                                                              Eckerd
06/01/99   Taylorsville          Taylorsville, NC        48,537       2,571        2,430          609     Harris Teeter

06/01/99   University Center     Greenville, NC          56,180       3,462        3,399          202     Harris Teeter,
                                                                                                              Eckerd
           Other                                                        417          413          161
                                                        ---------------------------------------------

                                                        199,148     $12,777      $12,409       $2,483

     5.      Investment in Joint Venture

             On May 24, 1999 IRT Capital Corporation II ("IRTCCII"), a taxable subsidiary of the Company, was formed under the laws of Georgia. This taxable subsidiary will have the ability to develop properties, buy and sell properties, provide equity to developers who are merchant builders and perform third party management, leasing and brokerage. The Company holds 96% of the non-voting common stock and 1% of the voting common stock of IRTCCII. The remaining voting common stock is held by the CEO and Chairman of the Company and an independent director of the Company. The ownership of the common stock of IRTCCII entitles the Company to substantially all of the economic benefits from the results of operations of this subsidiary. IRTCCII is accounted for by the Company under the equity method of accounting.

             On June 1, 1999 the Company loaned IRTCCII $3.8 million to purchase 23 acres of undeveloped land in Miramar Florida. The Company may lend additional money to IRTCCII for the development of this property.

6.       Commitments and Contingencies

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

         The Company's subsidiary, IRT Partners LP has entered into a contract to purchase a shopping center valued at $9,015,000. This transaction is expected to close in the third quarter of 1999.

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Material Changes in Financial Condition. During the six months ended June 30, 1999 the Company:

  - obtained a $40,000,000, 6.5% fixed rate, 25 year fully amortizing loan secured by first mortgages on eight properties, and

  - obtained cash proceeds of approximately $12,409,000 upon the sales of properties and recognized a gain of approximately $2,483,000 for financial reporting purposes.

         The Company utilized funds of:

  -      $43,500,000 to pay down its unsecured revolving term loan,

  - $15,518,000 for the acquisition of two shopping center investments, consisting of cash of approximately $9,776,000 and mortgage debt of approximately $5,742,000 secured by one of the centers,

  - $3,800,000 for a loan to IRTCCII for the acquisition of 23 acres of undeveloped land in Miramar, Florida, and

  -      $625,000 to repay at maturity a 9% purchase-money mortgage.

         During the six months ended June 30, 1998 the Company borrowed $27,600,000 under its unsecured revolving term loan. It utilized funds of:

  - $30,775,000 for the acquisition of four shopping center investments, consisting of cash of approximately $28,984,000 and mortgage debt of approximately $2,232,000 secured by one of the centers,

  - $2,224,000 to repay at maturity an 11% mortgage (discounted to 9.75% for financial reporting purposes), and

  - $625,000 to make a scheduled principal payment under a 9% purchase-money mortgage.

         Additionally, in 1998, $5,178,000 of the Company's 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

         Material Changes in Results of Operations. During the three months and six months ended June 30, 1999, rental income from the Company's portfolio of shopping center investments:

         - increased approximately $499,000 and $752,000 respectively, for the core portfolio ,

         - increased approximately $2,205,000 and $4,896,000 respectively, due to the acquisition of nine shopping centers in 1998 and two in 1999,

         - decreased approximately $172,000 and $324,000 respectively, due to sales of two investments in 1998, five investments in 1999 and the foreclosure of the Spanish Quarter mortgage held by the Company in 1998, and

         - decreased approximately $891,000 and $1,095,000 respectively, due to centers under redevelopment.

         During the three months and six months ended June 30, 1998, rental income from the Company's portfolio of shopping center investments:

         - increased approximately $282,000 and $645,000 respectively, for the core portfolio ,

         - increased approximately $2,597,000 and $5,170,000 respectively, due to the acquisition of thirteen shopping centers in 1998 and 1997,

         - increased approximately $303,000 and $698,000 respectively, due to the acquisition of an apartment investment, obtained by the Company through foreclosure of the wrap-around mortgage, in February, 1998,

         - decreased approximately $114,000 and $165,000 respectively, due to a tenant bankruptcy during 1997,

         - decreased approximately $382,000 and $698,000 respectively, due to sales of two investments in 1997, and

         - the Company recognized approximately $792,000 of income upon the termination of an anchor tenant's lease necessitated by the redevelopment of McAlpin Square.

         Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $199,000 and $188,000 during the three months ended June 30, 1999 and 1998 respectively, and $742,000 and $599,000 during the six months ended June 30, 1999 and 1998, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.

         Interest income during the three months and six months ended June 30, 1999, decreased approximately $66,000 and $140,000 respectively, due primarily to the foreclosure of a mortgage loan in the third quarter of 1998.

         Interest income during the three months and six months ended June 30, 1998:

         - decreased approximately $225,000 and $493,000 due to the repayment of one purchase-money mortgage in the third quarter 1997 and the foreclosure of the wrap-around mortgage during the first quarter of 1998, and

         - decreased approximately $13,000 and $60,000 respectively, due to less interest being earned on short-term money market investments compared to the same time periods in 1997.

         IRTCC, which is accounted for by the Company under the equity method, recognized $54,000 of income from a joint venture upon the sale during the first quarter of 1998 of the 1.31 acre parcel of land held by the joint venture.

         During the three months and six months ended June 30, 1999, operating expenses related to the Company's portfolio of real estate investments:

         - decreased approximately $21,000 for the quarter and increased approximately $9,000 year to date, for the core portfolio ,

         - increased approximately $776,000 and $1,443,000 respectively, due to the acquisition of nine shopping centers in 1998 and two in 1999, and

         - decreased approximately $159,000 and $209,000 respectively, due to the sale of an apartment investment in 1998.

         During the three months and six months ended June 30, 1998 operating expenses related to the Company's portfolio of real estate investments:

         - increased approximately $587,000 and $934,000 respectively, for the core portfolio,

         - increased approximately $600,000 and $1,170,000 respectively, due to the acquisition of thirteen shopping centers in 1998 and 1997,

         - increased approximately $159,000 and $209,000 respectively, due to the acquisition of an apartment investment obtained through foreclosure of the wrap-around mortgage loan held by the Company in the first quarter of 1998, and

         - decreased by approximately $177,000 and $327,000 respectively, due to sales in 1997.

         During the three months and six months ended June 30, 1999 interest expense on mortgages decreased approximately $169,000 and $373,000 respectively, due to four mortgages being repaid in 1998 and one in 1999 and increased approximately $1,361,000 and $2,255,000 respectively, due to:

         - the assumption of a $2,232,000 mortgage bearing interest at 7.65% upon the acquisition of Town & Country shopping center in January, 1998,

         - the assumption of three mortgages for a combined amount of $20,083,000 bearing interest at 9.1875% upon the acquisition of Charlotte Square, Riverside Square and Tamarac Square in August, 1998 (these mortgages were discounted to the then current market rate of 8% for financial reporting purposes),

         - the assumption of a $5,937,000 mortgage bearing interest at 8% upon the acquisition of Treasure Coast shopping center in August, 1998,

         - the placement of a $4,500,000 mortgage, bearing interest at 6.85%, on Mableton Crossing in August, 1998 (Mableton was acquired without debt in June, 1998),

         - the assumption of a $5,742,000 mortgage bearing interest at 8% upon the acquisition of Lago Mar shopping center in February, 1999, and

         - the placement of a 25 year fully amortizing $40,000,000 loan, secured by first mortgages on eight properties, bearing fixed interest at 6.5% in February, 1999.

         During the three months and six months ended June 30, 1998 interest expense on mortgages decreased approximately $577,000 and $1,087,000 respectively, due to the repayment of five mortgages in 1997 and one in 1998 and increased approximately $108,000 and $274,000 respectively, due to:

         - the assumption of a $6,793,000 mortgage bearing interest at 7.865% upon the acquisition of Grassland Crossing in February, 1997,

         - the placement of a $1,250,000 purchase-money mortgage bearing interest at 9% taken upon the acquisition of Powers Ferry Plaza in May, 1997,

         - the assumption of a $3,502,000 mortgage bearing interest at 7.75% upon the acquisition of Shoppes of Silverlakes in November, 1997, and

         - the assumption of a $2,232,000 mortgage bearing interest at 7.675% upon the acquisition of Town and Country Shopping Center in January, 1998.

         Interest expense on bank indebtedness decreased approximately $376,000 and $87,000 respectively, for the three months and six months ended June 30, 1999. The Company had average borrowings of approximately $15,293,000 and $35,826,000 at effective interest rates of 6.25% and 6.95%, under its bank credit facility during the three months ended June 30, 1999 and 1998, respectively. The Company had average borrowings of approximately $26,301,000 and $26,488,000 at effective interest rates of 6.37% and 6.97%, under its bank credit facility during the six months ended June 30, 1999 and 1998, respectively. In addition, the Company incurred commitment fees of approximately $90,000 and $91,000 in 1999 and 1998, respectively, based on the aggregate unused portion of the commitment.

         The net increase in depreciation expense in 1999 was primarily due to the eleven shopping center investments acquired during 1998 and 1999, partially offset by the two investments sold during 1998.

         The net decrease in general and administrative expense of $890,000 for the six months ended June 30, 1999 was primarily due to:

         -        a reduction in incentive compensation expense of $219,000,

         - capitalization of $240,000 of incremental compensation and other personnel costs associated with leasing space, and

         - merger expenses of approximately $373,000, incurred in 1998 which did not result in a merger.

         Year 2000 Readiness Disclosure. The Company has assessed the possible effects of the Year 2000 computer problem in connection with its technology investments and operations. Management currently believes the Company has limited exposure and expects the cost of addressing all Year 2000 issues to be less than $30,000 in 1999. As part of its assessment, Company management evaluated Year 2000 compliance by those with which it does business and to date has not discovered any Year 2000 problem with significant counterparties that it believes are reasonably likely to have a material adverse effect upon the Company. Due to the nature of Year 2000 issues, the Company realizes that additional information can come to light at any time during the year and the Company intends to continue to monitor significant counterparties in the future in the event that circumstances change. Overall, however, even with Year 2000 related failures at all major tenants, the Company believes that it can receive its rent payments via alternative methods of payment. However, no assurance can be given that potential Year 2000 problems at those companies with which the Company does business will not occur, and if these occur, consequences to the Company will not be material. Most of the Company's technology systems have already been certified as Year 2000 compliant. The Company designates each of the statements made by it herein as a Year 2000 Readiness Disclosure. Such statements are made pursuant to the Year 2000 Information and Readiness Disclosure Act.

         Funds from Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net earnings on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible debentures are added to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the three months ended June 30, 1999 and 1998. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters ended June 30, 1999 and 1998 (in thousands except per share data):

                                                             Three Months Ended           Six Months Ended
                                                           ----------------------      ----------------------
                                                             1999          1998          1999          1998
                                                           --------      --------      --------      --------

Net earnings                                               $  8,674      $  6,377      $ 15,165      $ 12,432

    Loss/(gain) on sales                                     (2,483)         (744)       (2,483)         (744)
    Depreciation*                                             3,437         3,186         6,875         6,272
    Amortization of capitalized leasing fees*                   109            69           209           131
    Amortization of capitalized leasing income                   38            34            82            66
    Nonrecurring merger expenses                                 --           373            --           373
                                                           --------      --------      --------      --------

Funds from operations                                         9,775         9,295        19,848        18,530

    Interest on convertible debentures                          425           425           850           896
    Amortization of convertible debenture costs                  25            25            50            53
    Amounts attributable to minority interests                  316            --           521            --
                                                           --------      --------      --------      --------

Fully Diluted Funds From Operations                        $ 10,541      $  9,745      $ 21,269      $ 19,479
                                                           ========      ========      ========      ========

Per Share:
   Fully Diluted Funds From Operations                     $   0.29      $   0.28      $   0.59      $   0.56
                                                           ========      ========      ========      ========

Applicable weighted average shares                           36,030        35,079        36,027        35,037
                                                           ========      ========      ========      ========

*  Net of amounts attributable to minority interests

         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the quarters ended June 30, 1999 and 1998 (in thousands):

                                                       Three Months Ended         Six Months Ended
                                                       -------------------       -------------------
                                                        1999         1998         1999         1998
                                                       ------       ------       ------       ------

Tenant Improvements:
  Shopping Centers                                     $  429       $  448       $  602       $  572
  Industrial                                               --           17           --           17
                                                       ------       ------       ------       ------

    Total Tenant Improvements                             429          465          602          589
                                                       ------       ------       ------       ------

Capital Expenditures:
  Shopping Centers                                      1,262          658        1,537        1,093
  Industrial                                                4           50           21           52
                                                       ------       ------       ------       ------

    Total Capital Expenditures                          1,266          708        1,558        1,145
                                                       ------       ------       ------       ------

        Total Improvements                             $1,695       $1,173       $2,160       $1,734
                                                       ======       ======       ======       ======

Leasing Fees Paid                                      $  273       $  139       $  505       $  232
                                                       ======       ======       ======       ======

Principal Amortization of Mortgage Notes Payable       $  496       $  276       $  807       $  547
                                                       ======       ======       ======       ======

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.

            (a)    Exhibits.

                   (21)   Company Subsidiaries

                   (27)   Financial Data Schedule (for S.E.C. use only)

                   (99) Unaudited Financial statements of IRT Partners L.P. for the three and six months ended June 30, 1999

            (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.


                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of
            1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                            IRT PROPERTY COMPANY

            Date:  August 3, 1999           /s/ Thomas H. McAuley
                                            ------------------------------------
                                            Thomas H. McAuley
                                            President & Chief Executive Officer

            Date:  August 3, 1999           /s/ James G. Levy
                                            ------------------------------------
                                            James G. Levy
                                            Senior Vice President &
                                            Chief Accounting Officer