Form 10-Q
period 1999-09-30
IRT PROPERTY CO
filed 1999-11-15
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From                to
                                              --------------    ---------------

                          Commission File Number 1-7859
                          -----------------------------

                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

                               Georgia                                                  58-1366611
--------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)


  200 Galleria Parkway, Suite 1400
             Atlanta, Georgia                             30339
---------------------------------------                 ---------
(Address of principal executive offices)                (Zip Code)

                                 (770) 955-4406
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

          Class                              Outstanding at November 15, 1999
--------------------------                   -----------------------------
Common Stock, $1 Par Value                           33,234,206 Shares

CERTAIN INFORMATION CONTAINED IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES ACT OF 1934. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THIS INFORMATION IS FURTHER QUALIFIED BY THE SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS AND "RISK FACTORS" CONTAINED IN THE IRT PROPERTY COMPANY ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH ARE INCORPORATED HEREIN BY REFERENCE.

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data)

                                                                          September 30,      December 31,
                                                                              1999               1998
                                                                          -------------      ------------
                                                                          (Unaudited)
ASSETS
Real estate investments:
        Rental properties                                                   $ 629,270         $ 622,117
        Accumulated depreciation                                              (82,720)          (74,943)
                                                                            ---------         ---------
              Net rental properties                                           546,550           547,174

        Equity investment in subsidiary                                         6,708                 0
        Net investment in direct financing leases                               4,456             4,572
        Mortgage loans, net                                                        93             1,097
                                                                            ---------         ---------
              Net real estate investments                                     557,807           552,843

Cash and cash equivalents                                                       1,385               344
Accrued interest receivable                                                        32                59
Prepaid expenses and other assets                                               9,684             9,013
                                                                            ---------         ---------
Total Assets                                                                $ 568,908         $ 562,259
                                                                            =========         =========

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
        Mortgage notes payable, net                                         $ 126,013         $  82,215
        7.3% convertible subordinated debentures, net                          23,275            23,275
        Senior notes, net                                                     124,640           124,595
        Indebtedness to banks                                                  12,000            51,500
        Accrued interest                                                        2,759             3,612
        Accrued expenses and other liabilities                                 11,985             7,204
                                                                            ---------         ---------
              Total liabilities                                               300,672           292,401

Commitments and contingencies

Minority interest payable                                                       7,181             7,085

Shareholders' Equity:
        Common stock, $1 par value, authorized 150,000,000 shares;             33,234            33,252
              33,234,206 shares issued and outstanding in 1999 and
              33,251,763 shares in 1998
        Preferred stock, $1 par value, authorized 10,000,000 shares;                0                 0
              none issued
        Additional paid-in capital                                            272,737           272,975
        Deferred compensation/stock loans                                      (2,083)           (2,386)
        Cumulative distributions in excess of net earnings                    (42,833)          (41,068)
                                                                            ---------         ---------
              Total shareholders' equity                                      261,055           262,773
                                                                            ---------         ---------
Total Liabilities and Shareholders' Equity                                  $ 568,908         $ 562,259
                                                                            =========         =========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
        For the Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                     -----------------------       -----------------------
                                                                       1999           1998           1999           1998
                                                                     --------       --------       --------       --------
Revenues:
       Income from rental properties                                 $ 20,533       $ 20,592       $ 62,649       $ 58,479
       Interest income                                                    116             98            206            328
       Interest on direct financing leases                                123            127            438            444
                                                                     --------       --------       --------       --------

              Total Revenues                                           20,772         20,817         63,293         59,251

Expenses:
       Operating expenses of real estate investments                    4,826          4,439         14,416         12,942
       Interest expense                                                 5,297          4,995         16,096         14,077
       Depreciation                                                     3,449          3,339         10,419          9,611
       Amortization of debt costs                                         114            109            337            328
       General & administrative                                           769          1,016          2,602          3,739
                                                                     --------       --------       --------       --------

              Total expenses                                           14,455         13,898         43,870         40,697

Equity in income of joint venture                                          (2)             0             (2)            54
                                                                     --------       --------       --------       --------

              Income before minority interest, gain on
              sales of properties and extraordinary item                6,315          6,919         19,421         18,608

Gain on sales of properties                                                 0            469          2,483          1,213

Minority interest of unitholders in
       operating partnership                                             (147)          (105)          (571)          (105)
                                                                     --------       --------       --------       --------

              Earnings before extraordinary item                        6,168          7,283         21,333         19,716

Extraordinary item -
       Loss on extinguishment of debt                                       0            (57)             0            (57)
                                                                     --------       --------       --------       --------
              Net earnings                                           $  6,168       $  7,226       $ 21,333       $ 19,659
                                                                     ========       ========       ========       ========

Per Share: (Note 2 )
       Earnings before extraordinary item - basic                    $   0.19       $   0.22       $   0.64       $   0.60
       Extraordinary item - basic                                          --             --             --             --
       Net earnings - basic                                          $   0.19       $   0.22       $   0.64       $   0.60
                                                                     ========       ========       ========       ========

       Earnings before extraordinary item - diluted                  $   0.19       $   0.22       $   0.64       $   0.60
       Extraordinary item - diluted                                        --             --             --             --
       Net earnings - diluted                                        $   0.19       $   0.22       $   0.64       $   0.60
                                                                     ========       ========       ========       ========
Weighted average number of shares outstanding:
       Basic                                                           33,148         33,132         33,147         32,876
                                                                     ========       ========       ========       ========

       Diluted                                                         33,967         33,141         33,149         32,907
                                                                     ========       ========       ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                       IRT Property Company & Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                                 (In thousands)

                                                                               --------       --------
                                                                                 1999           1998
                                                                               --------       --------
Cash flows from operating activities:
 Net earnings                                                                  $ 21,333       $ 19,659
 Adjustments to reconcile earnings to net cash from operating activities:
   Depreciation                                                                  10,419          9,611
   Gain on sale of properties                                                    (2,483)        (1,213)
   Minority interest of unitholders in partnership                                   29            105
   Amortization of deferred compensation                                             77             83
   Amortization of debt costs and discounts                                         380            372
   Amortization of capitalized leasing income                                       116             97
   Extraordinary loss - extinguishment of debt                                       --             57
   Changes in assets and liabilities:
      Decrease in accrued interest on debentures and senior notes                  (853)          (996)
      Increase in interest receivable, prepaid expenses
        and other assets                                                           (377)        (2,418)
      Increase in accrued expenses and other liabilities                          4,781          4,993
                                                                               --------       --------

Net cash flows from operating activities                                         33,422         30,350
                                                                               --------       --------

Cash flows used in investing activities:
 Proceeds from sales of properties, net                                          12,411          5,783
 Non-operating distributions from unconsolidated joint venture                       --            356
 Investment in affiliate                                                         (6,708)            --
 Additions to real estate investments, net                                      (13,981)       (37,676)
 Collections of mortgage loans, net                                               1,004             23
                                                                               --------       --------

Net cash flows used in investing activities                                      (7,274)       (31,514)
                                                                               --------       --------

Cash flows (used in) from financing activities:
 Cash dividends and distributions paid, net                                     (23,098)       (20,767)
 Exercise of stock options                                                           37             20
 Repayment of mortgage notes payable                                             (1,943)        (9,880)
 Payment of deferred financing costs                                               (603)            --
 Proceeds from mortgage notes payable                                            40,000          4,401
 (Decrease) increase in bank indebtedness                                       (39,500)        28,600
 Extraordinary item - loss on extinguishment of debt                                 --            (57)
                                                                               --------       --------

Net cash flows (used in) from financing activities                              (25,107)         2,317
                                                                               --------       --------

Net increase in cash and cash equivalents                                         1,041          1,153

Cash and cash equivalents at beginning of period                                    344            275
                                                                               --------       --------

Cash and cash equivalents at end of period                                     $  1,385       $  1,428
                                                                               ========       ========
Supplemental disclosures of cash flow information:

 Total cash paid during period for interest                                    $ 16,930       $ 14,721
                                                                               ========       ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 1999 and 1998


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report to Shareholders for the year ended December 31, 1998. The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company, VW Mall, Inc. and IRT Alabama, Inc., and its majority-owned subsidiary IRT Partners LP. Intercompany transactions and balances have been eliminated in the consolidation. The Company's investments in IRT Capital Corporation ("IRTCC") and IRT Capital Corporation II ("IRTCCII") have been accounted for under the equity method of accounting. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 1999 and 1998 have been recorded. The results of operations for the interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.       Earnings Per Share

         Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period consistent with the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The effects of the convertible debentures and certain stock options and non-vested restricted stock, using the treasury stock method, have been excluded from the calculation of dilutive earnings per share, as they are anti-dilutive. The effect of the conversion of the Operating Partnership Units held by the minority interest has been included in the calculation of earnings per share for the quarter ended September 30, 1999. For all other periods presented, the effects of the conversion are excluded as they are anti-dilutive.

                                                                                                   Per Share
                                                                  Income           Shares            Amount
                                                                  ------           ------          ----------
(In thousands except per share data)


For the three months ended September 30, 1999
---------------------------------------------
Basic net earnings available to shareholders                       $ 6,168          33,148          $   0.19
                                                                                                    ========
Options outstanding                                                     --               3
Minority interest of unitholders in operating partnership              147             816
                                                                   -------          ------
Diluted net earnings available to shareholders                     $ 6,315          33,967          $   0.19
                                                                   =======          ======          ========


For the three months ended September 30, 1998
---------------------------------------------
Basic net earnings available to shareholders                       $ 7,227          33,132          $   0.22
                                                                                                    ========
Options outstanding                                                     --               9
Minority interest of unitholders in operating partnership              104              --
                                                                   -------          ------
Diluted net earnings available to shareholders                     $ 7,331          33,141          $   0.22
                                                                   =======          ======          ========


For the nine months ended September 30, 1999
--------------------------------------------
Basic net earnings available to shareholders                       $21,333          33,147          $   0.64
                                                                                                    ========
Options outstanding                                                     --               2
Minority interest of unitholders in operating partnership               --              --
                                                                   -------          ------
Diluted net earnings available to shareholders                     $21,333          33,149          $   0.64
                                                                   =======          ======          ========


For the nine months ended September 30, 1998
--------------------------------------------
Basic net earnings available to shareholders                       $19,659          32,876          $   0.60
                                                                                                    ========
Options outstanding                                                     --              31
Minority interest of unitholders in operating partnership              104              --
                                                                   -------          ------
Diluted net earnings available to shareholders                     $19,763          32,907          $   0.60
                                                                   =======          ======          ========

3.       7.3% Convertible Subordinated Debentures

         During February and March 1998, $5,178,000 of the 7.3% convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

         Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275,000 of debentures outstanding on September 30, 1999 are converted.

4.       Rental Properties

Property Acquisitions
(in thousands, except square footage)


  Date                                                    Square    Year     % Leased      Total      Cash    Mortgage   Principal
Acquired       Property Name             City, State      Footage   Built  at Acquisition   Cost      Paid     Assumed    Tenants
------------------------------------------------------------------------------------------------------------------------------------
2/26/99     The Shoppes at Lago Mar      Kendall, FL       82,613   1995         98%       $ 9,916   $ 4,174    $5,742     Publix,
                                                                                                                         Blockbuster
3/15/99     Williamsburg at Dunwoody     Dunwoody, GA      44,928   1983        100%         5,602     5,602         0
                                                          -------                          ---------------------------
                                                          127,541                          $15,518    $9,776    $5,742
                                                          =======                          ===========================

              Property Dispositions
              (in thousands, except square footage)

 Date                                                    Square        Sales           Cash                        Principal
 Sold         Property Name           City, State        Footage       Price          Proceeds         Gain          Tenants
--------------------------------------------------------------------------------------------------------------------------------
06/01/99   Litchfield Landing     Pawley's Island, SC     42,201       $ 3,190         $ 3,129        $1,191     Harris Teeter,
                                                                                                                    Eckerd
06/01/99   First Street Station   Albemarle, NC           52,230         3,137           3,038           320     Harris Teeter,
                                                                                                                    Eckerd
06/01/99   Taylorsville           Taylorsville, NC        48,537         2,571           2,430           609     Harris Teeter

06/01/99   University Center      Greenville, NC          56,180         3,462           3,399           202     Harris Teeter,
                                                                                                                    Eckerd
           Other                                                           417             413           161
                                                         ---------------------------------------------------
                                                         199,148       $12,777         $12,409        $2,483
                                                         ===================================================

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

         On June 1, 1999 the Company loaned IRTCCII $3.8 million to purchase 23 acres of undeveloped land in Miramar, Florida. On September 3, 1999, the Company loaned IRTCCII $2.6 million to purchase a shopping center and two parcels of undeveloped land covering 9.1 acres in Pasco County, Florida. The Company may lend additional money to IRTCCII for the development of these properties.

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

         The Company's subsidiary, IRT Partners LP, cancelled a contract to purchase a shopping center valued at $9,015,000 upon the completion of the due diligence.

7.       Subsequent Events

         On October 4, 1999, the Company paid, at par, the remaining balance, $3.3 million, of the mortgage on Pinhook Plaza. The property is currently unencumbered.

         On October 12, 1999, Jitney Jungle, one of the Company's anchor tenants, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of filing, the Company leased ten stores to the tenant covering 418,000 square feet. The rents from these leases accounted for approximately 4.9% of the Company's gross revenues for the nine months ended September 30, 1999. Two of the ten stores were closed at the time of filing and one additional store has been closed subsequent to the filing. The leases on the two previously closed stores have been rejected. Prior to the Jitney Jungle bankruptcy, the Company was exploring opportunities to re-lease the two closed stores. The timing, outcome and effects of the Jitney Jungle bankruptcy proceeding on the Company are subject to the broad discretion of the bankruptcy court and are uncertain.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Material Changes in Financial Condition.

         During the nine months ended September 30, 1999 the Company:

- obtained a $40,000,000, 6.5% fixed rate, 25 year fully-amortizing loan secured by first mortgages on eight properties, and

- obtained cash proceeds of approximately $12,411,000 upon the sales of properties and recognized a gain of approximately $2,483,000 for financial reporting purposes.

         During the nine months ended September 30, 1999, the Company utilized funds of:

- approximately $39,500,000 to pay down its unsecured revolving term loan,

- approximately $15,518,000 for the acquisition of two shopping center investments, consisting of cash of approximately $9,776,000 and mortgage debt of approximately $5,742,000 secured by one of the centers,

- approximately $6,400,000 for a loan to IRTCCII, consisting of approximately $3,800,000 for the acquisition of 23 acres of undeveloped land in Miramar, Florida, and approximately $2,600,000 for the acquisition of a shopping center and 9.1 acres of undeveloped land in Pasco County, Florida, and

-        $625,000 to repay at maturity a 9% purchase-money mortgage.


         During the nine months ended September 30, 1998 the Company:

- obtained cash proceeds of approximately $5,783,000 upon the sale of two investments and the condemnation of a small strip of land,

- obtained net cash proceeds of approximately $4,400,000 from the financing of the Mableton Crossing shopping center, a 1998 acquisition, and

-        borrowed $28,600,000 under its unsecured revolving term loan.

         During the nine months ended September 30, 1998, the Company utilized funds of:

- approximately $71,459,000 for the acquisition of eight shopping center investments, consisting of cash of approximately $34,760,000, mortgage debt of approximately $28,334,000 secured by five of the centers and approximately $8,365,000 of operating partnership units,

- $3,526,000 to prepay two mortgage notes payable bearing interest at 9.875%,

-        $2,175,000 to prepay a 10.25% mortgage,

-        $543,000 to prepay an 8.25% mortgage,

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

         Material Changes in Results of Operations.

         During the three months and nine months ended September 30, 1999, rental income from the Company's portfolio of shopping center investments:

         - increased approximately $416,000 and $1,160,000 respectively, for the core portfolio,

         - increased approximately $1,399,000 and $6,302,000 respectively, due to the acquisition of nine shopping centers in 1998 and two in 1999,

         - decreased approximately $509,000 and $833,000 respectively, due to sales of two investments in 1998, five investments in 1999 and the foreclosure of the Spanish Quarter mortgage held by the Company in 1998,

         - decreased approximately $1,365,000 and $2,459,000 respectively, due to six centers under redevelopment, and

         - included approximately $215,000 billed to the Jitney Jungle stores for common area maintenance and tax reimbursements for the third quarter of 1999.

         During the three months and nine months ended September 30, 1998, rental income from the Company's portfolio of shopping center investments:

         - decreased approximately $75,000 and increased approximately $594,000 respectively, for the core portfolio,

         - increased approximately $2,508,000 and $7,100,000 respectively, due to the acquisition of seventeen shopping centers in 1998 and 1997,

         - increased approximately $178,000 and $614,000 respectively, due to the acquisition of an apartment investment, obtained by the Company through foreclosure of the wrap-around mortgage loan on the Spanish Quarter Apartments in February 1998 and the shopping center acquired through foreclosure in August 1998,

         - decreased approximately $378,000 and $1,076,000 respectively, due to sales of three investments in 1998 and 1997, and

         - the Company recognized approximately $2,092,000 of income upon the termination of two anchor tenants' leases necessitated by the redevelopment of two centers, one of which was acquired in December 1997.

         Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $189,000 and $118,000 during the three months ended September 30, 1999 and 1998 respectively, and approximately $931,000 and $717,000 during the nine months ended September 30, 1999 and 1998, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.

         Interest income during the three months and nine months ended September 30, 1999, increased approximately $18,000 and decreased approximately $122,000, respectively, due primarily to the foreclosure of the Walton Plaza mortgage loan in the third quarter of 1998.

         Interest income during the three months and nine months ended September 30, 1998:

         - decreased approximately $234,000 and $668,000 primarily due to the repayment of one purchase-money mortgage in the third quarter 1997 and the foreclosure of the Spanish Quarter Apartments mortgage loan and the Walton Plaza mortgage loan during the first and third quarters of 1998, respectively, and

         - decreased approximately $3,000 and $53,000 respectively, due to less interest being earned on short-term money market investments compared to the same time periods in 1997.

         IRTCC, which is accounted for by the Company under the equity method, recognized $54,000 of income from a joint venture upon the sale during the first quarter of 1998 of a 1.31 acre parcel of land held by the joint venture.

         During the three months and nine months ended September 30, 1999 operating expenses related to the Company's portfolio of real estate investments:

         - increased approximately $307,000 and $353,000, respectively, for the core portfolio,

         - increased approximately $348,000 and $1,608,000 respectively, due to the acquisition of nine shopping centers in 1998 and two in 1999,

         - decreased approximately $110,000 and $319,000 respectively, due to the sale of the foreclosed Spanish Quarter Apartments in 1998.

         During the three months and nine months ended September 30, 1998 operating expenses related to the Company's portfolio of real estate investments:

         - decreased approximately $79,000 and increased approximately $859,000 respectively, for the core portfolio,

         - increased approximately $761,000 and $1,927,000 respectively, due to the acquisition of seventeen shopping centers in 1998 and 1997,

         - increased approximately $116,000 and $325,000 respectively, due to the acquisition of the Spanish Quarter Apartments obtained through the foreclosure of the Spanish Quarter Apartments mortgage loan during the first quarter of 1998 and the acquisition of the Walton Plaza shopping center obtained through the foreclosure of the Walton Plaza mortgage loan during the third quarter of 1998, and

         - decreased by approximately $167,000 and $493,000 respectively, due to three sales in 1998 and 1997.

         During the three months and nine months ended September 30, 1999 interest expense on mortgages decreased approximately $29,000 and

$459,000, respectively, primarily due to five mortgages being repaid in 1998 and one in 1999 and increased approximately $874,000 and $3,212,000 respectively, due to:


         - the assumption of a $2,232,000 mortgage bearing interest at 7.65% upon the acquisition of Town & Country shopping center in January, 1998,

         - the assumption of three mortgages aggregating approximately $20,083,000 bearing interest at 9.1875% upon the acquisition of Charlotte Square, Riverside Square and Tamarac Square in August, 1998 (these mortgages were discounted to the then current market rate of 8% for financial reporting purposes),

         - the assumption of a $5,937,000 mortgage bearing interest at 8% upon the acquisition of Treasure Coast shopping center in August, 1998,

         - the placement of a $4,500,000 mortgage, bearing interest at 6.85%, on Mableton Crossing in August, 1998 (Mableton was acquired without debt in June, 1998),

         - the assumption of a $5,742,000 mortgage bearing interest at 8% upon the acquisition of Lago Mar shopping center in February, 1999, and

         - the placement, in February 1999, of a 25 year fully-amortizing $40,000,000 loan, secured by first mortgages on eight properties, bearing fixed interest at 6.5%.

         During the three months and nine months ended September 30, 1998 interest expense on mortgages increased approximately $136,000 and decreased approximately $952,000, respectively, due to:

         - the repayment of an aggregate of $43,933,000 of mortgage debt bearing interest at an average rate of 8.44% during 1997 and 1998, and

         - the assumption of an aggregate of $44,377,000 of mortgage debt bearing interest at an average rate of 7.85% during 1998 and 1997.

         Interest expense also decreased due to:

         -        the repurchase of $54,799,000 of 7.3% debentures in January
                  1997,

         - the conversion of $5,178,000 of 7.3% debentures during the first quarter of 1998 and $1,653,000 during 1997, and

         - the issuance in August 1997 of $75,000,000 of 7.25% senior notes due August 2007.

         Interest expense on bank indebtedness decreased approximately $601,000 and $688,000, respectively, for the three months and nine months ended September 30, 1999. The Company had average borrowings of approximately $7,373,000 and $42,024,000 at effective interest rates of 6.55% and 6.96%, under its bank credit facility during the three months ended September 30, 1999 and 1998, respectively. The Company had average borrowings of approximately $19,960,000 and $31,724,000 at effective interest rates of 6.38% and 6.97%, under its variable rate bank credit facility during the nine months ended September 30, 1999 and 1998, respectively. In addition, the Company incurred commitment fees of approximately $149,000 and $128,000 in 1999 and 1998, respectively, based on the aggregate unused portion of the commitment.

         The net increase in depreciation expense in 1999 was primarily due to the eleven shopping center investments acquired during 1998 and 1999, partially offset by the six investments sold during 1998 and 1999.

         The net decrease in general and administrative expense of approximately $1,137,000 for the nine months ended September 30, 1999 was primarily due to:

         -        a reduction in incentive compensation expense of $363,000,

         - capitalization of $430,000 of incremental compensation and other personnel costs associated with leasing activity, and

         - merger expenses of approximately $373,000, which were incurred in 1998 and did not result in a merger.


         Year 2000 readiness disclosure. The Company has assessed the possible effects of the Year 2000 computer problem in connection with its technology investments and operations. Management currently believes the Company has limited exposure and expects the cost of addressing all Year 2000 issues to be less than $30,000 in 1999 principally as part of the general upgrade of the Company's voice mail and phone system. As part of its assessment, Company management has evaluated Year 2000 compliance by those with which it does business and to date has not discovered any Year 2000 problem with significant counter parties that it believes are reasonably likely to have a material adverse effect upon the Company. Due to the nature of Year 2000 issues, the Company realizes that additional information may come to light at any time during the year and the Company intends to continue to monitor significant counter parties in the future in the event that circumstances change. Overall, however, even with Year 2000 related failures at all major tenants, the Company believes that it can receive its rent payments via alternative methods of payment. However, no assurance may be given that potential Year 2000 problems at those companies with which the Company does business will not occur, and if these occur, consequences to the Company will not be material. Except for the voice mail and phone systems, which will be replaced in November 1999, most of the Company's technology systems have already been certified as Year 2000 compliant. The Company designates each of the statements made by it herein as a Year 2000 Readiness Disclosure. Such statements are made pursuant to the Year 2000 Information and Readiness Disclosure Act.

          Funds from Operations. The Company defines funds from operations, consistent with the NAREIT definition, as net earnings on real estate investments and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible debentures are added back to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the three months and nine months ended September 30, 1999 and 1998. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

       The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters ended September 30, 1999 and 1998 (in thousands except per share data):


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                      ---------------------       -----------------------
                                                        1999         1998           1999           1998
                                                      -------      --------       --------       --------

Net earnings                                          $ 6,168      $  7,226       $ 21,333       $ 19,659

    Gain on sales                                           0          (469)        (2,483)        (1,213)
    Depreciation (*)                                    3,434         3,299         10,309          9,571
    Amortization of capitalized leasing fees (*)          134            78            343            209
    Amortization of capitalized leasing income             34            32            116             97
    Loss on extinguishment of debt                          0            57              0             57
    Nonrecurring merger expenses                            0             0              0            373
                                                      -------      --------       --------       --------
Funds From Operations                                   9,770        10,223         29,618         28,753

    Interest on convertible debentures                    424           425          1,274          1,321
    Amortization of convertible debenture costs            25            25             75             78
    Amounts attributable to minority interests            168           146            689            146
                                                      -------      --------       --------       --------

Fully Diluted Funds From Operations                   $10,387      $ 10,819       $ 31,656       $ 30,298
                                                      =======      ========       ========       ========
Per Share:
   Fully Diluted Funds From Operations                $  0.29      $   0.30       $   0.88       $   0.86
                                                      =======      ========       ========       ========

Applicable weighted average shares                     36,036        35,748         36,034         35,277
                                                      =======      ========       ========       ========

(*)  Net of amounts attributable to minority interests


         Additional Information. The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments and for leasing fees during the quarters ended September 30, 1999 and 1998 (in thousands):


                                                    Three Months Ended      Nine Months Ended
                                                        September 30,         September 30,
                                                    ------------------      ------------------
                                                       1999       1998       1999        1998
                                                      ------      ----      ------      ------
Tenant Improvements:
  Shopping Centers                                    $  287      $209      $  889      $  781
  Industrial                                               0         0           0          17
                                                      ------      ----      ------      ------
    Total Tenant Improvements                            287       209         889         798
                                                      ------      ----      ------      ------

Capital Expenditures:
  Shopping Centers                                     1,691       335       3,228       1,428
  Industrial                                              18         0          39          52
                                                      ------      ----      ------      ------

    Total Capital Expenditures                         1,709       335       3,267       1,480
                                                      ------      ----      ------      ------

        Total Improvements                            $1,996      $544      $4,156      $2,278
                                                      ======      ====      ======      ======
Leasing Fees Paid                                     $  375      $113      $  880      $  345
                                                      ======      ====      ======      ======

Principal Amortization of Mortgage Notes Payable      $  511      $240      $1,318      $  787
                                                      ======      ====      ======      ======

PART II.  OTHER INFORMATION


       Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (4.5)    Supplemental Indenture No. 2, dated as of November 1,
                           1999, among IRT Property Company, an issuer, IRT
                           Capital Corporation II, IRT Management Company, IRT
                           Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTurst Bank, Atlanta, as trustee (Registration
                           Statement No. 333-48571), incorporated by reference to Exhibit No. 4.5 of the Company's report on Form
                           8-K dated November 12, 1999.

                  (4.7)    Supplemental Indenture No. 4, dated as of November 1,
                           1999, among IRT Property Company, an issuer, IRT
                           Capital Corporation II, IRT Management Company, IRT
                           Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTurst Bank, Atlanta, as trustee (Registration
                           Statement No. 333-48571), incorporated by reference to Exhibit No. 4.7 of the Company's report on Form
                           8-K dated November 12, 1999.

                  (10.12)  $100,000,000 Credit Agreement dated as of November 1,
                           1999, among the Company, Wachovia Bank, N.A., First
                           Union National Bank, Wachovia Securities, Inc.,
                           AmSouth Bank, SouthTrust Bank, N.A., and SunTrust
                           Bank, Atlanta, incorporated by reference to Exhibit
                           No. 10.12 of the Company's report on Form 8-K dated
                           November 12, 1999.

                  (10.13) $5,000,000 Revolving Loan Credit Agreement dated as of November 1, 1999, among the Company and Wachovia
                           Bank, N.A., incorporated by reference to Exhibit No.
                           10.13 of the Company's report on Form 8-K dated
                           November 12, 1999.

                  (10.30)  Change in Control Agreement between the Company and
                           James G. Levy dated as of August 1, 1999.


                  (10.31)  Change in Control Agreement between the Company and
                           Daniel F. Lovett dated August 1, 1999.

                  (21)     Company Subsidiaries

                  (27)     Financial Data Schedule (for S.E.C. use only)

                  (99)     Unaudited Financial Statements of IRT Partners L.P.
                           for the three months ended September 30, 1999

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                            IRT PROPERTY COMPANY


Date:      November 15, 1999                /s/ Thomas H. McAuley
-----------------------------               ---------------------------
                                            Thomas H. McAuley
                                            President & Chief Executive Officer


Date:      November 15, 1999                /s/ James G. Levy
----------------------------                ---------------------------
                                            James G. Levy
                                            Senior Vice President &
                                            Chief Accounting Officer