Form 10-K405
period 1999-12-31
IRT PROPERTY CO
filed 2000-03-30
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From         to
                                                   -------    --------

                         Commission File Number 1-7859
                         -----------------------------

                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)


                            Georgia                                                       58-1366611
 (State of other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification Number)

                200 Galleria Parkway, Suite 1400
                        Atlanta, Georgia                                                     30339
            (Address of principal executive offices)                                      (Zip Code)

       Registrant's telephone number, including area code:(770) 955-4406


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class                                 Name of each exchange on which registered
    Shares of Common Stock                                         New York Stock Exchange
         $1 Par Value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant at March 17, 2000 was $254,241,935.

       32,030,480 shares of Common Stock, $1 Par Value, were outstanding at March 17, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders of the
                Company to be filed pursuant to Regulation 14A.

CERTAIN MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, TAX CONSIDERATIONS, COMPETITIVE CONDITIONS, REGULATION, DISTRIBUTIONS TO SHAREHOLDERS, DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND LIQUIDITY OF THE COMPANY AND CERTAIN OTHER MATTERS. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT, WHICH INCLUDE, WITHOUT LIMITATION, CHANGES IN TAX LAWS OR REGULATIONS; VACANCIES AND LEASE RENEWALS; TENANT CLOSINGS; THE FINANCIAL CONDITION (INCLUDING POSSIBLE MERGERS OR BANKRUPTCIES) OF TENANTS; COMPETITION; CHANGES IN NATIONAL AND LOCAL ECONOMIC CONDITIONS AND POSSIBLE ENVIRONMENTAL LIABILITIES AND THOSE FACTORS DISCUSSED IN THIS REPORT UNDER THE SECTION ENTITLED "RISK FACTORS."

                                     PART I


ITEM 1

Business

General Development of Business.

         IRT Property Company ("IRT"), founded in 1969 and a Georgia corporation since 1979, is an owner, operator, developer and redeveloper of neighborhood and community shopping centers located primarily in the southeastern United States and usually anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores. IRT is a self-administered and self-managed equity real estate investment trust ("REIT") with acquisition, development, redevelopment, financing, property management and leasing capabilities.

         IRT has elected since inception to be treated as a REIT under the Internal Revenue Code (the "Code"). IRT intends to continue such election, although it is not required to do so. For the special provisions applicable to REITs, reference is made to Sections 856-860 of the Code, as amended.

         IRT has three wholly-owned subsidiaries (collectively, the "Company"). VW Mall, Inc. ("VWM") was formed in July 1994. VWM is not currently engaged in any activities but may do so in the future. IRT Alabama, Inc. ("IRTAL") was formed in August 1997. Upon its formation, IRTAL purchased Madison Centre in Madison, Alabama and has no other significant operations beyond this property. IRT Management Company ("IRTMC") was formed in 1990. IRTMC currently holds 91.9% of the operating units of IRT Partners L.P. (see description below). The Company also has affiliations with three other subsidiaries that are not wholly-owned.

         IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was formed under the laws of Georgia in 1996. IRTCC has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage functions. The Company holds 96% of the non-voting common stock and 1% of the voting common stock of IRTCC. The remaining voting common stock is currently held by a former member of the Board of Directors and an executive officer of the Company. IRTCC, which is accounted for by the Company under the equity method, is taxed as a regular corporation and not as a REIT.

         IRT Partners, L.P. ("LP"), a Georgia limited partnership, was formed in 1998 to enhance the Company's acquisition opportunities by offering potential sellers the ability to engage in tax-deferred sales in exchange for Operating Partnership Units ("OP Units") of LP which are redeemable for shares of the Company's common stock. IRT serves as general partner of LP and made an initial contribution of 20 shopping centers and related assets and cash to LP in exchange for OP Units and partnership interests. Subsequent to the formation of LP, the Company has contributed cash to acquire four shopping centers, and LP has divested three shopping centers. As a result, IRT and IRTMC own approximately 92.9% of LP, which is included in the Company's consolidated financial statements. LP currently has several unaffiliated limited partners resulting from the acquisition of three Florida properties by LP in August 1998. The unaffiliated limited partners have the option to require LP to redeem their OP Units at any time, in which event LP has the option to purchase the OP

Units for cash or convert them into one share of the Company's common stock for each OP Unit. In connection with the Company's formation of LP and its proposed operations, LP has guaranteed the Company's bank indebtedness and its senior indebtedness.

         IRT Capital Corporation II ("IRTCCII"), a taxable subsidiary of the Company, was formed under the laws of Georgia in 1999. IRTCCII has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage functions. The Company holds 96% of the non-voting common stock and 1% of the voting common stock of IRTCCII. The remaining voting common stock is currently held by an executive officer and a director of the Company. IRTCCII, which is accounted for by the Company under the equity method, is taxed as a regular corporation and not as a REIT. IRTCCII currently is in the process of developing two shopping centers in Florida. In connection with the Company's formation of IRTCCII and its proposed operations, IRTCCII has guaranteed the Company's bank indebtedness and its senior indebtedness.


Financial Information and Description of Business.

         The Company's fundamental business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on neighborhood and community shopping centers in the southeastern United States. The Company's investment portfolio also includes one industrial property, three investments which are accounted for as direct financing leases and two mortgage loans. In addition, the Company has authority to make other types of equity and mortgage investments in real estate.

         For a description of the Company's individual investments and of material developments during 1999 regarding these investments and the Company as a whole, reference is made to Items 2 and 7 hereof. Readers are also urged to review the Company's Annual Report to Shareholders for the year ended December 31, 1999.

         In making new real estate investments, the Company intends to continue to place primary emphasis on obtaining equity interests in well-located income-producing properties with attractive yields and potential for increases in income and capital appreciation. The Company focuses on neighborhood and community shopping centers, primarily in the southeastern United States; however, the Company will consider acquisitions in other regions. The Company also, from time to time, considers the disposition or exchange of existing investments in order to improve its investment portfolio or increase its funds from operations. Existing investments are continuously reviewed by Company management, and appropriate programs to renovate and modernize properties are designed and implemented in order to improve leasing arrangements, thereby increasing funds from operations and property values. The Company's investment and portfolio management philosophy is designed to implement its overall objective of maximizing funds from operations and distributions to shareholders.

         The Company directly provides property management and leasing services for all of its operating properties. Self-management enables the Company to emphasize and more closely control leasing and property management. Internal property management also provides the Company opportunities for operating efficiencies by enabling it to acquire additional properties without proportionate increases in property management expenses. The Company's property management program is staffed by property management and leasing professionals located in offices in Atlanta, GA; Charlotte, NC; Orlando, FL; Ft. Lauderdale, FL and New Orleans, LA.

         In 1999 the Company initiated a development program through IRTCCII with the acquisition of two parcels of land in Florida. The Company has commenced the development of these properties and continues to search for other development opportunities. The Company maintains a conservative approach toward development and a philosophy similar to its investment and portfolio management philosophy.

         The results of the Company's operations depend upon the performance of its existing investment portfolio, the availability of suitable opportunities for new investments, the yields then available on such new investments and the Company's cost of capital. Yields will vary with the type of investment involved, the condition of the financial and real estate markets, the nature and geographic location of the investment, competition and other factors. The performance of a real estate investment company is strongly influenced by the cycles of the real estate industry. As financial intermediaries providing equity funds for real estate projects, real estate investment companies are generally subject to the same market and economic forces as other real estate investors.


Competitive Conditions.

         In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, other REITs, such as Weingarten Realty Investors and Regency Realty Corporation, and other domestic real estate companies. On properties presently owned by the Company or in which it has investments, the Company and its tenants and borrowers compete with other owners of like properties, such as Regency Realty Corporation and JDN Realty Corporation, for tenants and/or customers depending on the nature of the investment. Management believes that the Company is well positioned to compete effectively for new investments and tenants.

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

         The Company has obtained independent Phase I environmental site assessments (which generally do not include environmental sampling, monitoring or laboratory analysis) for property acquisitions beginning in 1989, and otherwise as required by its lenders. Except as otherwise disclosed and based upon information presently available to the Company, the Company has no reason to believe that any environmental contamination has occurred nor any violation of any applicable environmental law, statute, regulation or ordinance exists that would have a material adverse effect on the Company's financial position. The Company presently carries limited insurance coverage for the types of environmental risks described herein. For the years commencing January 1, 2000, the Company has acquired environmental and pollution legal liability insurance coverage to mitigate the associated risks.


Employees.

         The Company presently employs fifty-nine people located in five locations in the southeast United States.


                                RISK FACTORS

         Set forth below are the risks that management believes are material to investors in the Company's common stock ("Shares") or limited Operating Partnership Units of IRT Partners L.P. ("OP Units"), which are redeemable on a one-for-one basis for Shares or their cash equivalent. We refer to the Shares and the OP Units together as our "Securities," and the investors who own Shares or OP Units as our "Security Holders."


Owning and Operating Retail Real Estate Entails Certain Risks That Could Adversely Affect Our Performance.

         Dependence on the Retail Industry. Our properties consist predominately of community and neighborhood shopping centers. The market for retail space may be adversely affected by consolidation of retailers, the relatively weak financial condition of certain retailers and overbuilding in certain markets. Market rents and our performance could be adversely affected.

         Internet Sales. Retail sales over the Internet have been increasing rapidly. The success of electronic commerce businesses in attracting customers of our tenants could adversely affect our tenants and other companies, and thus the demand for retail space. A reduction in the demand for retail space could adversely affect our performance.

         Financial Condition of Tenants. If any of our anchor tenants or a sufficient number of key tenants were unable to make their scheduled rental payments, due to poor financial condition, we could experience a materially adverse effect on our financial condition.

         Bankruptcy of Tenants. A financially troubled tenant could seek the protection of the bankruptcy laws, which might result in rejection and termination of the tenant's lease. Whether or not a financially troubled tenant seeks the protection of the bankruptcy laws, we could experience delays and incur significant costs and delays in enforcing our rights against a financially troubled tenant that does not pay its rent when due.

                  In October 1999, Jitney Jungle Stores of America ("Jitney Jungle") filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, the Company had leases with Jitney Jungle at ten store locations. Jitney Jungle has disavowed three of the leases, one of which the Company has since re-leased to a national tenant. In the event that Jitney Jungle, seeking protection under the bankruptcy laws, rejects or terminates any of its leases, such rejection or termination could affect the Company's performance. The timing and effects of the Jitney Jungle bankruptcy proceedings on the Company are uncertain, but the Company is participating in these proceedings and is evaluating its alternatives with respect to each of its leases with Jitney Jungle.

         Vacancies and Lease Renewals. Our anchor tenants' leases generally have terms of up to 20 years, often with one or more renewal options. We may not be able to find a replacement tenant at the end or nonrenewal of a lease. The space may remain vacant or may be re-leased at terms that vary materially with the original terms.

         Tenant Closings. Certain leases permit the tenant to close its operations at the leased location. Although the tenant would still be responsible for its rental obligations, any rents based on the sales of that tenant could be lost. Such a closure could adversely affect customer traffic as well as the other tenants at a shopping center. Rental rates and occupancy may also be affected adversely at such a center.

         Real Estate Investments Are Illiquid. Real estate investments generally cannot be sold quickly. We may not be able to alter our portfolio promptly in response to economic or other conditions.

Real Estate Industry Risks May Affect Our Performance.

         Concentration in the Southeast. Most of our real estate portfolio is located in the southeastern United States. This region has experienced rapid growth in recent years. Our business could be adversely affected generally by changes in the region's growth and economic condition, or specifically in the local markets for retail space.

         Uncertainty of Meeting Acquisition Objectives. We continually seek additional shopping centers and portfolios of shopping centers. We seek purchases with attractive initial yields and/or which may enhance our revenues and funds from operations through renovation, development, expansion and re-leasing programs. We also evaluate mergers and acquisitions with companies engaged in businesses similar to ours. We incur certain costs to evaluate possible transactions. We may not complete such transactions and certain costs are not recoverable in the event the transactions are not consummated. Also, there can be no assurance we will be able to meet our acquisition goals at any given time.

         Uncertainty of Acquired Property Performance. We cannot assure that any acquisition will increase our revenues or funds from operations or result in a certain yield.

         Competition. We compete with numerous other real estate companies. Other retail properties within our markets compete with us for tenants. The location and number of competitive retail properties could affect the Company's occupancy levels and rental increases.

         Development Competition. Other real estate companies compete with us for development, redevelopment and acquisition opportunities. Such competitors may be willing and able to pay more for such opportunities than we would. This may increase the prices sought by sellers of these properties.

Environmental Problems Are Possible and Could Be Costly.

         Possible Environmental Liabilities. An owner or operator of real estate may be liable for the costs of removal of the releases of certain hazardous or toxic substances. The presence of hazardous or toxic substances on or near our properties, or the failure to properly clean them up, may adversely affect our ability to sell or rent the property or to use such property as collateral for our borrowings. Corrective costs could adversely affect our financial condition and performance.

         Lack of Environmental Analyses. The Company has obtained independent Phase I environmental site assessments (which generally do not include environmental sampling, monitoring or laboratory analysis) for property acquisitions beginning in 1989, and otherwise as required by its lenders. Except as otherwise disclosed and based upon information presently available to the Company, the Company has no reason to believe that any environmental contamination has occurred nor any violation of any applicable environmental law, statute, regulation or ordinance exists that would have a materially adverse effect on the Company's financial position. The Company presently carries limited insurance coverage for the types of environmental risks described herein. For the years commencing January 1, 2000, the Company has acquired environmental and pollution legal liability insurance coverage to mitigate the associated risks. However, there is no assurance that this insurance will be adequate to protect the Company against unforeseen liabilities, which could adversely affect the Company's performance.

         Presence of Dry Cleaning Solvents. A number of Company properties include facilities leased to dry cleaners. At some of these properties, dry cleaning solvents have been discovered in soil and or groundwater. In each such instance either the amount detected was below reportable limits or the state regulatory authority has informed the Company that no further enforcement action would be taken. In Florida, the state regulatory authority has admitted the affected Company property into the state-sponsored fund responsible for the clean up of dry cleaning spills. Neither the admission of a property into the Florida fund nor the assurances of the relevant state regulatory authority ensures that the Company will not incur costs associated with corrective action.

American Disabilities Act.

         Compliance with the Americans with Disabilities Act and Other Laws. Our properties must comply with the federal Americans with Disabilities Act of 1990 (the "ADA"). This law requires that disabled persons must be able to enter and use public properties like our shopping centers. The ADA, or other federal, state and local laws may require us to modify our properties and may limit renovations. If we fail to obey such laws, we may pay fines or damages.

Some Potential Losses Are Not Covered by Insurance.

         We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe this insurance coverage is reasonably adequate. Certain types of losses, such as lease and other contract claims generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose some or all of our investment in a property, and the anticipated future revenue from the property could be adversely affected.

         Notwithstanding any such loss, we would still owe mortgage debt or other financial obligations related to the property.

Our Performance Is Subject to Risks Associated with Debt Financing.

         At December 31, 1999, we had $290 million in long-term debt. On December 31, 1999, our debt-to-total market capitalization ratio was 53% without conversion of the subordinated debentures or the OP Units and 49% assuming conversion of the subordinated debentures and the OP Units. Of our long-term debt, 42% is secured by mortgages on our properties. We must pay our debts on time. We cannot pay dividends to our Security Holders unless our debt has been paid when due.

Security Holders May Be Adversely Affected by the Dilution of Common Stock.

         The Company may issue additional Shares or OP Units without Security Holder approval. Additionally, each OP Unit may be redeemed by the holder for one share of common stock or, at our option, the cash value of one share of common stock. Such actions may dilute a Shareholder's interest in the Company.

Our Liquidity Is Subject to the Restrictions on Sales of Certain Properties.

         We have agreements that limit our sale of certain properties acquired by LP for up to 10 years. We may enter into similar agreements with future sellers of properties to LP. These agreements may prevent sales of properties that could be advantageous to our Security Holders.

The Ability to Effect Changes in Control of the Company May Be Limited.

         Certain provisions of the law, our charter documents and Company policies may have the effect of delaying or preventing a change in control of the Company or other transaction that could, if consummated, provide investors with a premium over the then-prevailing market price of the Company's securities. These provisions include the Shareholders Rights Plan and the ownership limit described below. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be of benefit to other equity interests in the Company. For a description of the Company's Shareholders Rights Plan, see the Company's report on Form 8-K dated August 21, 1998.

The Company Is Subject to Ownership Limits and Certain Adverse Effects of Failing to Qualify as a Reit.

         Concentration of Ownership of the Company Is Limited. In order to qualify as a REIT under the Code we must satisfy various tests related to the sources and amounts of our income, the nature of our assets and our stock ownership. For example, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals. Our charter authorizes our directors to take such action as may be required to preserve our qualification as a REIT including placing limits on the ownership of our securities. These limits may have the ancillary effect of delaying, deferring or preventing a change in control of the Company.

         REIT Investment Limitations. We must hold certain types of real estate and other investments. This may limit our ability to diversify our assets outside of real estate.

         Adverse Effects of Failing to Qualify as a REIT. If the Company fails to qualify as a REIT under the Code, it will be subject to income taxes on its taxable income. The Company also may be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This would reduce the net earnings of the Company available for investment or distribution to Security Holders because of the additional tax liability for the year(s) involved. In addition, distributions to our Security Holders would no longer be required, which would likely substantially reduce, or even eliminate, any dividends paid by the Company to its shareholders.

ITEM 2

         (In thousands, except for square footage)

Properties

         The following tables and notes thereto describe the properties in which the Company had investments at December 31, 1999, as well as the mortgage indebtedness to which the Company's investments were subject. Reference is made to Note 3 to the consolidated financial statements included as a part of this report for information on minimum base rentals on noncancellable operating leases for the next five years and thereafter.


I.  EQUITY INVESTMENTS (LAND AND BUILDINGS)

    The Company had a fee or leasehold interest in land and improvements thereon as follows:

                                                                    Percent
                                 Date                                Leased         Year
          Description          Acquired            Area             12/31/99     Completed
          -----------          --------            ----             --------     ---------
      SHOPPING CENTERS

Abbeville Plaza                   4/86         59,525 sq. ft.           19%          1970
   Abbeville, SC
Alafaya Commons                  11/96        120,586 sq. ft.           90%          1987
   Orlando, FL
Ambassador Row                   12/94        193,982 sq. ft.           98%        1980 &
   Lafayette, LA                                                                     1991
Ambassador Row Courtyards        12/94        155,483 sq. ft.           61%        1986 &
   Lafayette, LA                                                                     1991
Asheville Plaza (3)               4/86         49,800 sq. ft.          100%          1967
   Asheville, NC
Bay Pointe Plaza (3)             12/98         97,390 sq. ft.           93%          1984
   St. Petersburg, FL
Bluebonnet Village               12/94         90,215 sq. ft.           99%          1983
   Baton Rouge, LA
The Boulevard                    12/94         68,012 sq. ft.           54%        1976 &
   Lafayette, LA                                                                     1994
Carolina Place                    5/89         36,560 sq. ft.          100%          1989
   Hartsville, SC
Centre Point Plaza (3)         12/92 &        163,642 sq. ft.          100%        1989 &
   Smithfield, NC                12/93                                               1993
Chadwick Square (3)               1/92         31,700 sq. ft.          100%          1985
   Hendersonville, NC
Charlotte Square (3)              8/98         96,188 sq. ft.           95%          1980
   Port Charlotte, FL
Chastain Square                  12/97         74,315 sq. ft.           96%          1981
   Atlanta, GA

I.  EQUITY INVESTMENTS (LAND AND BUILDINGS) continued

                                                                    Percent
                                 Date                                Leased            Year
          Description          Acquired            Area             12/31/99        Completed
          -----------          --------            ----             --------        ---------

Chelsea Place                     7/93         81,144 sq. ft.         100%                  1992
    New Port Richey, FL
Chester Plaza                   4/86 &         71,443 sq. ft.          66%                1967 &
    Chester, SC                   2/92                                                      1992
Chestnut Square (3)               1/92         39,640 sq. ft.         100%                  1985
    Brevard, NC
Colony Square                     2/88         50,000 sq. ft.         100%                  1987
    Fitzgerald, GA
Commerce Crossing                12/92        100,668 sq. ft.         100%                  1988
    Commerce, GA
Country Club Plaza               12/94         64,686 sq. ft.          86%                  1982
    Slidell, LA
Countryside Shops                 6/94        173,161 sq. ft.          97%            1986, 1988
    Cooper City, FL                                                                       & 1991
The Crossing                     12/94        113,989 sq. ft.         100%                1988 &
    Slidell, LA                                                                             1993
Daniel Village                    3/98        164,549 sq. ft.          91%                1954 &
    Augusta, GA                                                                             1997
Delchamps Plaza                   4/88         66,857 sq. ft.         100%                  1987
    Pascagoula, MS
Douglas Commons                   8/92         97,027 sq. ft.          99%                  1988
    Douglasville, GA
Eden Centre (3)                  11/94         56,355 sq. ft.         100%                  1991
    Eden, NC
Elmwood Oaks                      1/92        130,284 sq. ft.         100%                  1989
    Harahan, LA
Fairview Oaks                     6/97         77,052 sq. ft.         100%                  1997
    Ellenwood, GA
Forest Hills Centre (3)           8/90         74,180 sq. ft.          86%                  1990
    Wilson, NC
Forrest Gallery (3)              12/92        214,450 sq. ft.          98%                  1987
    Tullahoma, TN
Ft. Walton Beach Plaza            7/86         48,248 sq. ft.          11%                  1986
    Fort Walton Beach, FL
The Galleria (3)                8/86 &         92,344 sq. ft.          92%            1986, 1990
    Wrightsville Beach, NC       12/87                                                    & 1996
Grassland Crossing                2/97         90,906 sq. ft.         100%                  1996
    Alpharetta, GA

I.  EQUITY INVESTMENTS (LAND AND BUILDINGS) continued

                                                                           Percent
                                      Date                                 Leased            Year
          Description               Acquired            Area               12/31/99        Completed
          -----------               --------            ----               --------        ---------

Greenwood                              7/97        134,132 sq. ft.              86%         1982 &
    Palm Springs, FL                                                                          1994
Gulf Gate Plaza                        6/79        174,566 sq. ft.              79%         1969 &
    Naples, FL                                                                                1974
Heritage Walk                          6/93        159,362 sq. ft.             100%         1991 &
    Milledgeville, GA                                                                         1992
Hoffner Plaza                          6/79          6,000 sq. ft.              67%           1972
    Orlando, FL
Lancaster Plaza                        4/86         77,400 sq. ft.              91%           1971
    Lancaster, SC
Lancaster Shopping Center            8/86 &         29,047 sq. ft.              89%         1963 &
    Lancaster, SC                     12/87                                                   1987
Lawrence Commons (3)                   8/92         52,295 sq. ft.              98%           1987
    Lawrenceburg, TN
Lexington Shopping Center            6/88 &         36,535 sq. ft.             100%         1981 &
    Lexington, VA                      6/89                                                   1989
Mableton Crossing                      6/98         86,819 sq. ft.              99%           1997
    Mableton, GA
Macland Pointe                         1/93         79,699 sq. ft.              97%         1992 &
    Marietta, GA                                                                              1993
Madison Centre                         8/97         64,837 sq. ft.              94%           1997
    Madison, AL
Market Place                           4/97         73,686 sq. ft.              96%           1976
    Norcross, GA
McAlpin Square (2)                    12/97        176,807 sq. ft.              87%           1979
    Savannah, GA
Millervillage                         12/94         94,559 sq. ft.              93%         1983 &
    Baton Rouge, LA                                                                           1992
New Smyrna Beach Regional              8/92        118,451 sq. ft.             100%           1987
    New Smyrna Beach, FL
North River Village Center          12/92 &        177,128 sq. ft.             100%         1988 &
    Ellenton, FL                      12/93                                                   1993
North Village Center (1)               8/86         60,356 sq. ft.              65%           1984
    North Myrtle Beach, SC
Old Kings Commons                      5/88         84,759 sq. ft.             100%           1988
    Palm Coast, FL
Palm Gardens                           6/79         49,890 sq. ft.              17%           1970
    Largo, FL

I.  EQUITY INVESTMENTS (LAND AND BUILDINGS) continued


                                                                 Percent
                                    Date                          Leased          Year
          Description             Acquired           Area        12/31/99       Completed
          -----------             --------           ----        --------       ---------

Parkmore Plaza                      12/92      159,067 sq. ft.       99%          1986 &
    Milton, FL                                                                      1992
Paulding Commons                     8/92      192,391 sq. ft.      100%            1991
    Dallas, GA
Pensacola Plaza                      7/86       56,098 sq. ft.      100%            1985
    Pensacola, FL
Pinhook Plaza                       12/94      192,501 sq. ft.       75%          1979 &
    Lafayette, LA                                                                   1992
Plaza Acadienne (2)                 12/94      105,419 sq. ft.      100%            1980
    Eunice, LA
Plaza North (3)                      8/92       47,240 sq. ft.      100%            1986
    Hendersonville, NC
Powers Ferry Plaza                   5/97       83,101 sq. ft.       83%          1979 &
    Marietta, GA                                                                    1983
Providence Square (3)               12/71       85,930 sq. ft.       89%            1973
    Charlotte, NC
Riverside Square (3)                 8/98      103,241 sq. ft.       98%            1987
    Coral Springs, FL
Riverview Shopping Center (3)        3/72      130,058 sq. ft.       88%          1973 &
    Durham, NC                                                                      1994
Salisbury Marketplace (3)            8/96       76,970 sq. ft.       93%            1987
    Salisbury, NC
Scottsville Square                   8/92       38,450 sq. ft.       83%            1986
    Bowling Green, KY
Seven Hills                          7/93       64,590 sq. ft.       99%            1991
    Spring Hill, FL
Shelby Plaza (2) (3)                 4/86      103,000 sq. ft.       87%            1972
    Shelby, NC
Sherwood South                      12/94       75,607 sq. ft.       98%      1972, 1988
    Baton Rouge,LA                                                                & 1992
Shoppes at Lago Mar (3)              2/99       82,613 sq. ft.      100%            1995
    Miami, FL
Shoppes of Silverlakes              11/97      126,638 sq. ft.       93%          1995 &
    Pembroke Pines, FL                                                              1996
Siegen Village                      12/94      174,578 sq. ft.      100%          1988 &
    Baton Rouge, LA                                                                 1996
Smyrna Village (3)                   8/92       83,334 sq. ft.      100%            1992
    Smyrna, TN
Smyth Valley Crossing               12/92      126,841 sq. ft.       98%            1989
    Marion, VA
South Beach Regional                 8/92      289,319 sq. ft.       96%          1990 &
    Jacksonville Beach, FL                                                          1991

I.  EQUITY INVESTMENTS (LAND AND BUILDINGS) continued

                                                                  Percent
                                    Date                          Leased          Year
          Description             Acquired           Area        12/31/99       Completed
          -----------             --------           ----        --------       ---------

Spalding Village                     8/92      235,318 sq. ft.      100%            1989
    Griffin, GA
Spring Valley                        3/98       75,415 sq. ft.      100%          1988 &
    Columbia, SC                                                                    1997
Stadium Plaza                        8/92       70,475 sq. ft.      100%            1988
    Phenix City, AL
Stanley Market Place (3)             1/92       40,364 sq. ft.      100%          1980 &
    Stanley, NC                                                                     1991
Tamarac Town Square (3)              8/98      123,385 sq. ft.       93%            1982
    Tamarac, FL
Tarpon Heights                       1/95       56,605 sq. ft.      100%            1982
    Galliano, LA
Thomasville Commons                  8/92      148,754 sq. ft.      100%            1991
    Thomasville, NC
Town & Country                       1/98       71,283 sq. ft.      100%            1993
    Kissimmee, FL
Treasure Coast (3)                   8/98      133,781 sq. ft.       99%          1970 &
    Vero Beach, FL                                                                  1995
Venice Plaza (1)                     6/79      155,987 sq. ft.       63%          1971 &
    Venice, FL                                                                      1979
Village At Northshore               12/94      144,373 sq. ft.      100%          1988 &
    Slidell, LA                                                                     1993
Walton Plaza                         8/98       43,460 sq. ft.       94%            1991
    Augusta, GA
Waterlick Plaza                     10/89       98,694 sq. ft.       72%          1973 &
    Lynchburg, VA                                                                   1988
Watson Central                    12/92 &      227,747 sq. ft.       98%          1989 &
    Warner Robins, GA               10/93                                           1993
Wesley Chapel Crossing              12/92      170,792 sq. ft.      100%            1989
    Decatur, GA
West Gate Plaza                    6/74 &       64,378 sq. ft.       99%          1974 &
    Mobile, AL                       1/85                                           1995
West Towne Square                    3/90       89,596 sq. ft.       94%            1988
    Rome, GA
Westgate Square                      6/94      104,853 sq. ft.       96%          1984 &
    Sunrise, FL                                                                     1988
Williamsburg At Dunwoody (3)         3/99       44,928 sq. ft.      100%            1988
    Dunwoody, GA

I.  EQUITY INVESTMENTS (LAND AND BUILDINGS) continued

                                                                  Percent
                                    Date                           Leased          Year
            Description           Acquired          Area          12/31/99      Completed
-----------------------------------------------------------------------------------------

Willowdaile Shopping Center (3)    8/86 &      120,815 sq. ft.       92%            1986
    Durham, NC                      12/87    -----------------

Shopping Center Totals                       9,398,698 sq. ft.
                                             =================

      Industrial Properties

Industrial Buildings                 6/79      188,513 sq. ft.       82%          1956 &
    Charlotte, NC                                                                   1963
                                             =================

Total Equity Investments In
    Land And Buildings                       9,587,211 sq. ft.
                                             =================

NOTES:
(1) The Company owns a 49.5% interest in the property of North Village Center and is entitled to 54.5% of the financial performance of the property. The Company also owns a 75% interest in Venice Plaza Shopping Center. These investments are consolidated for reporting purposes and minority interests are recorded.

(2) Subject to ground leases expiring in 2002 for Shelby Plaza, 2005 for McAlpin Square and 2008 for Plaza Acadienne, with renewal options to extend the terms to 2017, 2033 and 2035, respectively. The Company has options to purchase the land at Shelby Plaza and McAlpin Square.

(3) Ownership through IRT Partners, L.P.

II.  EQUITY INVESTMENTS (DIRECT FINANCING LEASES)

     The Company also had a fee interest in land and improvements thereon in the following properties occupied by tenants under leases which are treated as direct financing leases.

                                                                         Percent
                                          Date                            Leased     Year
               Description              Acquired           Area          12/31/99  Completed
--------------------------------------------------------------------------------------------

       OFFICE

The Old Phoenix National Bank (1)         12/84         73,074 sq. ft.       100%    Various
   Medina County, OH
                                                       ===============

       SHOPPING CENTERS

Wal-Mart Stores, Inc. (2)                  6/85         54,223 sq. ft.       100%      1985
   Mathews, LA
Wal-Mart Stores, Inc. (2)                  7/85         53,571 sq. ft.       100%      1985
   Marble Falls, TX
                                                       ---------------
TOTAL SHOPPING CENTERS                                 107,794 sq. ft.
                                                       ===============


TOTAL DIRECT FINANCING LEASES                          180,868 sq. ft.
                                                       ===============


Notes:
(1) This investment represents ten banking facilities leased to The Old Phoenix National Bank. The leases expire March 2013 with no purchase or renewal options.

(2) These two retail facilities are leased to Wal-Mart Stores, Inc. The leases expire January 2011, with five 5-year renewal options. There are no purchase options. No percentage rental was received during the fiscal year ended December 31, 1999.

III.  EQUITY INVESTMENTS (LAND PURCHASE-LEASEBACKS)


The Company owned land under the following properties, all of which are net leased back to lessees on terms summarized below. The improvements on such properties are owned by others but will revert to the Company at the end of the lease terms unless the purchase options of the lessees, as referred to below, are exercised.

                                                    Land                                       Lease
                                        Date        Area                          Year      Expiration
           Description               Acquired     in Acres      Improvements    Completed       Date
------------------------------------------------------------------------------------------------------

     OFFICE

Lawrence County Shopping Center        5/71         13.62      135,605 sq. ft.     1971       2069 (1)
    Sybene, OH
Grand Marche Shopping Center           9/72         11.38      200,585 sq. ft.     1969       2012
    Lafayette, LA
                                                ------------------------------
TOTAL LAND PURCHASE-LEASEBACKS                      25.00      336,190 sq. ft.
                                                ==============================


NOTE:

(1)  The lessee has a repurchase option exercisable at a specified price
     (in each case higher than the costs to the Company of its investment) which increases annually by a fixed amount.

IV.  MORTGAGE LOAN INVESTMENTS

     The Company had mortgage loans receivable on the following properties:
     (In thousands, except area and units)

                                                               Security
                                                      -------------------------     Principal                         Stated
                                    Type of           Land Area                    Outstanding       Maturity        Interest
          Location                   Loan              in Acres    Improvements      12/31/99           Date           Rate
-----------------------------------------------------------------------------------------------------------------------------

Mill Creek Club Condominiums     1st Mortgage              --           4 units       $    22           2006-          8.63%-
    Nashville, TN                Participation                                                          2007 (1)      12.38%
Cypress Chase "A" Condominiums   1st Mortgage            2.00      recreational            70       May 2009          10.00%
    Lauderdale Lakes, FL
                                                       ------                         -------

TOTAL MORTGAGE LOAN INVESTMENTS                          2.00                         $    92
                                                       ======                         =======


NOTE:

(1) Principal outstanding at December 31, 1999 represents the Company's 46.2% participation in the total loan outstanding.

V.  MORTGAGE INDEBTEDNESS

    Indebtedness of the Company secured by its investments (not including mortgage debt owed by lessees of its land purchase-leaseback investments) was as follows:
    (In thousands)


                                      Principal Balance                                                           Annual
              Investment                 12/31/99                     Maturity Date        Interest Rate      Constant Payment
------------------------------------------------------------------------------------------------------------------------------

Macland Pointe                        $       3,528                      2/1/00 (8)            7.7500%                363
   Marietta, GA
Thomasville Commons                           5,360                      6/1/02 (1)            9.6250%                583
   Thomasville, NC
Town & Country                                2,142                     12/1/02 (1)            7.6500%                214
   Kissimmee, FL
Elmwood Oaks                                  7,500                      6/1/05                8.3750%                628 (2)
   Harahan, LA
North Village Center                          2,227 (3)                 3/15/09                8.1250%                343
   North Myrtle Beach, SC
Tamarac Town Square (6), (7)                  6,477                     10/1/09 (1)            9.1875%                651
   Tamarac, FL
Spalding Village                             11,377                      9/1/10 (1)            8.1940%                989 (4)
   Griffin, GA
Charlotte Square (6), (7)                     3,820                      2/1/11 (1)            9.1875%                394
   Port Charlotte, FL
Riverside Square (6), (7)                     8,030                      3/1/12 (1)            9.1875%                808
   Coral Springs, FL
Village at Northshore                         5,068                      7/1/13 (5)            9.0000%                648
   Slidell, LA
Treasure Coast (7)                            5,697                      4/1/15                8.0000%                646
   Vero Beach, FL
Shoppes of Silverlakes                        3,292                      7/1/15                7.7500%                364
   Pembroke Pines, FL
Grassland Crossing                            6,504                     12/1/16 (1)            7.8650%                623
   Alpharetta, GA
Mableton Crossing                             4,477                     8/15/18 (1)            6.8500%                308
   Mableton, GA
Shoppes at Lago Mar (7)                       5,655                     4/21/21                7.5000%                532
   Miami, FL
Douglas Commons                               5,531                     2/28/24                6.5000%                454
   Douglasville, GA
Paulding Commons                              7,210                     2/28/24                6.5000%                591
   Dallas, GA
Wesley Chapel Crossing                        3,704                     2/28/24                6.5000%                304
   Decatur, GA
Fairview Oaks                                 5,235                     2/28/24                6.5000%                429
   Ellenwood, GA
Madison Centre                                4,247                     2/28/24                6.5000%                348
   Madison, AL
Chastain Square                               4,247                     2/28/24                6.5000%                348
   Atlanta, GA
Daniel Village                                4,642                     2/28/24                6.5000%                381
   Augusta, GA
Siegen Village                                4,692                     2/28/24                6.5000%                385
   Baton Rouge, LA                    -------------                                                             ---------
                                            120,662
Interest Premium (6)                          1,502
                                      -------------

TOTAL MORTGAGE INDEBTEDNESS           $     122,164                                                             $  11,334
                                      =============                                                             =========

Notes:

(1)  Balloon payment at maturity.
(2)  Interest only. Entire principal due at maturity.
(3) Although the Company is a partner or joint venturer in this investment, 100% of the mortgage note payable is recorded for financial reporting purposes.
(4) Interest only through 9/1/00; then principal and interest of $1,158 annually for the final 10 years.
(5)  Callable anytime after 7/30/03.
(6) For financial reporting purposes, mortgage indebtedness is valued assuming current interest rates at date of acquisition.
(7)  Ownership through IRT Partners, L.P.
(8)  Balance paid through balloon payment at maturity on February 1, 2000.

VI.  SHOPPING CENTER ACQUISITIONS
  (in thousands, except square footage)

                                                                               Total
   Date                                                                       Initial       Cash           Mortgage      Principal
 Acquired         Property Name           City, State           Area           Cost          Paid          Assumed        Tenants
----------------------------------------------------------------------------------------------------------------------------------

  2/26/99      Shoppes At Lago Mar        Miami, FL       82,613  sq. ft.    $  9,916     $    4,174      $    5,742     Publix
                                                                                                                       Blockbuster
  3/15/99      Williamsburg At Dunwoody   Atlanta, GA     44,928  sq. ft.       5,602          5,602              --
                                                         -----------------------------------------------------------

TOTAL ACQUISITIONS                                       127,541  sq. ft.    $ 15,518     $    9,776      $    5,742
                                                         ===========================================================




VII.  SHOPPING CENTER DISPOSITIONS
   (in thousands, except square footage)


   Date                                                                    Sales    Cash    Financial   Property        Principal
   Sold   Property Name               City, State              Area        Price   Proceeds  Gain         Type           Tenants
----------------------------------------------------------------------------------------------------------------------------------

6/1/99 Litchfield Landing           North Litchfield, SC 42,201  sq. ft. $ 3,190  $  3,129 $1,191  Shopping Center  Harris Teeter,
                                                                                                                        Eckerd
6/1/99 First Street Station         Albemarle, NC        52,230  sq. ft.   3,137     3,038    320  Shopping Center  Harris Teeter,
                                                                                                                        Eckerd
6/1/99 Taylorsville Shopping Center Taylorsville, NC     48,537  sq. ft.   2,571     2,430    609  Shopping Center  Harris Teeter

6/1/99 University Center            Greenville, SC       56,180  sq. ft.   3,462     3,399    202  Shopping Center  Harris Teeter,
                                                                                                                        Eckerd
          Other                                                               417       413    161
                                                         -----------------------------------------

TOTAL DISPOSITIONS                                       199,148  sq. ft. $12,777  $ 12,409 $2,483
                                                         =========================================


(In thousands, except square footage)

Investment in Joint Ventures

         During 1997, IRTCC entered into a co-development agreement for the development of a Kroger anchored shopping center in Decatur, Georgia. The project was being developed in two phases totaling approximately 140,000 square feet, not including two out-parcels, at a total anticipated cost of approximately $14,100. The venture could have required the Company to purchase the shopping center upon the completion of Phase I at cost or upon the completion of Phase II at the greater of cost or a 10.75% capitalization rate. On December 31, 1999, the Company relinquished its option to purchase the shopping center to the co-developer for $969.

Mortgage Indebtedness

         During 1999, the Company repaid at maturity a $3,333 mortgage bearing interest at 9.875% and repaid at maturity a $625 purchase-money mortgage bearing interest at 9%. In February 1999, the Company obtained a 25 year fully-amortizing $40,000 loan secured by first mortgages on eight properties bearing interest at 6.5%. Also, upon the acquisition of the Shoppes at Lago Mar shopping center, the Company assumed a $5,742 mortgage bearing interest at 7.65%.

ITEM 3

Legal Proceedings

         There are no material pending legal proceedings of which the Company is aware involving the Company, its subsidiaries or its properties.


ITEM 4

Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5

Market for the Registrant's Common Equity and Related Security Holder Matters

a) The following table shows the high and low sale prices for the Company's common stock, as reported on the New York Stock Exchange for the periods indicated.


                                          High                 Low
                                         ------              -------
            1999
            ----
              First Quarter              $10.00              $ 8.69
              Second Quarter              10.00                8.81
              Third Quarter                9.88                9.00
              Fourth Quarter               9.25                7.31

            1998
            ----
              First Quarter              $12.31              $11.25
              Second Quarter              12.06               10.19
              Third Quarter               11.50                8.38
              Fourth Quarter              10.50                8.81

b)       Approximate number of Equity Security Holders.


                                                         Approximate Number of Record
                    Title of Class                        Holders at March 17, 2000
                    --------------                       ----------------------------

              Shares of Common Stock
                $1 Par Value                                       3,000
                                                                   -----

c) IRT Property Company paid quarterly cash dividends per share of Common Stock during the years 1999 and 1998 as follows:


                                              Cash Dividends Paid
                                              -------------------
                 1999
                 ----
                   First Quarter                   $.230
                   Second Quarter                   .230
                   Third Quarter                    .235
                   Fourth Quarter                   .235

                 1998
                 ----
                   First Quarter                   $.225
                   Second Quarter                   .230
                   Third Quarter                    .230
                   Fourth Quarter                   .230

                  IRT has paid 88 consecutive quarterly dividends. The current annualized dividend rate is $0.94. The Company does not foresee any restrictions upon its ability to continue its dividend payment policy of distributing at least the 95% of its otherwise taxable ordinary income required for qualification as a REIT.

ITEM 6

Selected Consolidated Financial Data
(In thousands, except per share amounts)
The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.


As of or for the Years Ended                            1999           1998            1997            1996            1995
---------------------------------------             ---------       ---------       ---------       ---------       ---------
Gross revenues                                      $  85,391       $  79,870       $  67,118       $  60,233       $  60,196
                                                    =========       =========       =========       =========       =========
Earnings from operations                            $  26,688       $  24,691       $  22,216       $  15,602       $  15,550

Minority interest of unitholders in
   operating partnership                                 (683)           (262)             --              --              --
Gain on sales of properties                             2,483           1,213           3,897           1,232             173
                                                    ---------       ---------       ---------       ---------       ---------
   Earnings before extraordinary items                 28,488          25,642          26,113          16,834          15,723

Extraordinary items:
   Loss on extinguishment of debt                        (157)            (57)             --             (16)           (137)
                                                    ---------       ---------       ---------       ---------       ---------
     Net earnings                                   $  28,331       $  25,585       $  26,113       $  16,818       $  15,586
                                                    =========       =========       =========       =========       =========
Per share (basic and diluted):
   Earnings before extraordinary items              $    0.86       $    0.78       $    0.82       $    0.65       $    0.61
   Extraordinary items                                     --              --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------
     Net earnings                                   $    0.86       $    0.78       $    0.82       $    0.65       $    0.61
                                                    =========       =========       =========       =========       =========
   Dividends paid                                   $    0.93       $   0.915       $    0.90       $    0.90       $   0.885
                                                    =========       =========       =========       =========       =========
Federal income tax status of dividends
   paid to shareholders:
     Ordinary income                                $   0.787       $   0.787       $   0.730       $   0.470       $   0.635
     Capital gain                                       0.143           0.054           0.080              --              --
     Return of capital                                     --           0.074           0.090           0.430           0.250
                                                    ---------       ---------       ---------       ---------       ---------
                                                    $   0.930       $   0.915       $   0.900       $   0.900       $   0.885
                                                    =========       =========       =========       =========       =========
Weighted average shares outstanding:
   Basic                                               33,119          32,940          31,868          25,750          25,590
                                                    =========       =========       =========       =========       =========
   Diluted                                             33,904          33,305          31,921          25,755          25,595
                                                    =========       =========       =========       =========       =========
Total assets                                        $ 565,896       $ 562,259       $ 498,153       $ 437,695       $ 427,398
                                                    =========       =========       =========       =========       =========
Indebtedness:
   Mortgage notes payable                           $ 122,164       $  82,215       $  59,558       $  84,001       $  99,188
   7.30% convertible subordinated debentures           23,275          23,275          28,453          84,905          84,905
   Senior notes                                       124,654         124,595         124,536          49,929              --
   Indebtedness to banks                               20,400          51,500          14,400          15,000          36,000
                                                    ---------       ---------       ---------       ---------       ---------
                                                    $ 290,493       $ 281,585       $ 226,947       $ 233,835       $ 220,093
                                                    =========       =========       =========       =========       =========
Shareholders' equity                                $ 256,203       $ 262,773       $ 259,676       $ 193,355       $ 198,630
                                                    =========       =========       =========       =========       =========
Other data:
   Funds from operations(1)                         $  40,377       $  38,118       $  34,079       $  26,389       $  26,406
   Assuming conversion of 7.30% debentures:(1)
     Funds from operations(1)                       $  43,037       $  40,324       $  36,543       $  32,953       $  32,983
     Weighted average shares outstanding               35,973          35,463          34,766          33,302          33,162
   Net cash flows from (used in) --
     Operating activities                           $  41,452       $  36,785       $  34,792       $  27,751       $  25,947
     Investing activities                              (8,551)        (39,586)        (60,273)        (15,660)         (7,769)
     Financing activities                             (32,731)          2,870          22,582          (8,933)        (20,003)


(1) The Company defines funds from operations, consistent with the NAREIT definition, as net income before gains (losses) on the sales of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Conversion of the 7.30% subordinated debentures is dilutive and therefore assumed for all years presented. Conversion of the OP Units is dilutive and therefore assumed for 1999 and 1998. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund operating needs. See Item 7.

ITEM 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

         Material Changes in Financial Condition.

                  During the fiscal year ended December 31, 1999, the Company:

                  - obtained a $40,000, 6.5% fixed rate, 25 year fully-amortizing loan secured by first mortgages on eight properties, and

                  - obtained cash proceeds of approximately $12,409 upon the sales of properties and recognized a gain of approximately $2,483 for financial reporting purposes.

                  During the fiscal year ended December 31, 1999, the Company utilized funds of:

                  - approximately $31,100 to pay down its unsecured revolving term loan,

                  - approximately $30,908 to pay dividends on the Company's outstanding common stock,

                  - approximately $15,518 for the acquisition of two shopping center investments, consisting of cash of approximately $9,776 and mortgage debt of approximately $5,742 secured by one of the centers,

                  - approximately $3,776 to repurchase 492,575 shares of the Company's common stock,

                  - approximately $1,191 for costs related to acquiring the new credit facility and obtaining the $40,000 mortgage,

                  - approximately $7,251 for a loan to IRT Capital Corporation II ("IRTCCII"), consisting of approximately $3,800 for the acquisition of 23 acres of undeveloped land in Miramar, Florida, approximately $2,600 for the acquisition of a shopping center and 9 acres of undeveloped land in Pasco County, Florida, and approximately $851 to fund land development costs, and

                  - $3,333 to repay at maturity a 9.875% mortgage and $625 to repay at maturity a 9% purchase-money mortgage.


                  During the fiscal year ended December 31, 1998, the Company:

                  - obtained cash proceeds of approximately $5,783 from the sale of an investment and the condemnation of a small strip of land,

                  - obtained net cash proceeds of approximately $4,400 from the financing of the Mableton Crossing shopping center, a 1998 acquisition, and

                  - borrowed $37,100 under its unsecured revolving term loan.

                  During the fiscal year ended December 31, 1998, the Company utilized funds of:

                  - approximately $77,280 for the acquisition of nine shopping center investments, consisting of cash of approximately $36,610, mortgage debt of approximately $31,208 secured by six of the centers and OP Units valued at approximately $9,462,

                  - approximately $28,417 to pay dividends on the Company's outstanding common stock,

                  - $3,525 to prepay two mortgage notes payable bearing interest at 9.875%,

                  -        $2,175 to prepay a 10.25% mortgage,

                  -        $544 to prepay an 8.25% mortgage,

                  - $2,224 to repay at maturity an 11% mortgage (discounted to 9.75% for financial reporting purposes), and

                  - $625 to make a scheduled principal payment under a 9% purchase-money mortgage.

                           Additionally, in 1998, $5,178 of the Company's 7.3%
                  convertible subordinated debentures were converted into 460,263 shares of common stock at $11.25 per share.

       Material Changes in Results of Operations.

                  During the fiscal year ended December 31, 1999, rental income from the Company's portfolio of shopping center investments:

                  - increased approximately $1,147 for the core portfolio,

                  - increased approximately $7,115 due to the acquisition of nine shopping centers in 1998 and two in 1999,

                  - decreased approximately $994 due to the sales of an investment in 1998 and five investments in 1999 and the foreclosure of a mortgage held by the Company in 1998, and

                  - decreased approximately $2,435 due to the redevelopment of six centers.

                  During the fiscal year ended December 31, 1998, rental income from the Company's portfolio of shopping center investments:

                  -        increased approximately $736 for the core portfolio,

                  - increased approximately $10,213 due to the acquisition of nine shopping centers in each of 1998 and 1997,

                  - decreased approximately $1,198 due to the sales of one investment in 1998 and two investments in 1997, and

                  - included approximately $2,092 of income upon the termination of two anchor tenants' leases.

                  Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $1,018, $776 and $649 during the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.

                  Interest income during the fiscal year ended December 31, 1999, increased approximately $18 due primarily to the interest charged on development loans.

                  Interest income during the fiscal year ended December 31, 1998 decreased primarily due to decreases of approximately $110 on short-term money market investments, $628 on two mortgages under which the borrowers defaulted and the Company acquired title to the properties and $251 on a mortgage that was paid in full in 1997.

                  Other income increased approximately $969 due to the Company's relinquishment of an option to purchase Old Decatur Square.

                  During the fiscal year ended December 31, 1999, operating expenses related to the Company's portfolio of real estate investments:

                  -        increased approximately $228 for the core portfolio,

                  - increased approximately $1,893 due to the acquisition of two shopping centers in 1999 and nine in 1998,

                  - decreased approximately $305 due to the sale of foreclosed apartments in 1998, and

                  - decreased approximately $135 due to the redevelopment of six properties.

                  During the fiscal year ended December 31, 1998, operating expenses related to the Company's portfolio of real estate investments:

                  -        increased approximately $850 for the core portfolio,

                  - increased approximately $2,835 due to the acquisition of nine shopping centers in each of 1998 and 1997,

                  - increased approximately $344 due to the acquisition of the two properties obtained through foreclosure subsequent to default under the respective mortgage loans, and

                  - decreased by approximately $527 due to the sales of one investment in 1998 and two investments in 1997.

                  During the fiscal year ended December 31, 1999, interest expense on mortgages decreased approximately $454 primarily due to two mortgages being repaid in 1999 and five in 1998 and increased approximately $4,208 due to:

                  - the assumption of a $2,232 mortgage bearing interest at 7.65% upon the acquisition of Town & Country shopping center in January 1998,

                  - the assumption of three mortgages aggregating approximately $20,083, bearing interest at 9.1875%, upon the acquisition of Charlotte Square, Riverside Square and Tamarac Square in August 1998 (these mortgages were discounted to the then current market rate of 8% for financial reporting purposes),

                  - the assumption of a $5,937 mortgage bearing interest at 8% upon the acquisition of Treasure Coast shopping center in August 1998,

                  - the placement of a $4,500 mortgage, bearing interest at 6.85%, on Mableton Crossing in August 1998 (Mableton was acquired without debt in June 1998),

                  - the assumption of a $5,742 mortgage bearing interest at 8% upon the acquisition of Lago Mar shopping center in February 1999, and

                  - the procurement, in February 1999, of a 25 year fully-amortizing $40,000 loan, secured by first mortgages on eight properties, bearing fixed interest at 6.5%.

                  During the fiscal year ended December 31, 1998, interest expense on mortgages decreased approximately $522 due to the repayment of an aggregate of $43,768 of mortgage debt bearing interest at an average rate of 8.44% and the subsequent assumption of an aggregate of $44,297 of mortgage debt bearing interest at an average rate of 7.85% during 1998 and 1997.

                  Interest expense in 1998 increased due to the issuance in August 1997 of $75,000 of 7.25% senior notes due August 2007. This increase was offset by a decrease due to the conversion of $5,178 of 7.3% debentures during the first quarter of 1998 and $1,653 during 1997.

                  Interest expense on bank indebtedness decreased approximately $1,122 for the fiscal year ended December 31, 1999. The Company had average borrowings of approximately $21,959, $35,211 and $14,165 at effective interest rates of 6.75%, 6.87% and 7.09%, under its variable rate bank credit facility during the fiscal years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company incurred commitment fees of approximately $201, $160 and $212 in 1999, 1998 and 1997, respectively. During 1999, average interest rates on bank indebtedness decreased 0.12%.

                  The net increase in depreciation expense in 1999 was primarily due to the 11 shopping center investments acquired during 1999 and 1998, partially offset by the five investments sold during 1999 and 1998.

                  The net decrease in general and administrative expense of approximately $1,223 for the fiscal year ended December 31, 1999 was primarily due to:

                  - capitalization of approximately $230 of compensation and overhead costs associated with development activity,

                  - capitalization of $430 of incremental compensation and other personnel costs associated with leasing activity, and

                  - merger expenses of approximately $373 which were incurred in 1998 and did not result in a merger.

                  The increase in general and administrative expense in 1998 was primarily due to increased employment-related costs which included the implementation of the Incentive Compensation Plan. General and administrative expense for 1998 also included approximately $373 in merger-related expenses for a merger that was not consummated.

       Year 2000 Readiness Disclosure.

                  The Company successfully completed its transition to Year 2000 readiness with no impact to the Company's results of operations or financial condition other than $20 to update the voice mail and phone systems. In addition the Company is not aware of any significant counter parties which were negatively impacted by their lack of Year 2000 readiness. Due to the nature of Year 2000 issues, the Company realizes that additional information may come to light at any time after December 31, 1999; and the Company, therefore, intends to continue to monitor significant counterparties in the future in the event that circumstances change. Overall, even in the event of Year 2000 related failures at all major tenants, the Company believes that it can receive its rent payments via alternative methods of payment. However, no assurance may be given that potential Year 2000 problems at those companies with which the Company does business will not occur, and if these occur, consequences to the Company will not be material. Except for the voice mail and phone systems, most of the Company's technology systems were certified as Year 2000 compliant, and the cost of addressing the Year 2000 issues was less than the estimated amount of $30. The Company designates each of the statements made by it herein as a Year 2000 Readiness Disclosure. Such statements are made pursuant to the Year 2000 Information and Readiness Disclosure Act.

       Funds from Operations.

                  The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition, as net earnings on real estate investments less gains (losses) on sale of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible subordinated debentures and minority interest expenses are added back to funds from operations when assumed conversion of the debentures and OP Units is dilutive. The conversion of the debentures is dilutive and therefore assumed for the fiscal years ended December 31, 1999, 1998 and 1997. The conversion of OP Units is dilutive and assumed for the fiscal years ended December 31, 1999 and 1998. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations do not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

                  The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for 1999, 1998 and 1997:

                                                             Year Ended December 31,
                                                    --------------------------------------
                                                      1999           1998           1997
                                                    --------       --------       --------
Net earnings                                        $ 28,331       $ 25,585       $ 26,113

   Gain on sales of properties                        (2,483)        (1,213)        (3,897)
   Depreciation*                                      13,708         12,833         11,453
   Amortization of capitalized leasing fees*             504            350            288
   Amortization of capitalized leasing income            160            133            122
   Loss on extinguishment of debt                        157             57             --
   Nonrecurring merger expenses                           --            373             --
                                                    --------       --------       --------
Funds From Operations                                 40,377         38,118         34,079

   Interest on convertible debentures                  1,699          1,745          2,325
   Amortization of convertible debenture costs           100            104            139
   Amounts attributable to minority interests            861            357             --
                                                    --------       --------       --------
Fully Diluted Funds From Operations                 $ 43,037       $ 40,324       $ 36,543
                                                    ========       ========       ========
Per Share:
   Fully Diluted Funds From Operations              $   1.20       $   1.14       $   1.05
                                                    ========       ========       ========
Applicable weighted average shares                    35,973         35,463         34,766
                                                    ========       ========       ========

* Net of amounts attributable to minority interests

       Liquidity and Capital Resources.

                  In 1999 and 1998, the Company's dividends, mortgage amortization payments and capital improvements were funded primarily by funds from operations and also through supplemental funding from available cash investments, bank borrowings and other sources. The Company believes that dividends, mortgage amortization payments and necessary capital improvements will continue to be funded primarily by funds from operations. Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties, the issuance of OP Units and public or private offerings of stock or debt.

                  For a description of the Company's mortgage debt, reference is made to Note 7 to the consolidated financial statements included as a part of this report. For a description of commitments and contingencies, reference is made to Note 17 to the consolidated financial statements included as a part of this report. For additional information on the convertible subordinated debentures and the outstanding senior notes, reference is made to Notes 8 and 9, respectively, to the consolidated financial statements.

                  In May 1998, the Company filed a shelf registration statement covering up to $300,000 of common stock, preferred stock, depositary shares and warrants. The Company intends to use the net proceeds of any offerings under such shelf registration for general corporate purposes, which may include, without limitation, repayment of maturing obligations, redemption of outstanding indebtedness or other securities, financing future acquisitions and for working capital. As of December 31, 1999, there had been no issuances of securities in connection with such shelf registration statement.

                  On December 15, 1995, the Company entered into a $100,000 unsecured revolving term loan which, with extensions, was scheduled to mature on January 4, 2001. On November 1, 1999, the Company repaid the balance and cancelled this loan and entered into a new $100,000 unsecured revolving term loan led by a different financial institution and further backed by a syndicate of four other financial institutions. This new credit facility is scheduled to mature on November 1, 2002. Not later than November 1 of each year commencing in 2000, the Company may request to extend the maturity date for an additional 12-month period beyond the existing maturity date. The interest rate is, at the option of the Company, either prime, fluctuating daily, or LIBOR plus the "Applicable Margin" (currently 1.15%), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. In addition, the Company secured a $5,000 unsecured swingline, bearing interest at LIBOR plus the Applicable Margin, scheduled to mature on October 31, 2000. As of December 31, 1999 and 1998, the borrowings under the Company's credit facilities totaled $20,400 and $51,500, respectively. For additional information on this revolving term loan, reference is made to Note 10 to the consolidated financial statements.

                  In connection with the Company's formation of IRT Partners, L.P. ("LP") and IRT Capital Corporation II ("IRTCCII") and their proposed operations, both entities guarantee the Company's indebtedness under the Company's existing unsecured revolving term loan.

                  In October 1999, Jitney Jungle Stores of America ("Jitney Jungle") filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of filing, the Company had leases with Jitney Jungle at ten store locations. Jitney Jungle has disavowed three of these leases, one of which the Company has since re-leased to a national tenant. While the Company currently has $118 in outstanding billings related to these three leases, all of which is reserved against, the timing and effects of the Jitney Jungle bankruptcy proceedings on the Company are uncertain. The Company is participating in those proceedings and is evaluating its alternatives with respect to these and the remaining leases in light of the reorganization.

                  Prior to July 1998, the Company's Dividend Reinvestment Plan allowed shareholders to elect to reinvest all or a portion of their distributions in newly issued shares of common stock of the Company at 95% of the market price of the shares. This plan was amended to eliminate the discount. During 1998 and 1997, the Company received net proceeds under this plan of $1,740 and $2,864, respectively, and received no proceeds in 1999.

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

       Environmental Factors.

              Certain of the Company's properties have environmental concerns that have been or are being addressed. The Company maintains limited insurance coverage for this type of environmental risk. For the years commencing January 1, 2000, the Company has acquired environmental and pollution legal liability insurance coverage to attempt to mitigate the associated risks. Although no assurance can be given that Company properties will not be affected adversely in the future by environmental problems, the Company presently believes that there are no environmental matters that are reasonably likely to have a material adverse effect on the Company's financial position. See "Regulation."

       Recent Accounting Pronouncements.

                  In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income) and its components. The Company had no items of other comprehensive income in 1999, 1998 or 1997.

                  In 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its senior management group.

                  The Company owns and operates retail shopping centers in ten states in the southeast. Such shopping centers generate rental and other revenue through the leasing of shop spaces to a diverse base of tenants. The Company evaluates the performance of each of its shopping centers on an individual basis. However, because each of the shopping centers have similar economic characteristics and tenants, the shopping centers have been aggregated into one reportable segment.

                  In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement, as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," is effective for the Company on January 1, 2000. SFAS No. 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has never used derivative instruments or hedging activities.

ITEM 7A.

Quantitative and Qualitative Disclosures About Market Risk

       Interest Rate Risk.

                  The Company's exposure to market risk for changes in interest rates relates primarily to its credit facility. The Company has no involvement with derivative financial, hedging or similar instruments.

                  The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates or market conditions, including estimated fair values for the Company's interest rate sensitive liabilities as of December 31, 1999. As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider exposures which could arise after that date. Moreover, because there were no firm commitments to sell the obligations at fair value as of December 31, 1999, the information presented has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and prevailing interest rates.


                                                            Expected Maturity/Principal Repayment
                                    Nominal*     -----------------------------------------------------------   Total      Fair
                                  Interest Rate   2000     2001      2002       2003      2004    Thereafter  Balance     Value
                                  -----------------------------------------------------------------------------------------------
Interest-Sensitive Liabilities:
  Lines of Credit Facilities        7.31%       $   --   $    --   $20,400    $    --    $   --    $    --    $ 20,400   $ 20,400
  7.3% Convertible Subordinated
    Debentures - fixed rate         7.30%           --        --        --     23,275        --         --      23,275     22,751
  7.25% Senior Notes - fixed rate   7.25%           --        --        --         --        --     75,000      75,000     71,743
  7.45% Senior Notes - fixed rate   7.45%           --    50,000        --         --        --         --      50,000     49,647
Mortgage Notes Payable              7.42%        5,555     2,366     9,654      2,600     2,807     97,680     120,662    117,000

* Average rates as of December 31, 1999

       ITEM 8.

Financial Statements and Supplementary Data

                              IRT PROPERTY COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           Page
                                                                                                           ----
Report of Independent Public Accountants                                                                    37

Consolidated Balance Sheets:
      December 31, 1999 and 1998                                                                            38

Consolidated Statements of Earnings:
      For the Years Ended December 31, 1999, 1998 and 1997                                                  39

Consolidated Statements of Changes in Shareholders' Equity:
      For the Years Ended December 31, 1999, 1998 and 1997                                                  40

Consolidated Statements of Cash Flows:
      For the Years Ended December 31, 1999, 1998 and 1997                                                  41

Notes to Consolidated Financial Statements:
      December 31, 1999, 1998 and 1997                                                                      42


SCHEDULES

III   Real Estate and Accumulated Depreciation                                                              58

IV    Mortgage Loans on Real Estate                                                                         68

                    Report of Independent Public Accountants


To IRT Property Company:

         We have audited the accompanying consolidated balance sheets of IRT PROPERTY COMPANY (a Georgia corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRT Property Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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



                                                 ARTHUR ANDERSEN LLP




Atlanta, Georgia
February 11, 2000

Item 1.  Financial Statements.

                              IRT PROPERTY COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
               (In thousands, except share and per share amounts)

                                                                                   1999          1998
                                                                                ---------     ---------
ASSETS
Real estate investments:
        Rental properties                                                       $ 630,005     $ 622,117
        Accumulated depreciation                                                  (86,170)      (74,943)
                                                                                ---------     ---------
              Net rental properties                                               543,835       547,174

        Equity investment in and advances to unconsolidated affiliates              7,251            --
        Net investment in direct financing leases                                   4,412         4,572
        Mortgage loans, net                                                            92         1,097
                                                                                ---------     ---------
              Net real estate investments                                         555,590       552,843

Cash and cash equivalents                                                             514           344
Prepaid expenses and other assets                                                   9,792         9,072
                                                                                ---------     ---------
Total assets                                                                    $ 565,896     $ 562,259
                                                                                =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
        Mortgage notes payable, net                                             $ 122,164     $  82,215
        7.3% convertible subordinated debentures, net                              23,275        23,275
        Senior notes, net                                                         124,654       124,595
        Indebtedness to banks                                                      20,400        51,500
        Accrued interest                                                            3,612         3,612
        Accrued expenses and other liabilities                                      8,196         7,204
                                                                                ---------     ---------
              Total liabilities                                                   302,301       292,401
                                                                                ---------     ---------
Commitments and contingencies (Note 17)

Minority interest payable                                                           7,392         7,085

Shareholders' equity:
        Common stock, $1 par value, 150,000,000 shares authorized;
              33,234,206 shares issued in 1999 and
              33,251,763 shares issued in 1998                                     33,234        33,252
        Preferred stock, $1 par value, authorized 10,000,000 shares;
              none issued                                                              --            --
        Additional paid-in capital                                                272,448       272,975
        Deferred compensation/stock loans                                          (1,808)       (2,386)
        Treasury stock, at cost, 516,527 shares in 1999 and 0 shares in 1998       (4,026)           --
        Cumulative distributions in excess of net earnings                        (43,645)      (41,068)
                                                                                ---------     ---------
              Total shareholders' equity                                          256,203       262,773
                                                                                ---------     ---------
Total liabilities and shareholders' equity                                      $ 565,896     $ 562,259
                                                                                =========     =========


       The accompanying notes are an integral part of these consolidated balance sheets.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the Years Ended December 31, 1999, 1998 and 1997
                    (In thousands, except per share amounts)

                                                                1999         1998        1997
                                                              --------     --------     -------
REVENUES:
         Income from rental properties                        $ 83,481     $ 78,937     $65,216
         Interest income                                           381          363       1,330
         Interest on direct financing leases                       560          570         572
         Other income                                              969           --          --
                                                              --------     --------     -------
                Total revenues                                  85,391       79,870      67,118
                                                              --------     --------     -------
EXPENSES:
         Operating expenses of rental properties                19,458       17,944      14,076
         Interest expense                                       21,488       19,272      15,587
         Depreciation                                           13,869       12,925      11,453
         Amortization of debt costs                                460          437         423
         General and administrative                              3,432        4,655       3,363
                                                              --------     --------     -------
                Total expenses                                  58,707       55,233      44,902
                                                              --------     --------     -------
Equity in earnings of unconsolidated affiliates                      4           54          --
                                                              --------     --------     -------
                Earnings before minority interest, gain on
                sales of properties and extraordinary item      26,688       24,691      22,216

Minority interest of unitholders in
         operating partnership                                    (683)        (262)         --

Gain on sales of properties                                      2,483        1,213       3,897
                                                              --------     --------     -------
                Earnings before extraordinary item              28,488       25,642      26,113

EXTRAORDINARY ITEM:
         Loss on extinguishment of debt                           (157)         (57)         --
                                                              --------     --------     -------
                Net earnings                                  $ 28,331     $ 25,585     $26,113
                                                              ========     ========     =======
PER SHARE: (Note 11)
         Earnings before extraordinary item - basic           $   0.86     $   0.78     $  0.82
         Extraordinary item - basic                                 --           --          --
                                                              --------     --------     -------
         Net earnings - basic                                 $   0.86     $   0.78     $  0.82
                                                              ========     ========     =======
         Earnings before extraordinary item - diluted         $   0.86     $   0.78     $  0.82
         Extraordinary item - diluted                               --           --          --
                                                              --------     --------     -------
         Net earnings - diluted                               $   0.86     $   0.78     $  0.82
                                                              ========     ========     =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
         Basic                                                  33,119       32,940      31,868
                                                              ========     ========     =======
         Diluted                                                33,904       33,305      31,921
                                                              ========     ========     =======

  The accompanying notes are an integral part of these consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997
                    (In thousands, except per share amounts)


                                                          Total Shares                       Additional
                                                      Common      Treasury     Common          Paid-In       Treasury
                                                      Stock        Stock        Stock          Capital         Stock
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                          25,807         --       $ 25,807       $ 201,274       $    --

Net earnings                                              --         --             --              --            --

Dividends declared - $.90 per share                       --         --             --              --            --

Issuance of shares under Dividend
  Reinvestment Plan, net                                 260         --            260           2,604            --

Conversion of debentures, net                            147         --            147           1,463            --

Exercise of options, net                                  17         --             17              88            --

Issuance of common stock, net                          4,654         --          4,654          44,881            --

Issuance of shares for the repurchase of
  convertible debentures, net                          1,500         --          1,500          13,477            --
                                                      ------       ----       --------       ---------       -------
Balance at December 31, 1997                          32,385         --         32,385         263,787            --

Net earnings                                              --         --             --              --            --

Dividends declared - $.915 per share                      --         --             --              --            --

Issuance of shares under Dividend
  Reinvestment Plan, net                                 164         --            164           1,576            --

Conversion of debentures, net                            460         --            460           4,596            --

Exercise of options, net                                   3         --              3              17            --

Issuance of restricted stock to employees                120         --            120           1,130            --

Amortization of deferred compensation                     --         --             --              --            --

Issuance of shares subject to employee loans             120         --            120           1,130            --

Adjustments to minority interest of unitholders
  in operating partnership for issuance of
  additional units                                        --         --             --             739            --
                                                      ------       ----       --------       ---------       -------
Balance at December 31, 1998                          33,252         --         33,252         272,975            --

Net earnings                                              --         --             --              --            --

Dividends declared - $.93 per share                       --         --             --              --            --

Exercise of options, net                                   4         --              4              33            --

Amortization of deferred compensation                     --         --             --              --            --

Forfeiture of restricted stock                           (22)        --            (22)           (203)           --

Adjustment to minority interest of unitholders
  in operating partnership for issuance of
  additional units                                        --         --             --            (357)           --

Acquisition of treasury stock                             --       (517)            --              --        (4,026)
                                                      ------       ----       --------       ---------       -------
Balance at December 31, 1999                          33,234       (517)      $ 33,234       $ 272,448       $(4,026)
                                                      ======       ====       ========       =========       =======
                                                                           Cumulative
                                                        Deferred          Distributions             Total
                                                      Compensation/        in Excess of         Shareholders'
                                                       Stock Loans         Net Earnings             Equity
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                         $     --               $(33,726)             $ 193,355

Net earnings                                               --                 26,113                 26,113

Dividends declared - $.90 per share                        --                (28,883)               (28,883)

Issuance of shares under Dividend
  Reinvestment Plan, net                                   --                     --                  2,864

Conversion of debentures, net                              --                     --                  1,610

Exercise of options, net                                   --                     --                    105

Issuance of common stock, net                              --                     --                 49,535

Issuance of shares for the repurchase of
  convertible debentures, net                              --                     --                 14,977
                                                     --------               --------              ---------
Balance at December 31, 1997                               --                (36,496)               259,676

Net earnings                                               --                 25,585                 25,585

Dividends declared - $.915 per share                       --                (30,157)               (30,157)

Issuance of shares under Dividend
  Reinvestment Plan, net                                   --                     --                  1,740

Conversion of debentures, net                              --                     --                  5,056

Exercise of options, net                                   --                     --                     20

Issuance of restricted stock to employees              (1,250)                    --                     --

Amortization of deferred compensation                     114                     --                    114

Issuance of shares subject to employee loans           (1,250)                    --                     --

Adjustments to minority interest of unitholders            --                     --                     --
  in operating partnership for issuance of
  additional units                                         --                     --                    739
                                                     --------               --------              ---------
Balance at December 31, 1998                           (2,386)               (41,068)               262,773

Net earnings                                               --                 28,331                 28,331

Dividends declared - $.93 per share                        --                (30,908)               (30,908)

Exercise of options, net                                   --                     --                     37

Amortization of deferred compensation                     103                     --                    103

Forfeiture of restricted stock                            225                     --                     --

Adjustment to minority interest of unitholders
  in operating partnership for issuance of
  additional units                                         --                     --                   (357)

Acquisition of treasury stock                             250                     --                 (3,776)
                                                     --------               --------              ---------
Balance at December 31, 1999                         $ (1,808)              $(43,645)             $ 256,203
                                                     ========               ========              =========

  The accompanying notes are an integral part of these consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                                   1999           1998           1997
                                                                                   ----           ----           ----
Cash flows from operating activities:
  Net earnings                                                                  $ 28,331       $ 25,585       $ 26,113
  Adjustments to reconcile earnings to net cash from operating activities:
    Depreciation                                                                  13,869         12,925         11,453
    Gain on sales of properties                                                   (2,483)        (1,213)        (3,897)
    Minority interest of unitholders in partnership                                  (50)           262             --
    Amortization of deferred compensation                                            103            114             --
    Amortization of debt costs and discounts                                         519            496            455
    Amortization of capitalized leasing income                                       160            133            122
    Extraordinary loss - extinguishment of debt                                      157             57             --
    Changes in assets and liabilities:
       (Decrease) increase in accrued interest on debentures
         and senior notes                                                             --           (143)           482
       Increase in interest receivable, prepaid expenses
         and other assets                                                           (146)        (1,170)          (478)
       Increase (decrease) in accrued expenses and other liabilities                 992           (318)           542
                                                                                --------       --------       --------
Net cash flows from operating activities                                          41,452         36,728         34,792
                                                                                --------       --------       --------
Cash flows used in investing activities:
  Proceeds from sales of properties, net                                          12,409          5,783          6,077
  Nonoperating distributions from unconsolidated joint venture                        --            356             --
  Investment in unconsolidated affiliates                                         (7,251)            --             --
  Additions to real estate investments, net                                      (14,714)       (45,749)       (70,211)
  Collections of mortgage loans, net                                               1,005             24          3,861
                                                                                --------       --------       --------
Net cash flows used in investing activities                                       (8,551)       (39,586)       (60,273)
                                                                                --------       --------       --------
Cash flows (used in) from financing activities:
  Cash dividends, net                                                            (30,908)       (28,417)       (26,019)
  Purchase of treasury stock                                                      (3,776)            --             --
  Exercise of stock options                                                           37             20            105
  Principal amortization of mortgage notes payable                                (1,835)        (1,084)        (1,146)
  Repayment of mortgage notes payable                                             (3,958)        (9,093)       (34,840)
  Payment of deferred financing costs                                             (1,191)            --             --
  Proceeds from mortgage notes payable                                            40,000          4,401             --
  (Decrease) increase in bank indebtedness                                       (31,100)        37,100           (600)
  Issuance of common stock, net                                                       --             --         49,534
  Issuance of senior notes, net                                                       --             --         73,817
  Repurchase of 7.3% convertible subordinated debentures, net                         --             --        (38,269)
                                                                                --------       --------       --------
Net cash flows (used in) from financing activities                               (32,731)         2,927         22,582
                                                                                --------       --------       --------
Net increase (decrease) in cash and cash equivalents                                 170             69         (2,899)

Cash and cash equivalents at beginning of period                                     344            275          3,174
                                                                                --------       --------       --------
Cash and cash equivalents at end of period                                      $    514       $    344       $    275
                                                                                ========       ========       ========
Supplemental disclosures of cash flow information:

  Total cash paid during period for interest                                    $ 21,344       $ 19,008       $ 15,518
                                                                                ========       ========       ========

 The accompanying notes are an integral part of these consolidated statements.

IRT PROPERTY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 and 1997
(Dollars in thousands, except per share amounts)
(Unaudited with respect to square footage)

1.       ORGANIZATION AND NATURE OF OPERATIONS:

                      IRT Property Company ("IRT"), founded in 1969, is a
                self-administered and self-managed equity real estate investment trust ("REIT") which invests primarily in neighborhood and community shopping centers which are located in the southeastern United States and are anchored by necessity-oriented retailers such as supermarkets, drug stores and/or discount variety stores. No single retailer accounts for more than 7.7% of IRT's gross revenues.

                      In 1999 IRT Capital Corporation II ("IRTCCII"), a taxable
                subsidiary of IRT, was formed under the laws of Georgia. This taxable subsidiary has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage. IRT holds 96% of the nonvoting common stock and 1% of the voting common stock of IRTCCII. The remaining voting common stock is currently held by a member of the board of directors of IRT and an executive officer of IRT. IRTCCII is accounted for as an investment under the equity method in the accompanying consolidated financial statements. IRTCCII is taxed as a regular corporation and not as a REIT.

                      In 1998 IRT Partners L.P. ("LP"), a Georgia limited
                partnership, was formed to enhance the acquisition opportunities of IRT by offering potential sellers the ability to engage in tax-deferred sales in exchange for Operating Partnership Units ("OP Units") of LP which are redeemable for shares of IRT common stock. IRT serves as general partner of LP and initially contributed 20 of its shopping centers and related assets and cash to LP in exchange for OP Units and partnership interests. Since the formation of LP, IRT has contributed cash to acquire four shopping centers, and LP has disposed of three shopping centers. As a result, IRT and one of its wholly owned subsidiaries own approximately 92.9% of LP at December 31, 1999. The accounts of LP are included in the accompanying consolidated financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Consolidation

                      The accompanying consolidated financial statements
                include the accounts of IRT and its wholly-owned subsidiaries and majority-owned and controlled subsidiaries and partnership (collectively, the "Company"). Investments in unconsolidated affiliates over which the Company does not exercise control are accounted for by the equity method. Intercompany transactions and balances have been eliminated in consolidation.

         Income Recognition

                      The Company employs a policy of suspending the accrual of
                income on any investments where interest or rental payments are delinquent 60 days or more. Percentage rental income is recorded upon collection.

         Depreciation

                      The Company provides depreciation on buildings and other
                improvements on the straight-line basis over their estimated useful lives. Such lives range from 16 to 40 years for buildings and six years for improvements. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.

         Use of Estimates

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

         Cash Equivalents

                      The Company considers all highly liquid investments with
                a maturity of three months or less when purchased to be cash equivalents.

         Earnings Per Share

                      Earnings per share is computed by dividing net earnings
                by the weighted average number of shares outstanding consistent with the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." See Note 11 for the required disclosures.

         Reclassification of Prior Year Amounts

                      Certain items in the consolidated financial statements
                have been reclassified to conform with the 1999 presentation.

         Recent Accounting Pronouncements

                      In 1998 the Company adopted SFAS No. 130, "Reporting
                Comprehensive Income." This statement established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income) and its components. The Company had no items of other comprehensive income in 1999 or 1998.

                      In 1998 the Company adopted SFAS No. 131, "Disclosures
                about Segments of an Enterprise and Related Information." This statement established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its senior management group.

                      The Company owns and operates retail shopping centers in
                ten states in the southeastern United States. Such shopping centers generate rental and other revenue through the leasing of shop spaces to a diverse base of tenants. The Company evaluates the performance of each of its shopping centers on an individual basis. However, as each of the shopping centers possesses similar economic characteristics and tenants, the shopping centers have been aggregated into one reportable segment.

                      In June 1998 SFAS No. 133, "Accounting for Derivative
                Instruments and Hedging Activities," was issued establishing accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement, as amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for the Company on January 1, 2000. The Company has never used derivative instruments or hedging activities.

         Income Taxes

                      The Company has in past years elected to qualify, and
                intends to continue such election, to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). In general terms, under such Code provisions a trust or corporation which, in any taxable year, meets certain requirements and distributes to its shareholders at least 95% of its taxable income will not be subject to federal income tax. Additionally, certain subsidiaries of IRT, formed to provide management and other services to third and related parties, are taxed based on reportable income. The tax attributes of these entities are immaterial to the accompanying consolidated financial statements.

3.       RENTAL PROPERTIES:

                 Rental properties are comprised of the following:

                                                                                 December 31,
                                                                                 ------------
                                                                           1999                1998
                                                                         -------             -------
                   Land covered by purchase-
                     leaseback agreements                               $    686            $    928
                   Land related to buildings
                     and improvements                                    146,919             143,648
                   Buildings and improvements                            482,400             477,541
                                                                        --------            --------

                   Total rental properties                              $630,005            $622,117
                                                                        ========            ========

                      Upon expiration of the leases for land covered by
                 purchase-leaseback agreements, all improvements on the land will become the property of the Company. The lessees of these properties have the option, subject to certain conditions, to repurchase the land. Such option prices are for amounts greater than the Company's carrying value of the related land.

                      Future minimum base rentals on noncancellable operating
                leases for the Company's shopping center, industrial and land purchase-leaseback investments at December 31, 1999 are as follows:

                           Year                          Amount
                           ----                          ------
                           2000                        $ 65,902
                           2001                          58,379
                           2002                          49,885
                           2003                          42,132
                           2004                          37,906
                           Thereafter                   227,661
                                                        -------

                           Total                       $481,865
                                                        =======

                          SHOPPING CENTER ACQUISITIONS

  Date                                                        Square      Total Initial                 Mortgage
Acquired      Property Name            City, State            Footage          Cost        Cash Paid     Assumed
----------------------------------------------------------------------------------------------------------------
 2/26/99   Shoppes at Lago Mar         Kendall, FL            82,613        $ 9,916        $ 4,174       $5,742
 3/15/99   Williamsburg at Dunwoody    Dunwoody, GA           44,928          5,602          5,602           --
                                                             -------        -------         ------       ------
                                                             127,541        $15,518        $ 9,776       $5,742
                                                             =======        =======         ======       ======

                          SHOPPING CENTER DISPOSITIONS

  Date                                                        Square         Sales          Cash
  Sold        Property Name            City, State            Footage        Price         Proceeds      Gain
----------------------------------------------------------------------------------------------------------------
 6/1/99    Litchfield Landing          Pawley's Island, SC    42,201        $ 3,190        $ 3,129       $1,191
 6/1/99    First Street Station        Albemarle, NC          52,230          3,137          3,038          320
 6/1/99    Taylorsville                Taylorsville, NC       48,537          2,571          2,430          609
 6/1/99    University Center           Greenville, NC         56,180          3,462          3,399          201
           Other                                                                417            413          162
                                                             -------        -------        -------       ------
                                                             199,148        $12,777        $12,409       $2,483
                                                             =======        =======        =======       ======

4.       NET INVESTMENT IN DIRECT FINANCING LEASES:

                      At December 31, 1999, two retail facilities are leased to
                Wal-Mart Stores, Inc. at a total annual rental of $333 plus percentage rentals of 1% of gross sales in excess of the tenants' actual sales for its fiscal year ended January 31, 1990. Rental income from these leases totaled $399, $400 and $381 in 1999, 1998 and 1997, respectively.

                      The Company acquired ten branch bank buildings in a 1984
                merger. These facilities are leased to The Old Phoenix National Bank at a total annual rental of $313.

                      Of the total rental income on direct financing leases,
                $160, $133 and $122 were recorded as amortization of capitalized leasing income in 1999, 1998 and 1997, respectively.

                      The Company is to receive minimum lease payments of $646
                per year during 2000 through 2004 and a total of $4,607 thereafter through the remaining lease terms.

5.       DEVELOPMENT AND CO-DEVELOPMENT:

                      IRTCCII currently is in the process of developing two
                 shopping centers in Florida for which IRT has committed to loan up to $13,000. The loan, bearing interest at 2% over the rates paid by IRT on its variable debt, matures in June 2001.

                      In 1999 the Company was engaged in a project to develop
                Old Decatur Square jointly with a partner. On December 31, 1999, the Company agreed to relinquish its option to acquire this property to the co-developer for $969 which is included in other income in the accompanying consolidated statements of earnings. The Company no longer maintains an interest in this co-development.

6.       MORTGAGE LOANS:

                      The Company's investments in mortgage loans, all of which
                are secured by real estate investments, are summarized by type of loan at December 31, 1999 and 1998, as follows:


                                                             1999                              1998
                                                 -------------------------------    --------------------------
                                                    Number            Amount          Number        Amount
                                                   of Loans        Outstanding       of Loans     Outstanding
                                                 ------------     --------------    ---------    -------------
                  First mortgage                        1            $  108               1         $   114
                  Mortgage
                    participation                       1                21               1              23

                  Second mortgage                      --                --               2           1,000
                                                    -----            ------          ------         -------
                                                        2               129               4           1,137
                  Less: Interest
                    discounts and
                    negative goodwill                  --               (37)             --             (40)
                                                    -----            ------          ------         -------

                  Mortgage loans, net                   2            $   92               4         $ 1,097
                                                    =====            ======          ======         =======

                      During the fourth quarter of 1997, the borrower under the
                Spanish Quarter Apartments wrap-around mortgage loan defaulted under the terms of the mortgage, and on February 18, 1998, the Company obtained title to the property through foreclosure. On August 14, 1998, the Company sold Spanish Quarter Apartments for approximately $5,100. The Company received net cash proceeds from the sale of approximately $4,806 and recognized a gain, net of deferred income tax, of approximately $469 for financial reporting purposes.

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

                      Annual principal payments applicable to mortgage loan
                investments in the next five years and thereafter are as follows:

                          Year                                  Amount
                          ----                                  ------
                          2000                                  $    8
                          2001                                       9
                          2002                                      10
                          2003                                      11
                          2004                                      11
                          Thereafter                                43
                                                                ------
                                                                $   92
                                                                ======

                      Based on current rates at which similar loans would be
                made, the estimated fair value of mortgage loans was approximately $148 and $1,160 at December 31, 1999 and 1998, respectively.

7.       MORTGAGE NOTES PAYABLE:

                      Mortgage notes payable are collateralized by various real
                estate investments having a net carrying value of approximately $190,128 at December 31, 1999. These notes have stated interest rates ranging from 6.50% to 9.625% and are due in monthly installments with maturity dates ranging from 2000 to 2024.

                      On February 25, 1999, the Company entered into a $40,000
                loan secured by first mortgages on eight properties. This loan is a 25-year fully amortizing loan that bears interest at a fixed rate of 6.5%.

                      During 1999, the Company repaid at maturity a $625
                purchase-money mortgage bearing interest at 9% and made a scheduled balloon payment at maturity of $3,333 on a mortgage bearing interest at 9.875%.

                      Future principal amortization and balloon payments
                applicable to mortgage notes payable at December 31, 1999 are as follows:

                     Principal         Balloon
Year               Amortization        Payments         Total
----               ------------       ---------        -------
2000                 $ 2,034          $  3,521        $  5,555
2001                   2,366                --           2,366
2002                   2,499             7,155           9,654
2003                   2,600                --           2,600
2004                   2,807                --           2,807
Thereafter            62,745            34,935          97,680
                     -------          --------        --------
                      75,051            45,611         120,662
Interest premium                                         1,502
                                                      --------
                                                      $122,164
                                                      ========

                      Based on the borrowing rates currently available to the
                Company for mortgages with similar terms and maturities, the estimated fair value of mortgage notes payable was approximately $117,000 and $88,622 at December 31, 1999 and 1998, respectively.

8.       CONVERTIBLE SUBORDINATED DEBENTURES:

                      Effective August 31, 1993, the Company issued $86,250 of
                7.3% convertible subordinated debentures due August 15, 2003, $23,275 of which are outstanding as of December 31, 1999. Interest on the debentures is payable semiannually on February 15 and August 15. The debentures are convertible at any time prior to maturity into common stock of the Company at $11.25 per share, subject to adjustment in certain events. The Company has the option to redeem the debentures at par. Costs associated with the issuance of the debentures were approximately $3,701 and are being amortized over the life of the debentures.

                      During 1997, $1,653 of these debentures were converted
                into 146,921 shares of common stock. During 1998, $5,178 of these debentures were converted into 460,263 shares of common stock. No debentures were converted during 1999. Based upon the conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the $23,275 debentures outstanding at December 31, 1999 are converted.

                      Based on the closing market price at year-end, the
                estimated fair value of the debentures was approximately $22,751 and $22,286 at December 31, 1999 and 1998,
                respectively.

9.       SENIOR NOTES:

                      On March 26, 1996, the Company issued $50,000 of 7.45%
                senior notes due April 1, 2001. These senior notes were issued at a discount of $84 which is being amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled approximately $49,394.

                      Interest on the 7.45% senior notes is payable
                semiannually on April 1 and October 1. Costs associated with the issuance of these senior notes totaled approximately $522 and are being amortized over the life of the notes.

                      On August 15, 1997, the Company issued $75,000 of 7.25%
                senior notes due August 15, 2007. These senior notes were issued at a discount of $426 which is being amortized over the life of the notes for financial reporting purposes. Net proceeds from the issuance totaled $73,817.

                      Interest on the 7.25% senior notes is payable
                semiannually on February 15 and August 15. Costs associated with the issuance of these senior notes totaled approximately $757 and are being amortized over the life of the notes.

10.      INDEBTEDNESS TO BANKS:

                      On November 1, 1999, the Company obtained a $100,000
                unsecured revolving loan facility ("Revolving Loan") which is scheduled to mature on November 1, 2002. This loan replaces the Company's previous credit facility which was canceled concurrent to the procurement of the new term loan. In conjunction with the cancellation of the previous credit facility, the Company recognized $157 of extraordinary loss for the write-off of the related unamortized loan costs. In addition, the Company secured a $5,000 swing line credit facility with terms similar to those of the Revolving Loan with a scheduled maturity date of October 31, 2000. The Company may request to extend the maturity date for an additional twelve-month period beyond the existing maturity date.

                      Under the Revolving Loan, the Company may elect to pay
                interest at either the lender's prime, adjusted daily, or the London Interbank Offered Rates ("LIBOR"), plus the "Applicable Margin" based upon the rating of the senior unsecured debt obligations of the Company. The Applicable Margin ranges from .95% to 1.4%. The Applicable Margin based on the Company's current rating is 1.15%. At December 31, 1999, the weighted average interest rate was 7.62%. The terms of the Revolving Loan require the Company to pay an annual facility fee equal to 0.2% of the total commitment and include certain restrictive covenants which require compliance with certain financial ratios and measurements. At December 31, 1999, the Company was in compliance with these covenants.

                      LP and IRTCCII guarantee the Company's indebtedness on
                the Revolving

                Loan.

                      The following data is presented with respect to the
                Revolving Loan and swing line agreements in 1999 and 1998:

                                                    1999          1998
                                                    ----          ----
 Available balance at year-end                     $84,600      $48,500
 Average borrowing for the period                   21,959       35,211
 Maximum amount outstanding
  during the period                                 51,500       52,000
 Average interest rate for the period               6.75 %       6.87 %
 Interest rate at year-end                          7.62 %       6.69 %

                      The Company incurred commitment fees of approximately
                $201, $160 and $212 for the years ended December 31, 1999, 1998 and 1997, respectively

11.      EARNINGS PER SHARE:

                      Basic earnings per share were computed by dividing net
                earnings by the weighted average number of shares of common stock outstanding during the year. The effects of the conversion of the 7.3% subordinated debentures and the exercise of certain stock options, using the treasury stock method, have been excluded from the calculation of dilutive earnings per share, as they are antidilutive for all periods presented.

                                                                                      Shares           Per Share
                                                                    Income        (in thousands)        Amount
                                                                -------------     --------------       ----------
For the fiscal year ended December 31, 1999
---------------------------------------------------------
Basic net earnings available to shareholders                        $28,331             33,119         $   0.86
Minority interest of unitholders in operating partnership               683                785         ========
                                                                    -------             ------
Diluted net earnings available to shareholders                      $29,014             33,904         $   0.86
                                                                    =======             ======         ========

For the fiscal year ended December 31, 1998
---------------------------------------------------------
Basic net earnings available to shareholders                        $25,585             32,940         $   0.78
Options outstanding                                                      --                 23         ========
Minority interest of unitholders in operating partnership               262                340
Restricted stock                                                         --                  2
                                                                    -------             ------
Diluted net earnings available to shareholders                      $25,847             33,305         $   0.78
                                                                    =======             ======         ========
For the fiscal year ended December 31, 1997
---------------------------------------------------------
Basic net earnings available to shareholders                        $26,113             31,868         $   0.82
Options outstanding                                                      --                 53         ========
                                                                    -------             ------
Diluted net earnings available to shareholders                      $26,113             31,921         $   0.82
                                                                    =======             ======         ========

12.      CASH DISTRIBUTIONS AND DIVIDEND REINVESTMENT PLAN:

                      The taxability of per share distributions paid to
                shareholders during the years ended December 31, 1999, 1998 and 1997 was as follows:

                                                1999           1998         1997
                                              -------        -------      -------
                Ordinary income               $ 0.787        $ 0.787      $ 0.730
                Capital gains                   0.143          0.054        0.080
                Return of capital                  --          0.074        0.090
                                              -------         ------        -----
                                              $ 0.930        $ 0.915      $ 0.900
                                              =======         ======        =====

                      In addition, the 5% discount received upon purchase of
                shares under the Dividend Reinvestment Plan (the "DRIP") for 1998 and 1997 is taxable as ordinary income to the participant.

                      The DRIP allowed shareholders to elect to reinvest all or
                a portion of their distributions in newly issued shares of common stock of the Company at 95% of the market price of the shares. The DRIP was amended in July 1998 to eliminate the discount. During 1998 and 1997, the Company received net proceeds under the DRIP of $1,740 and $2,864, respectively. The Company did not receive any proceeds under the DRIP in 1999.

13.      STOCK OPTIONS:

                      Effective May 8, 1989, the Company adopted and its
                shareholders approved the 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan includes provisions for a) the granting of both Incentive Stock Options ("ISOs") (as defined in Section 422A of the Code) and nonqualified options to officers and employees and b) the automatic granting of nonqualified options for 1,250 shares to each non-employee director upon the election and each annual re-election of each non-employee director. Under the terms of the 1989 Plan, the option price shall be no less than the fair market value of the optioned shares at the date of grant. The options are automatically vested and expire after ten years.

                      Effective June 18, 1998, the Company adopted and its
                shareholders approved the 1998 Long-Term Incentive Plan (the "1998 Plan"). The 1998 Plan includes provisions for the granting of ISOs, nonqualified options, stock appreciation rights, performance shares, restricted stock, dividend equivalents and other stock-based awards. Under the terms of the 1998 Plan, the option exercise price shall be no less than the fair market value of the optioned shares at the date of the grant. The options are automatically vested and expire after ten years.

                      The Company accounts for these plans under APB 25, under
                which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                              1999        1998
                                                             -------    -------
                Net earnings:               As reported      $28,331    $25,846
                                            Pro forma        $28,231    $25,412

                EPS (basic and diluted):    As reported      $  0.86    $  0.78
                                            Pro forma        $  0.85    $  0.77

                      Because the SFAS 123 method of accounting has not been
                applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                      The weighted average fair value of options granted is
                $0.62 and $1.10 for 1999 and 1998, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: risk-free interest rates of 4.74% and 5.48%; expected dividend yields of 9.50% and 7.87%; expected lives of five years; expected volatility of 21%.

                      Details of the stock option activity during 1999, 1998,
                and 1997 are as follows:

                                                   Number of Shares
                                         ---------------------------------      Option Price
                                             Employees          Directors         Per Share
                                         ---------------     -------------    ----------------
Options outstanding at
  December 31, 1996                          397,193             61,250        $7.63 - $15.10

Granted, 1997                                 90,000                 --             $11.38
Granted, 1997                                     --              5,000             $11.63
Exercised, 1997                              (44,200)                          $9.25 - $10.75
Exercised, 1997                                   --             (6,250)       $9.50 - $10.25
Expired unexercised, 1997                    (60,000)                --        $9.25 - $15.10
                                             -------            -------

Options outstanding at
  December 31, 1997                          382,993             60,000        $7.63  - $14.90

Granted, 1998                                150,300                 --        $11.69 - $11.81
Granted, 1998                                     --              7,500             $10.44
Exercised, 1998                               (4,750)                --             $ 9.25
Expired unexercised, 1998                    (42,575)                --        $9.25  - $12.60
                                             -------            ------

Options outstanding at
  December 31, 1998                          485,968             67,500        $7.63  - $14.90

Granted, 1999                                156,400                 --              $9.69
Granted, 1999                                     --              5,000              $9.38
Exercised, 1999                               (4,000)                --              $9.25
Expired unexercised, 1999                   (130,500)           (10,000)       $9.25  - $14.90
                                             -------            -------

Options outstanding at
  December 31, 1999                          507,868             62,500        $7.63  - $13.38
                                             =======            =======

                      The following table summarizes information about stock
                options outstanding and exercisable at December 31, 1999:

                                        Number                 Weighted Average                    Weighted
            Range of                  Outstanding                  Remaining                       Average
        Exercise Prices             And Exercisable            Contractual Life                 Exercise Price
    -------------------------    ----------------------    --------------------------    -----------------------------
        $ 7.63 - $9.75                         271,768             7.26 years                       $ 9.55
        $10.00 - $11.38                        144,000             5.50 years                       $10.76
        $11.63 - $13.38                        154,600             6.22 years                       $11.92
    -------------------------    ----------------------     -------------------------    -----------------------------

        $ 7.63 - $13.38                        570,368             6.53 years                       $10.50
    =========================    ======================     =========================    =============================

14.      DEFERRED COMPENSATION AND STOCK LOANS:

                      On June 18, 1998, 119,760 restricted shares of common
                stock (the "Restricted Shares") were granted and 119,760 shares (the "Loan Shares") were issued pursuant to recourse loans due June 18, 2008 made to certain Company officers as incentives for future services. The Restricted Shares and the Loan Shares were valued at the closing price of the Company's common stock on June 18, 1998 of $10.437.

15.      EMPLOYEE RETIREMENT BENEFITS:

                      Under the Company's 401(k) Plan, employees who have
                completed one year of service and are at least 18 years of age are eligible for participation in the Plan. Employees may elect to make contributions to the Plan, and the Company matches 100% of such contributions up to 6% of the individual participant's compensation, based on the length of service. The Company contributed approximately $159, $145 and $131 to the 401(k) Plan in 1999, 1998 and 1997, respectively.

16.      SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                      Significant noncash transactions for the years ended
                December 31, 1999, 1998 and 1997 were as follows:

                                                1999         1998         1997
                                              --------      -------      ------
Mortgages assumed in purchase of rental
  properties                                  $ 5,742       $28,334      $   --
Adjustment for minority interest
  ownership of LP                                (357)          739          --
OP Units issued in exchange for initial
  capital contributions                            --        75,484          --


OP Units issued in connection with the
  acquisition of rental properties                 --         7,741          --
Property acquired through foreclosure              --         7,635          --
Issuance of stock subject to employee
  loans                                            --         1,250          --
Issuance of employee restricted stock              --         1,250          --
Issuance of common stock in exchange for
  redemption of debentures                         --            --      16,575
Conversion of debentures into common
  stock                                            --         5,178       1,653

17.      COMMITMENTS AND CONTINGENCIES:

                     The Company has entered into Change In Control Employment
                agreements with certain key executives. Under each agreement in the event employment is terminated following a "Change In Control," the Company is committed to pay certain benefits, including the payment of each employee's base salary through the expiration of each agreement.

                     Certain of the Company's properties have environmental
                concerns that have been or are being addressed. The Company maintains limited insurance coverage for this type of environmental risk. Although no assurance can be given that Company properties will not be affected adversely in the future by environmental problems, the Company presently believes that there are no environmental matters that are reasonably likely to have a material adverse effect on the Company's financial position.

18.      SUBSEQUENT EVENTS:

                     On January 14, 2000, the Company sold Palm Gardens
                shopping center, located in Largo, Florida, for approximately $1,389 in cash.

                     The Company entered into a co-development agreement in
                January 2000. Under this agreement, the Company will fund, through loans to the co-developer, monies to acquire land adjacent to an existing shopping center and to develop such land. The Company has committed up to $3,650 for this co-development.


19.      EVENT (UNAUDITED) SUBSEQUENT TO DATE OF AUDITOR'S REPORT:

                     On February 18, 2000, the Company sold Westgate Square
                shopping center, located in Sunrise, Florida, for approximately $10,271 in cash.

20.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


                     The following is a summary of the unaudited quarterly
                financial information for the fiscal years ended December 31, 1999 and 1998.

                                                                                           1999
                                                                  ------------------------------------------------------
                                                                    First         Second          Third         Fourth
                                                                   Quarter        Quarter        Quarter        Quarter
                                                                  ---------      ---------      ---------      ---------
Revenues                                                          $ 21,043       $ 21,478       $ 20,772       $ 22,098
                                                                  ========       ========       ========       ========
Earnings before minority interest, gain on
  sales of properties and extraordinary item                      $  6,661       $  6,445       $  6,315       $  7,267
Minority interest - OP unitholders                                    (170)          (254)          (147)          (112)
Gain on sales of properties                                             --          2,483             --             --
                                                                  --------       --------       --------       --------

Earnings before extraordinary item                                   6,491          8,674          6,168          7,155
Extraordinary item - loss on extinguishment
   of debt                                                              --             --             --           (157)
                                                                  --------       --------       --------       --------
Net earnings                                                      $  6,491       $  8,674       $  6,168       $  6,998
                                                                  ========       ========       ========       ========
Per share:
  Basic                                                           $   0.20       $   0.26       $   0.19       $   0.21
                                                                  ========       ========       ========       ========
  Diluted                                                         $   0.20       $   0.26       $   0.19       $   0.21
                                                                  ========       ========       ========       ========

                                                                                           1998
                                                                  ------------------------------------------------------
                                                                    First         Second          Third         Fourth
                                                                   Quarter        Quarter        Quarter        Quarter
                                                                  ---------      ---------      ---------      ---------

Revenues                                                          $ 18,527       $ 19,907       $ 20,817       $ 20,619
                                                                  ========       ========       ========       ========
Earnings before minority interest, gain on
  sales of properties and extraordinary item                      $  6,056       $  5,633       $  6,919       $  6,083
Minority interest - OP unitholders                                      --             --           (105)          (157)
Gain on sales of properties                                             --            744            469             --
                                                                  --------       --------       --------       --------
Earnings before extraordinary item                                   6,056          6,377          7,283          5,926
Extraordinary item - loss on extinguishment
   of debt                                                              --             --            (57)            --
                                                                  --------       --------       --------       --------
Net earnings                                                      $  6,056       $  6,377       $  7,226       $  5,926
                                                                  ========       ========       ========       ========
Per share:
  Basic                                                           $   0.19       $   0.19       $   0.22       $   0.18
                                                                  ========       ========       ========       ========
  Diluted                                                         $   0.19       $   0.19       $   0.22       $   0.18
                                                                  ========       ========       ========       ========

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands, except useful lives)

                                                                                                Estimated
                                                        Costs      Gross Amount   Accumulated    Useful
                                           Initial   Capitalized     at Which     Depreciation   Life of
                                           Cost to  Subsequent to   Carried at      at Close     Buildings   Date            Year
       Description           Encumbrances  Company   Acquisition   Close of Year     of Year      (Years)   Acquired      Completed
       -----------           ------------  -------   -----------   -------------     -------    ---------  ---------      ---------
Abbeville Plaza
 Abbeville, SC
  Land                       $   --        $    48   $    --       $    48        $    --           21     April, 1986      1970
  Buildings                                    458        56           514            384

Alafaya Commons
 Orlando, FL
  Land                           --          5,526        --         5,526             --           40     November, 1996   1987
  Buildings                                  4,724       102         4,826            373

Ambassador Row
 Lafayette, LA
  Land                           --          2,452        --         2,452             --           40     December, 1994   1980 &
  Buildings                                  7,244       472         7,716          1,048                                   1991

Ambassador Row Courtyards
 Lafayette, LA
  Land                           --          2,899        --         2,899             --           40     December, 1994   1986 &
  Buildings                                  8,698       269         8,967          1,170                                   1991

Asheville Plaza(1)
 Asheville, NC
  Land                           --             53        15            68             --           30     April, 1986      1967
  Buildings                                    336         2           338            155

Bay Pointe Plaza(1)
 St. Petersburg, FL
  Land                           --          3,250        --         3,250             --           40     December, 1998   1998
  Buildings                                  3,138        --         3,138             85

Bluebonnet Village
 Baton Rouge, LA
  Land                           --          2,540        (5)        2,535             --           40     December, 1994   1983
  Buildings                                  5,510       116         5,626            728

The Boulevard
 Lafayette, LA
  Land                           --            948        --           948             --           40     December, 1994   1976 &
  Buildings                                  2,845        51         2,896            373                                   1994

Carolina Place
 Hartsville, SC
  Land                           --            345        --           345             --           40     May, 1989        1989
  Buildings                                  2,006         4         2,010            530

Centre Pointe Plaza(1)
 Smithfield, NC
  Land                           --            984        12           996             --           40     December, 1992&  1989 &
  Buildings                                  8,003       286         8,289          1,501                  December, 1993   1993

Chadwick Square(1)
 Hendersonville, NC
  Land                           --            277        --           277             --           40     January, 1992    1985
  Buildings                                  1,180        99         1,279            253

Charlotte Square(1)
 Port Charlotte, FL
  Land                        4,130          2,114        --         2,114             --           40     August, 1998     1998
  Buildings                                  3,892       117         4,009            138

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands, except useful lives)

                                                                                               Estimated
                                                        Costs      Gross Amount   Accumulated    Useful
                                           Initial   Capitalized     at Which     Depreciation  Life of
                                           Cost to  Subsequent to   Carried at      at Close   Buildings   Date           Year
       Description           Encumbrances  Company   Acquisition   Close of Year     of Year    (Years)  Acquired       Completed
       -----------           ------------  -------   -----------   -------------  ----------   --------  --------       ---------
Chastain Square
  Atlanta, GA
    Land                     $4,247        $ 1,689        --       $ 1,689        $    --           40   December, 1997    1981
    Buildings                                5,069        28         5,097            261

Chelsea Place
  New Port Richey, FL
    Land                         --          1,388        --         1,388             --           40   July, 1993        1992
    Buildings                                5,550        56         5,606            899

Chester Plaza
  Chester, SC
    Land                         --             69       143           212             --           16   April, 1986 &     1967 &
    Buildings                                  414     1,675         2,089            891                February, 1992    1992

Chestnut Square(1)
  Brevard, NC
    Land                         --            296        --           296             --           40   January, 1992     1985
    Buildings                                1,113        96         1,209            235

Colony Square
  Fitzgerald, GA
    Land                         --            273        --           273             --           40   February, 1988    1987
    Buildings                                2,456       254         2,710            930

Commerce Crossing
  Commerce, GA
    Land                         --            380         1           381             --           40   December, 1992    1988
    Buildings                                4,090        57         4,147            730

Country Club Plaza
  Slidell, LA
    Land                         --          1,069        --         1,069             --           40   January, 1995     1982
    Buildings                                3,010       157         3,167            444

Countryside Shops
  Cooper City, FL
    Land                         --          5,652        --         5,652             --           40   June, 1994       1986, 1988
    Buildings                               10,977       186        11,163          1,589                                  & 1991

The Crossing
  Slidell, LA
    Land                         --          1,282        --         1,282             --           40   December, 1994    1988 &
    Buildings                                3,214       109         3,323            465                                  1993

Daniel Village
  Augusta, GA
    Land                      4,642          2,633        --         2,633             --           40   March, 1998       1998
    Buildings                                9,612        88         9,700            435

Delchamps Plaza
  Pascagoula, MS
    Land                         --            359        --           359             --           40   April, 1988       1987
    Buildings                                4,130       109         4,239          1,252

Douglas Commons
  Douglasville, GA
    Land                      5,531          2,543         3         2,546             --           40   August, 1992      1998
    Buildings                                5,958       169         6,127          1,198

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands, except useful lives)

                                                                                                Estimated
                                                        Costs      Gross Amount   Accumulated    Useful
                                           Initial   Capitalized     at Which     Depreciation   Life of
                                           Cost to  Subsequent to   Carried at      at Close     Buildings    Date          Year
       Description           Encumbrances  Company   Acquisition   Close of Year     of Year      (Years)   Acquired      Completed
       -----------           ------------  -------   -----------   -------------  ------------  ---------- ---------     ----------
Eden Centre(1)
  Eden, NC
    Land                     $   --        $   626   $    --           626        $    --           40     November, 1994      1991
    Buildings                                2,901        23         2,924            378

Elmwood Oaks
  Harahan, LA
    Land                      7,500          4,559        --         4,559             --           40     January, 1992       1989
    Buildings                                6,560        91         6,651          1,342

Fairview Oaks
  Ellenwood, GA
    Land                      5,235            714        --           714             --           40     June, 1997          1997
    Buildings                                6,396         3         6,399            406

Forest Hills Centre(1)
  Wilson, NC
    Land                         --            870        (9)          861             --           40     August, 1990      1990 &
    Buildings                                4,121       626         4,747          1,039                                      1995

Forrest Gallery(1)
  Tullahoma, TN
    Land                         --          2,137        11         2,148             --           40     December, 1992      1987
    Buildings                                9,978       676        10,654          1,999

Ft. Walton Beach Plaza
  Ft. Walton Beach, FL
    Land                         --            788        --           788             --           30     July, 1986          1986
    Buildings                                1,860        29         1,889            856

The Galleria(1)
  Wrightsville Beach, NC
    Land                        --           1,070        --         1,070             --           40     August, 1986   1986, 1990
    Buildings                                6,139     1,318         7,457          2,182                & December, 1987     &1996

Grassland Crossing
  Alpharetta, GA
    Land                      6,504          1,075        --         1,075             --           40     February, 1997      1996
    Buildings                                8,832       233         9,065            681

Greenwood
  Palm Springs, FL
    Land                         --          4,129        --         4,129             --           40     July, 1997        1982 &
    Buildings                                8,954       170         9,124            561                                      1994

Gulf Gate Plaza
  Naples, FL
    Land                         --            278        --           278             --           28     June, 1979        1969 &
    Buildings                                1,858     2,421         4,279          3,116                                      1974

Heritage Walk
  Milledgeville, GA
    Land                         --            810        --           810             --           40     June, 1993        1991 &
    Buildings                                7,944        34         7,978          1,312                                      1992

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands, except useful lives)

                                                                                                Estimated
                                                        Costs      Gross Amount   Accumulated    Useful
                                           Initial   Capitalized     at Which     Depreciation   Life of
                                           Cost to  Subsequent to   Carried at      at Close     Buildings    Date          Year
       Description           Encumbrances  Company   Acquisition   Close of Year     of Year      (Years)   Acquired      Completed
       -----------           ------------  -------   -----------   -------------  ------------  ---------- ---------     ----------
Hoffner Plaza
  Orlando, FL
    Land                      $  --         $  337      $ 78        $  415           $ --           28     June, 1979          1972
    Buildings                                  147        20           167            141

Lancaster Plaza
  Lancaster, SC
    Land                         --            121        --           121             --           30     April, 1986         1971
    Buildings                                  744       572         1,316            666

Lancaster Shopping Center
  Lancaster, SC
    Land                         --            338        --           338             --           30     August, 1986 &    1963 &
    Buildings                                1,228        77         1,305            523                  December, 1987      1987

Lawrence Commons(1)
  Lawrenceburg, TN
    Land                         --            816        --           816             --           40     August, 1992        1987
    Buildings                                2,729        62         2,791            535

Lexington Shopping Center
  Lexington, VA
    Land                         --            312        --           312             --           30     June, 1988 &      1981 &
    Buildings                                1,639       650         2,289            870                  June, 1989          1989

Mableton Crossing
  Mableton, GA
    Land                      4,477          2,781        --         2,781             --           40     June, 1998          1998
    Buildings                                5,389         5         5,394            206

Macland Pointe
  Marietta, GA
    Land                      3,528          1,252       (12)        1,240             --           40     January, 1993     1992 &
    Buildings                                4,317       598         4,915            863                                      1993

Madison Centre
  Madison, AL
    Land                      4,247          2,772        --         2,772             --           40     August, 1997        1997
    Buildings                                3,046        --         3,046            181

Market Place
  Norcross, GA
    Land                         --          3,820        --         3,820             --           40     April, 1997         1976
    Buildings                                3,254       366         3,620            237

McAlpin Square
  Savannah, GA
    Land                         --             --        --            --             --           40     December, 1997      1979
    Buildings                                6,152       251         6,403            309

Millervillage
  Baton Rouge, LA
    Land                         --          1,927        --         1,927             --           40     December, 1994    1983 &
    Buildings                                5,662       129         5,791            762                                      1992

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands, except useful lives)

                                                                                                Estimated
                                                        Costs      Gross Amount   Accumulated    Useful
                                           Initial   Capitalized     at Which     Depreciation   Life of
                                           Cost to  Subsequent to   Carried at      at Close     Buildings    Date          Year
       Description           Encumbrances  Company   Acquisition   Close of Year     of Year      (Years)   Acquired      Completed
       -----------           ------------  -------   -----------   -------------  ------------  ---------- ---------     ----------
New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                     $   --        $ 3,704   $     7       $ 3,711        $    --           40     August, 1992        1987
    Buildings                                6,401       383         6,784          1,417

North River Village
  Ellenton, FL
    Land                         --          2,949        --         2,949             --           40     December, 1992 &  1988 &
    Buildings                                7,161       106         7,267          1,214                  December, 1993      1993

North Village Center
  North Myrtle Beach, SC
    Land                      2,227            483        --           483             --           37     August, 1986        1984
    Buildings                                2,785        10         2,795            891

Old Kings Commons
  Palm Coast, FL
    Land                         --          1,491        --         1,491             --           40     May, 1988           1988
    Buildings                                4,474       197         4,671          1,437

Palm Gardens
  Largo, FL
    Land                         --             98        --            98             --           26     June, 1979        970 &
    Buildings                                  658     1,123         1,781          1,267                                      1993

Parkmore Plaza
  Milton, FL
    Land                         --          1,799         8         1,807             --           40     December, 1992    1986 &
    Buildings                                6,454       138         6,592          1,192                                      1992

Paulding Commons
  Dallas, GA
    Land                      7,210          2,312         3         2,315             --           40     August, 1992        1991
    Buildings                               10,607       207        10,814          2,030

Pensacola Plaza
  Pensacola, FL
    Land                         --            131        --           131             --           30     July, 1986          1985
    Buildings                                2,392       168         2,560          1,204

Pinhook Plaza
  Lafayette, LA
    Land                         --          2,768        --         2,768             --           40     December, 1994    1979 &
    Buildings                                8,304       228         8,532          1,082                                      1992

Plaza Acadienne
  Eunice, LA
    Land                         --             --        --            --             --           40     December, 1994      1980
    Buildings                                2,918        99         3,017            394

Plaza North(1)
  Hendersonville, NC
    Land                         --            658        --           658             --           40     August, 1992        1986
    Buildings                                1,796        50         1,846            338

Powers Ferry Plaza
  Marietta, GA
    Land                         --          1,725        (9)        1,716             --           40     May, 1997          1979&
    Buildings                                5,785       467         6,252            346                                      1983

IRT PROPERTY COMPANY                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands, except useful lives)

                                                                                              Estimated
                                                     Costs      Gross Amount    Accumulated     Useful
                                        Initial   Capitalized     at Which     Depreciation    Life of
                                        Cost to  Subsequent to   Carried at      at Close     Buildings       Date           Year
       Description        Encumbrances  Company   Acquisition   Close of Year     of Year      (Years)      Acquired      Completed
       -----------        ------------  -------  -------------  -------------  ------------  ----------  --------------   ----------
Providence Square(1)
  Charlotte, NC
    Land                  $   --        $   450   $    --       $   450        $    --           35      December, 1971      1973
    Buildings                             1,896     2,266         4,162          3,140

Riverside Square(1)
  Coral Springs, FL
    Land                   8,725          5,893        --         5,893             --           40      August, 1998        1998
    Buildings                             7,131       161         7,292            253

Riverview Shopping
Center(1)
  Durham, NC
    Land                      --            400        --           400             --           35      March, 1972        1973 &
    Buildings                             1,823     4,617         6,440          2,619                                       1994

Salisbury Marketplace(1)
  Salisbury, NC
    Land                      --            734        --           734             --           40      August, 1996        1987
    Buildings                             3,878        57         3,935            330

Scottsville Square
  Bowling Green, KY
    Land                      --            653         1           654             --           20      August, 1992        1986
    Buildings                             1,782       158         1,940            542

Seven Hills
  Spring Hill, FL
    Land                      --          1,903        --         1,903             --           40      July, 1993          1991
    Buildings                             2,977        35         3,012            503

Shelby Plaza(1)
  Shelby, NC
    Land                      --             --        --            --             --           21      April, 1986         1972
    Buildings                               937       745         1,682            832

Sherwood South
  Baton Rouge, LA
    Land                      --            496        --           496             --           40      December, 1994   1972, 1988
    Buildings                             1,489       290         1,779            248                                      & 1992

Shoppes at Lago Mar
  Miami, FL
    Land                   5,655          3,170        --         3,170             --           40      February, 1999      1995
    Buildings                             6,746        --         6,746            138

Shoppes of Silverlakes
  Pembroke Pines, FL
    Land                   3,292          4,043        --         4,043             --           40      November, 1997     1995 &
    Buildings                            12,826        72        12,898            681                                       1996

Siegen Village
  Baton Rouge, LA
    Land                   4,692          2,375      (325)        2,050             --           40      December, 1994     1988 &
    Buildings                             6,952       441         7,393            751                                       1996

Smyrna Village(1)
  Smyrna, TN
    Land                      --            968        21           989             --           40      August, 1992        1992
    Buildings                             4,744       181         4,925            920

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands, except useful lives)

                                                                                              Estimated
                                                      Costs      Gross Amount    Accumulated   Useful
                                         Initial   Capitalized     at Which     Depreciation   Life of
                                         Cost to  Subsequent to   Carried at      at Close    Buildings       Date          Year
      Description        Encumbrances    Company   Acquisition   Close of Year     of Year     (Years)      Acquired      Completed
      -----------        ------------    -------  -------------  -------------  ------------  ---------     --------      ---------

Smyth Valley Crossing
  Marion, VA
    Land                  $    --        $ 1,693     $     7       $ 1,700        $   --         40       December, 1992     1989
    Buildings                              5,231         182         5,413         1,009

South Beach Regional
  Jacksonville Beach, FL
    Land                       --          3,958          20         3,978            --         40       August, 1992      1990 &
    Buildings                             17,130       1,038        18,168         3,519                                     1991

Spalding Village
  Griffin, GA
    Land                   11,377          2,814           3         2,817            --         40       August, 1992       1989
    Buildings                             12,470         221        12,691         2,401

Spring Valley
  Columbia, SC
    Land                       --          1,382          --         1,382            --         40       March, 1998        1998
    Buildings                              4,722          --         4,722           216

Stadium Plaza
  Phenix City, AL
    Land                       --          1,829           2         1,831            --         40       August, 1992       1988
    Buildings                              2,614          89         2,703           504

Stanley Market Place(1)
  Stanley, NC
    Land                       --            198          --           198            --         35       January, 1992     1980 &
    Buildings                              1,603          66         1,669           339                                     1991

Tamarac Town Square(1)
  Tamarac, FL
    Land                    6,974          4,637          --         4,637            --         40       August, 1998       1998
    Buildings                              6,015         118         6,133           213

Tarpon Heights
  Galliano, LA
    Land                       --            706          --           706            --         40       January, 1995      1982
    Buildings                              2,117          15         2,132           270

Thomasville Commons
  Thomasville, NC
    Land                    5,360            963          --           963            --         40       August, 1992       1991
    Buildings                              6,183          96         6,279         1,185

Town & Country
  Kissimmee, FL
    Land                    2,142          1,065          --         1,065            --         40       January, 1998      1998
    Buildings                              3,200          23         3,223           160

Treasure Coast(1)
  Vero Beach, FL
    Land                    5,697          2,471          --         2,471            --         40       May, 1998          1998
    Buildings                              8,622         215         8,837           303

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands, except useful lives)

                                                                                              Estimated
                                                      Costs      Gross Amount   Accumulated    Useful
                                         Initial   Capitalized     at Which     Depreciation   Life of
                                         Cost to  Subsequent to   Carried at      at Close    Buildings       Date          Year
      Description        Encumbrances    Company   Acquisition   Close of Year    of Year      (Years)      Acquired      Completed
      -----------        ------------    -------  -------------  -------------  ------------  ---------     --------      ---------
Venice Plaza
  Venice, FL
    Land                 $     --        $   333      $   --        $   333        $   --         27       June, 1979       1971 &
    Buildings                              1,973       1,194          3,167         1,980                                    1979

Village At Northshore
  Slidell, LA
    Land                    5,068          2,066          --          2,066            --         40     December, 1994     1988 &
    Buildings                              6,197          76          6,273           802                                    1993

Walton Plaza
  Augusta, GA
    Land                       --            598          --            598            --         40       August 1998       1991
    Buildings                              2,561           2          2,563           171

Waterlick Plaza
  Lynchburg, VA
    Land                       --          1,071          --          1,071            --         40      October, 1989     1973 &
    Buildings                              5,091         221          5,312         1,422                                    1988

Watson Central
  Warner Robins, GA
    Land                       --          1,646          12          1,658            --         40     December, 1992 &   1989 &
    Buildings                             11,317         181         11,498         1,992                 October, 1993      1993

Wesley Chapel Crossing
  Decatur, GA
    Land                    3,704          3,829           9          3,838            --         40     December, 1992      1989
    Buildings                              7,032         252          7,284         1,271

West Gate Plaza
  Mobile, AL
    Land                       --            475          --            475            --         25      June, 1974 &      1974 &
    Buildings                              3,782         593          4,375         1,355                January, 1985       1995

West Towne Square
  Rome, GA
    Land                       --            325          --            325            --         40      March, 1990        1988
    Buildings                              5,581         154          5,735         1,457

Westgate Square
  Sunrise, FL
    Land                       --          2,229          --          2,229            --         40       June, 1994       1984 &
    Buildings                              6,850         400          7,250         1,039                                    1988

Williamsburg At Dunwoody(1)
  Dunwoody, GA
    Land                       --          1,638          --          1,638            --         40       March 1999        1983
    Buildings                              3,964          26          3,990            78

Willowdaile Shopping
 CENTER (1)
  Durham, NC
    Land                       --            937         (70)           867            --         40     August, 1986 &      1986
    Buildings                              7,352         653          8,005         2,515                December, 1987

Industrial Buildings
  Charlotte, NC -
   Industrial
    Land                       --            143         183            326            --         14       June, 1979       1956 &
    Buildings                              2,170       1,304          3,474         2,968                                    1963

IRT PROPERTY COMPANY                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands, except useful lives)


                                                                                              Estimated
                                                      Costs      Gross Amount   Accumulated    Useful
                                         Initial   Capitalized     at Which     Depreciation   Life of
                                         Cost to  Subsequent to   Carried at      at Close    Buildings       Date          Year
      Description          Encumbrances  Company   Acquisition   Close of Year    of Year      (Years)      Acquired      Completed
      -----------          ------------  -------   -----------   -------------  ------------  ---------  ---------------  ---------
Lawrence County
  Shopping Center
    Sybene, OH
      Land                  $     --      $   436   $      --    $       436    $     --                  May, 1971         1971

Grand Marche
  Shopping Center
    Lafayette, LA
      Land                        --          250          --            250          --                 September, 1972     1969
                            --------     --------     -------       --------     -------

                            $122,164     $597,666     $32,339       $630,005     $86,170
                            ========     ========     =======       ========     =======

  (1) Ownership through IRT Partners L.P.

IRT PROPERTY COMPANY                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1999
(In thousands)

NOTE:  Real estate activity is summarized as follows:

                                               1999            1998            1997
                                               ----            ----            ----
RENTAL PROPERTIES:

Cost -

  Balance at beginning of year             $ 622,117       $ 537,160       $ 463,393

  Acquisitions and improvements               20,456          90,036          81,755

  Retirements                                     --              --            (663)

  Reduction in carrying value                     --              --              --
                                           ---------       ---------       ---------

                                             642,573         627,196         544,485

  Cost of properties sold                    (12,568)         (5,079)         (7,325)
                                           ---------       ---------       ---------
    Balance at end of year                 $ 630,005       $ 622,117       $ 537,160
                                           =========       =========       =========

Accumulated depreciation -
  Balance at beginning of year             $  74,943       $  62,527       $  56,882

  Depreciation                                13,869          12,925          11,453

  Retirements                                     --              --            (663)
                                           ---------       ---------       ---------

                                              88,812          75,452          67,672

  Accumulated depreciation related to
    rental properties sold                    (2,642)           (509)         (5,145)
                                           ---------       ---------       ---------

    Balance at end of year                 $  86,170       $  74,943       $  62,527
                                           =========       =========       =========

IRT PROPERTY COMPANY                                               SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 1999
(In thousands)


                                                                                                            Face Amount
                                                                               Final         Periodic       and Carrying
                             Type of          Type of         Interest       Maturity         Payment         Amount of
Location of Property           Loan           Property          Rate           Date            Terms          Mortgages
--------------------           ----           --------          ----           ----            -----          ---------
                                                             (See Note)                     (See Note)

Lauderdale Lakes, FL     First Mortgage     Condominiums       10.00%        May, 2009          (1)            $  108

Nashville, TN            First Mortgage     Condominiums        8.63% -      2006-2007          (1)                21
                          Participation                        12.38%                                          ------

                                                                                                                  129

                                                Less interest discounts and negative goodwill                     (37)
                                                                                                               ------
                                                                                                               $   92
                                                                                                               ======


Note:

(1) Monthly payments include principal and interest.


Mortgage loan activity is summarized as follows:


                                                            Year Ended December 31,
                                                     -----------------------------------
                                                       1999          1998           1997
                                                       ----          ----           ----
Balance at beginning of year                         $ 1,097       $ 9,321       $ 13,183

New mortgage loans                                       365            --             --

Amortization of interest discounts and negative
  goodwill                                                 4           160             41

Collections of principal                              (1,374)       (8,384)        (3,903)
                                                     -------       -------       --------
Balance at end of year                               $    92       $ 1,097       $  9,321
                                                     =======       =======       ========

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                    PART III



         The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders of the Company, to be filed pursuant to Regulation 14A, pursuant to General Instruction G(3) to the Report on Form 10-K.

                                    PART IV

ITEM 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules.

Included in Part II of this Report are the following:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

                  Schedule III - Real Estate and Accumulated Depreciation

                  Schedule IV  - Mortgage Loans on Real Estate

EXHIBITS

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

         4.7 IRT Property Company Stock Certificate Legend Regarding Shareholder Rights Agreement which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which is incorporated by reference herein.

         4.8 Supplemental Indenture No. 2, dated as of November 1, 1999, among IRT Property Company, an issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTrust Bank, Atlanta, as trustee (Registration Statement No. 333-48571), incorporated by reference to Exhibit No. 4.5 of the Company's report on Form 8-K dated November 12, 1999.

         4.9 Supplemental Indenture No. 4, dated as of November 1, 1999, among IRT Property Company, an issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTrust Bank, Atlanta, as trustee (Registration Statement No. 333-48571), incorporated by reference to Exhibit No. 4.7 of the Company's report on Form 8-K dated November 12, 1999.

         10.1 The Company's 1989 Stock Option Plan was filed as an exhibit to the Company's Form 8-K dated March 22, 1989, which is incorporated by reference herein.

         10.2 Amendment No. 1 to the Company's 1989 Stock Option Plan was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, which is incorporated by reference herein.

         10.3 The Company's Key Employee Stock Option Plan was filed as an exhibit to the Company's Registration Statement on Form S-2 (No. 2-88716) dated January 4,

                  1984, which is incorporated by reference herein.

         10.4 IRT Property Company Long-Term Incentive Plan was filed in the Company's Definitive Proxy Statement dated May 22, 1998, which is incorporated by reference herein.

         10.5 The Company's Deferred Compensation Plan for Outside Directors dated December 22, 1995 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995, which is incorporated by reference herein.

         10.6 Amended and Restated Employment Agreement between the Company and Thomas H. McAuley dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein.

         10.7 Change in Control Employment Agreement between the Company and W. Benjamin Jones III dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein.

         10.8 Change in Control Employment Agreement between the Company and Robert E. Mitzel dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein.

         10.9 Agreement of Limited Partnership of IRT Partners L.P., and Amendment No. 1 was filed as an exhibit to the Company's report on Form 8-K dated September 15, 1998, which is incorporated by reference herein.

         10.10 Loan Agreement dated February 25, 1999 between IRT Property Company, IRT Alabama, Inc. and General Electric Capital Assurance Company which was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1998.

         10.11 Secured Promissory Note from W. Benjamin Jones III to IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.12 Pledge Agreement by and between W. Benjamin Jones III and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.13 Restricted Stock Award Agreement by and between W. Benjamin Jones III and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.14 Secured Promissory Note from Robert E. Mitzel to IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form

                  10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.15 Pledge Agreement by and between Robert E. Mitzel and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.16 Restricted Stock Award Agreement by and between Robert E. Mitzel and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.17 Secured Promissory Note from Thomas H. McAuley to IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.18 Pledge Agreement by and between Thomas H. McAuley and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.19 Restricted Stock Award Agreement by and between Thomas H. McAuley and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by reference herein.

         10.20 $100,000,000 Credit Agreement dated as of November 1, 1999, among the Company, Wachovia Bank, N.A., First Union National Bank, Wachovia Securities, Inc., AmSouth Bank, SouthTrust Bank, N.A., and SunTrust Bank, Atlanta incorporated by reference to Exhibit No. 10.12 of the Company's report on Form 8-K dated November 12, 1999.

         10.21 $5,000,000 Revolving Loan Credit Agreement dated as of November 1, 1999, among the Company and Wachovia Bank, N.A., incorporated by reference to Exhibit No. 10.13 of the Company's report on Form 8-K dated November 12, 1999.

         10.22 Change in Control Agreement between the Company and James G. Levy dated as of August 1, 1999 which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which is incorporated by reference herein.

         10.23 Change in Control Agreement between the Company and Daniel F. Lovett dated August 1, 1999 which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which is incorporated by reference herein.

         10.24 First Amendment to the Restricted Stock Award Agreement and Pledge Agreement and Secured Promissory Note between Thomas
                  H. McAuley and IRT Property Company dated December 17, 1999.

         10.25 First Amendment to the Restricted Stock Award Agreement and Pledge Agreement and Secured Promissory Note between
                  W. Benjamin Jones III and IRT Property Company dated December 17, 1999.

         10.26 First Amendment to the Restricted Stock Award Ageement and Pledge Agreement and Secured Promissory Note between Robert E. Mitzel and IRT Property Company dated
                  December 17, 1999.

         10.27 Restricted Stock Award Agreement between James G. Levy and IRT Property Company dated January 7, 2000.

         10.28 Restricted Stock Award Agreement between Kip R. Marshall and IRT Property Company dated January 7, 2000.

         10.29 Restricted Stock Award Agreement between Daniel F. Lovett and IRT Property Company dated January 7, 2000.

         10.30 Restricted Stock Award Agreement between E. Thornton Anderson and IRT Property Company dated January 7, 2000.

         10.31 Change in Control Agreement between E. Thornton Anderson and IRT Property Company dated January 1, 2000.

         11.      Computation of Per Share Earnings.

         21.      Company Subsidiaries.

         23. Consent of Arthur Andersen LLP to the incorporation of their report included in this

                  Form 10-K in the Company's previously filed Registration Statements File Nos. 33-65604, 33-66780, 33-59938, 33-64628,
                  33-64741, 33-63523, 333-62435, and 333-38847.

         27.      Financial Data Schedule (for SEC use only)

         99. Audited Financial statements of IRT Partners L.P. as of and for the period from inception (July 15, 1998) through December 31, 1999.

REPORTS ON FORM 8-K.

         (i.) A current report on Form 8-K was filed with the commission on November 12, 1999, in connection with the following items:

                  - $100,000,000 Credit Agreement dated as of November 1, 1999, among the Company, Wachovia Bank, N.A., First Union National Bank, Wachovia Securities, Inc., AmSouth Bank, SouthTrust Bank, N.A., and SunTrust Bank, Atlanta.

                  - $5,000,000 Revolving Loan Credit Agreement dated as of November 1, 1999, among the Company and Wachovia Bank, N.A.

                  - Supplemental Indenture No. 2, dated as of November 1, 1999, among IRT Property Company, an issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTrust Bank, Atlanta, as trustee (Registration Statement No. 333-48571).

                  - Supplemental Indenture No. 4, dated as of November 1, 1999, among IRT Property Company, an issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTrust Bank, Atlanta, as trustee (Registration Statement No. 333-48571).

         (ii.) A current report on Form 8-K was filed with the commission on November 23, 1999, in connection with the announcement of the approval by the Company's Board of Directors of a stock repurchase plan of up to $25 million of the Company's common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         March 29, 2000              IRT PROPERTY COMPANY

                                     By: /s/ Thomas H. McAuley
                                        --------------------------------------
                                             Thomas H. McAuley
                                               President, Chief Executive
                                               Officer, Chairman of the Board &
                                               Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas H. McAuley              President, Chief           March 29, 2000
------------------------            Executive Officer,
    Thomas H. McAuley                Chairman of the
                                     Board & Director


/s/ James G. Levy                  Senior Vice-              March 29, 2000
------------------------             President & Chief
    James G. Levy                    Accounting Officer


/s/ Patrick L. Flinn               Director                  March 29, 2000
------------------------
    Patrick L. Flinn

/s/ Homer B. Gibbs, Jr.            Director                  March 29, 2000
------------------------
    Homer B. Gibbs, Jr.

/s/ Samuel W. Kendrick             Director                  March 29, 2000
------------------------
    Samuel W. Kendrick

/s/ Bruce A. Morrice               Director                  March 29, 2000
------------------------
    Bruce A. Morrice