Form 10-Q
period 2000-03-31
IRT PROPERTY CO
filed 2000-05-12
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000
                                                --------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From ________________ to ________________


                         Commission File Number 1-7859
                         -----------------------------

                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

                       Georgia                                                    58-1366611
--------------------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


       200 Galleria Parkway, Suite 1400
                  Atlanta, Georgia                                                  30339
---------------------------------------------------                        --------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at May 9, 2000
----------------------------                       --------------------------
Common Stock, $1 Par Value                                31,843,780 Shares

CERTAIN INFORMATION CONTAINED IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THIS INFORMATION IS FURTHER QUALIFIED BY THE SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS AND THE INFORMATION IN THE SECTION ENTITLED "RISK FACTORS" CONTAINED IN THE IRT PROPERTY COMPANY ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH ARE INCORPORATED HEREIN BY REFERENCE.

Item 1.  Financial Statements

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                           March 31,     December 31,
                                                                             2000            1999
                                                                           ---------     ------------
                                                                          (Unaudited)
ASSETS
Real estate investments:
       Rental properties                                                   $ 619,914       $ 630,005
       Accumulated depreciation                                              (87,401)        (86,170)
                                                                           ---------       ---------
            Net rental properties                                            532,513         543,835

       Equity investment in and advances to unconsolidated affiliates          7,911           7,251
       Net investment in direct financing leases                               4,371           4,412
       Mortgage loans, net                                                     1,978              92
                                                                           ---------       ---------
            Net real estate investments                                      546,773         555,590

Cash and cash equivalents                                                        536             514
Prepaid expenses and other assets                                              8,563           9,792
                                                                           ---------       ---------
            Total assets                                                   $ 555,872       $ 565,896
                                                                           =========       =========

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
       Mortgage notes payable, net                                         $ 118,131       $ 122,164
       7.3% convertible subordinated debentures, net                          23,275          23,275
       Senior notes, net                                                     124,669         124,654
       Indebtedness to banks                                                  20,000          20,400
       Accrued interest                                                        2,759           3,612
       Accrued expenses and other liabilities                                  7,545           8,196
                                                                           ---------       ---------

              Total liabilities                                              296,379         302,301

Commitments and contingencies (Note 6)

Minority interest payable                                                      7,377           7,392

Shareholders' Equity:
       Common stock, $1 par value, 150,000,000 shares authorized;
              33,234,206 shares issued in 2000 and 1999, respectively         33,234          33,234
       Preferred stock, $1 par value, authorized 10,000,000 shares;
              none issued                                                         --              --
       Additional paid-in capital                                            272,442         272,448
       Deferred compensation/stock loans                                      (1,982)         (1,808)
       Treasury stock, at cost, 1,211,226 and 516,527 shares
              in 2000 and 1999, respectively                                  (9,634)         (4,026)
       Cumulative distributions in excess of net earnings                    (41,944)        (43,645)
                                                                           ---------       ---------
              Total shareholders' equity                                     252,116         256,203
                                                                           ---------       ---------
              Total liabilities and shareholders' equity                   $ 555,872       $ 565,896
                                                                           =========       =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                   Three Months Ended
                                                                        March 31,
                                                               -----------------------
                                                                 2000           1999
                                                               --------       --------
REVENUES:
        Income from rental properties                          $ 21,064       $ 20,812
        Interest income                                             216             40
        Interest on direct financing leases                         188            191
                                                               --------       --------

              Total revenues                                     21,468         21,043
                                                               --------       --------

EXPENSES:
        Operating expenses of rental properties                   4,824          4,527
        Interest expense                                          5,401          5,328
        Depreciation                                              3,572          3,472
        Amortization of debt costs                                  132            110
        General and administrative                                  779            945
                                                               --------       --------

              Total expenses                                     14,708         14,382

Equity in earnings of unconsolidated affiliates                     (11)            --
                                                               --------       --------

              Earnings before minority interest and
              gain on sales of properties                         6,749          6,661

Minority interest of unitholders in operating partnership          (159)          (170)

Gain on sales of properties                                       2,738             --
                                                               --------       --------
             NET EARNINGS                                      $  9,328       $  6,491
                                                               ========       ========

PER SHARE:
        Net earnings -- basic                                  $   0.29       $   0.20
                                                               ========       ========

        Net earnings -- diluted                                $   0.28       $   0.20
                                                               ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
        Basic                                                    32,298         33,144
                                                               ========       ========

        Diluted                                                  35,188         33,955
                                                               ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)
                                 (In thousands)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                -----------------------
                                                                                  2000           1999
                                                                                --------       --------

Cash flows from operating activities:
  Net earnings                                                                  $  9,328       $  6,491
  Adjustments to reconcile earnings to net cash from operating activities:
    Depreciation                                                                   3,572          3,472
    Gain on sales of properties                                                   (2,738)            --
    Minority interest of unitholders in partnership                                  (34)           170
    Amortization of deferred compensation                                             31             27
    Amortization of debt costs and discounts                                         147            125
    Amortization of capitalized leasing income                                        41             44
    Changes in assets and liabilities:
       Decrease in accrued interest on debentures
         and senior notes                                                           (853)          (853)
       Decrease in interest receivable, prepaid expenses
         and other assets                                                          1,067            681
       (Decrease) increase in accrued expenses and other liabilities                (524)         1,955
                                                                                --------       --------

Net cash flows from operating activities                                          10,037         12,112
                                                                                --------       --------

Cash flows from (used in) investing activities:
  Proceeds from sales of properties, net                                          11,660             --
  Investment in unconsolidated affiliates                                           (660)            --
  Additions to real estate investments, net                                       (1,267)       (10,724)
  Funding of mortgage loans receivable, net                                       (1,888)            --
  Collections of mortgage loans receivable, net                                        2            636
                                                                                --------       --------

Net cash flows from (used in) investing activities                                 7,847        (10,088)
                                                                                --------       --------

Cash flows used in financing activities:
  Cash dividends, net                                                             (7,627)        (7,823)
  Purchase of treasury stock                                                      (5,800)            --
  Exercise of stock options                                                           --             37
  Principal amortization of mortgage notes payable                                  (513)          (311)
  Repayment of mortgage notes payable                                             (3,520)          (625)
  Payment of deferred financing costs                                                 (2)            --
  Proceeds from mortgage notes payable                                                --         39,397
  Decrease in bank indebtedness                                                     (400)       (32,500)
                                                                                --------       --------

Net cash flows used in financing activities                                      (17,862)        (1,825)
                                                                                --------       --------

Net increase in cash and cash equivalents                                             22            199

Cash and cash equivalents at beginning of period                                     514            344
                                                                                --------       --------

Cash and cash equivalents at end of period                                      $    536       $    543
                                                                                ========       ========

Supplemental disclosures of cash flow information:

  Total cash paid during period for interest                                    $  6,294       $  6,150
                                                                                ========       ========


  The accompanying notes are an integral part of these consolidated statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1999. The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company, VW Mall, Inc. and IRT Alabama, Inc., and its majority-owned subsidiary, IRT Partners LP (collectively, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation. The Company's investments in IRT Capital Corporation ("IRTCC") and IRT Capital Corporation II ("IRTCCII") have been accounted for under the equity method of accounting. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 2000 and 1999 have been recorded. The results of operations for the interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.       Earnings Per Share

         Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period consistent with the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The effects of certain stock options and non-vested restricted stock, using the treasury stock method, have been excluded from the calculation of dilutive earnings per share, as they are anti-dilutive. The effects of the conversion of the Operating Partnership Units held by the minority interest are dilutive and have been included in the calculation of dilutive earnings per share for all periods presented. For the three months ended March 31, 2000, the effects of the conversion of the 7.3% debentures have been included in the calculation of dilutive earnings per share as they are dilutive. The effects of the conversion of such debentures have been excluded from the calculation of dilutive earnings per share for the three months ended March 31, 1999 as they were anti-dilutive for that period.

                                                                                       Per Share
                                                              Income       Shares        Amount
                                                              ------       ------      ---------
(In thousands except per share amounts)

For the three months ended March 31, 2000
-----------------------------------------
Basic net earnings available to shareholders                   $9,328      32,298      $   0.29
Options outstanding                                                --           5      ========
Minority interest of unitholders in operating partnership         159         816
Conversion of 7.3% debentures                                     450       2,069
                                                               ======      ======
Diluted net earnings available to shareholders                 $9,937      35,188      $   0.28
                                                               ======      ======      ========

For the three months ended March 31, 1999
-----------------------------------------
Basic net earnings available to shareholders                   $6,491      33,144      $   0.20
Options outstanding                                                --           1      ========
Minority interest of unitholders in operating partnership         170         810
                                                               ======      ======
Diluted net earnings available to shareholders                 $6,661      33,955      $   0.20
                                                               ======      ======      ========


3.       7.3% Convertible Subordinated Debentures

         Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275 of debentures outstanding on March 31, 2000 are converted.


4.       Rental Properties

                          SHOPPING CENTER DISPOSITIONS

Date                                            Square        Sales        Cash
Sold    Property Name        City, State        Footage       Price      Proceeds       Gain
---------------------------------------------------------------------------------------------
1/14/00  Palm Gardens         Largo, FL          49,890      $ 1,500      $ 1,389      $  804

2/18/00  Westgate Square      Sunrise, FL       104,853       11,355       10,271       1,934
                                                ---------------------------------------------
                                                154,743      $12,855      $11,660      $2,738
                                                =============================================

5.       Investment in Joint Venture

         On May 24, 1999 IRTCII was formed under the laws of Georgia. This taxable subsidiary has the ability to develop properties, buy and sell properties, provide equity to developers who are merchant builders and perform third party management, leasing and brokerage functions. The Company holds 96% of the non-voting common stock and 1% of the voting common stock of IRTCCII. The remaining voting common stock is held by an officer of the Company and a director of the Company. The ownership of the common stock of IRTCCII entitles the Company to substantially all of the economic benefits from the results of operations of this subsidiary. IRTCCII is accounted for by the Company under the equity method of accounting.

         On June 1, 1999 the Company loaned IRTCCII approximately $3,800 to purchase 23 acres of undeveloped land in Miramar, Florida. On September 3, 1999, the Company loaned IRTCCII approximately $2,600 to purchase a shopping center and two parcels of undeveloped land covering 9 acres in Pasco County, Florida. Through March 31, 2000, the Company has loaned an additional $1,511 to IRTCCII for the development of these properties.


6.       Commitments and Contingencies

         On January 20, 2000, the Company entered into a co-development agreement. Under this agreement, the Company will fund, through loans to the co-developer, monies to acquire land adjacent to an existing shopping center in Atlanta, Georgia and to develop such land. The Company has committed up to $3,650 for this project of which $1,888 is outstanding as of March 31, 2000. The loan, secured by a mortgage on the development and bearing interest monthly at a rate based on the one month LIBOR plus 250 basis points, matures on July 1, 2001.

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         (Dollars in thousands)

                  Material Changes in Financial Condition.

                  During the three months ended March 31, 2000, the Company:

                  - obtained cash proceeds of approximately $11,660 upon the sales of two properties and recognized a gain of approximately $2,738 for financial reporting purposes.

                  During the three months ended March 31, 2000, the Company utilized funds of:

                  - approximately $7,627 to pay dividends to the holders of the
                    Company's common stock,

                  - approximately $5,800 to repurchase the Company's common
                    stock,

                  - approximately $3,520 to repay a 7.75% mortgage at its
                    scheduled maturity,

                  - approximately $1,888 to fund a loan for a co-development project,

                  - approximately $1,267 for capital expenditures and tenant improvements, and

                  - approximately $660 for advances to IRTCCII for further
                    development of land and properties acquired in 1999.

                  During the three months ended March 31, 1999, the Company obtained a $40,000 loan secured by first mortgages on eight properties. The Company utilized funds of:

                  - approximately $32,500 to pay down its unsecured revolving term loan,

                  - $15,517 for the acquisition of two shopping center
                    investments, consisting of cash paid of approximately $9,775 and mortgage debt assumed of approximately $5,742 secured by one of the centers,

                  - $625 to repay, at its scheduled maturity, a 9% purchase-
                    money mortgage, and

                  - $365 to secure a mortgage note receivable on land to
                    possibly be utilized in future development.

                  Material Changes in Results of Operations.

                  During the three months ended March 31, 2000, rental income from the Company's portfolio of shopping center investments:

                  -  increased approximately $376 for the core portfolio,

                  - increased approximately $468 due to the acquisition of two shopping centers in 1999, and

                  - decreased approximately $592 due to sales of two investments in 2000 and four in 1999.

                  During the three months ended March 31, 1999, rental income from the Company's portfolio of shopping center investments:

                  -  increased approximately $391 for the core portfolio,

                  - increased approximately $2,602 due to the acquisition of two shopping centers in 1999 and nine shopping centers in 1999, and

                  - decreased approximately $153 due to sales of two investments in 1998.

                  Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $608 and $542 during the three months ended March 31, 2000 and 1999, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.

                  Interest income during the three months ended March 31, 2000 increased approximately $176 due primarily to interest accrued on development loans.

                  During the three months ended March 31, 2000, operating expenses related to the Company's portfolio of real estate investments:

                  -  increased approximately $303 for the core portfolio,

                  - increased approximately $125 due to the acquisition of two shopping centers in 1999, and

                  - decreased approximately $131 due to the sales of two properties in 2000 and four in 1999.

                  During the three months ended March 31, 1999, operating expenses related to the Company's portfolio of real estate investments:

                  -  increased approximately $110 for the core portfolio,

                  - increased approximately $624 due to the acquisition of two shopping center investments in 1999 and nine shopping center investments in 1998, and

                  - decreased approximately $29 due to the sale of two properties in 1998.

                  During the three months ended March 31, 2000, interest expense on mortgages increased approximately $306 primarily due to the addition of the 6.5% fixed-rate, 25 year fully-amortizing $40,000 mortgage placed on eight of the Company's properties in February 1999.

                  Interest expense on bank indebtedness decreased approximately $233 for the three months ended March 31, 2000. The Company had average borrowings of approximately $19,569 and $37,430 at effective interest rates of 7.3% and 6.4%, under its bank credit facility during the three months ended March 31, 2000 and 1999, respectively. The Company incurred commitment fees of approximately $51 and $38 in 2000 and 1999, respectively, which are included in this interest expense.

                  The net increase of $100 in depreciation expense in 2000 was due to the acquisition of two real estate investments in the first quarter of 1999, net of the effect of the disposition of two properties in the first quarter of 2000 and four properties in the second quarter of 1999.

                  The net decrease in general and administrative expense of approximately $166 for the three months ended March 31, 2000 was primarily due to compensation expense that was accrued in 1999 but not in 2000.

                  Year 2000 readiness disclosure. The Company's Year 2000 program has been completed as described in the Annual Report on Form 10-K for the year ended December 31, 1999. In addition, the Company is not aware of any significant counter parties who were negatively impacted by their lack of Year 2000 readiness. Due to the nature of Year 2000 issues, the Company realizes that additional information may come to light at any time after December 31, 1999; the Company, therefore, intends to continue to monitor significant counter parties in the future in the event that circumstances change. The Company designates each of the statements made by it herein as a Year 2000 Readiness Disclosure made pursuant to the Year 2000 Information and Readiness Disclosure Act.

                  Funds from Operations. The Company defines funds from operations, consistent with the National Association of Real Estate

       Investment Trusts ("NAREIT") definition of such term, as net earnings on real estate investments (calculated in accordance with generally accepted accounting principles) before gains (losses) on the sale of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible debentures are added back to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the three months ended March 31, 2000 and 1999. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the quarters ended March 31, 2000 and 1999 (in thousands except per share data):



FUNDS FROM OPERATIONS ("FFO"):                         Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        2000          1999
                                                      --------       -------

Net earnings                                          $  9,328       $ 6,491

    Gain on sales of properties                         (2,738)           --
    Depreciation (*)                                     3,517         3,438
    Amortization of capitalized leasing fees (*)           173           100
    Amortization of capitalized leasing income              41            44
                                                      --------       -------

Funds From Operations                                   10,321        10,073

    Interest on convertible debentures                     425           425
    Amortization of convertible debenture costs             25            25
    Amounts attributable to minority interests             224           205
                                                      --------       -------

Fully Diluted Funds From Operations                   $ 10,995       $10,728
                                                      ========       =======

Per Share:
   Fully Diluted Funds From Operations                $   0.31       $  0.30
                                                      ========       =======

Applicable weighted average shares                      35,188        36,024
                                                      ========       =======

(*)  Net of amounts attributable to minority interests

     ADDITIONAL INFORMATION: The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments, for leasing fees paid and for principal amortization of mortgage notes payable during the three months ended March 31, 2000 and 1999 (in thousands):



                                                       Three Months Ended
                                                           March 31,
                                                      --------------------
                                                        2000         1999
                                                      -------        -----
Tenant Improvements:
    Shopping Centers                                   $1,069        $ 173
    Industrial                                             --           --
                                                       ------        -----
      Total Tenant Improvements                         1,069          173
                                                       ------        -----

Capital Expenditures:
    Shopping Centers                                      198          275
    Industrial                                             --           17
                                                       ------        -----
      Total Capital Expenditures                          198          292
                                                       ------        -----

        Total Improvements                             $1,267        $ 465
                                                       ======        =====

Leasing Fees Paid                                      $  390        $ 232
                                                       ======        =====

Principal Amortization of Mortgage Notes Payable       $  513        $ 311
                                                       ======        =====

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (21)     Company Subsidiaries

                  (27)     Financial Data Schedule (for S.E.C. use only)

                  (99) Unaudited Financial Statements of IRT Partners L.P. for the three months ended March 31, 2000.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                         IRT PROPERTY COMPANY


       Date:      May 9, 2000            /s/ Thomas H. McAuley
       ----------------------            ---------------------------
                                             Thomas H. McAuley
                                             President & Chief Executive Officer


       Date:      May 9, 2000            /s/ James G. Levy
       ----------------------            ---------------------------
                                             James G. Levy
                                             Executive Vice President &
                                             Chief Financial Officer