Form 10-Q
period 2000-06-30
IRT PROPERTY CO
filed 2000-08-14
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                                                 -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From              to
                                         ------------    ------------

                       Commission File Number       1-7859
                       -----------------------------------

                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                     58-1366611
-------------------------------           --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    200 Galleria Parkway, Suite 1400
            Atlanta, Georgia                            30339
----------------------------------------           ---------------
(Address of principal executive offices)              (Zip Code)

                                 (770) 955-4406
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at August 10, 2000
------------------------------                 ------------------------------
  Common Stock, $1 Par Value                         31,498,885 Shares

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

Item 1. Financial Statements

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             June 30,         December 31,
                                                               2000               1999
                                                           -----------        ------------
                                                           (Unaudited)

ASSETS

Real estate investments:
  Rental properties                                        $622,029            $630,005
  Accumulated depreciation                                  (90,938)            (86,170)
                                                           --------            --------
    Net rental properties                                   531,091             543,835

  Equity investment in and advances to unconsolidated
    affiliates                                                8,901               7,251
  Net investment in direct financing leases                   4,338               4,412
  Mortgage loans, net                                         2,302                  92
                                                           --------            --------
    Net real estate investments                             546,632             555,590

Cash and cash equivalents                                        --                 514
Prepaid expenses and other assets                             9,908               9,792
                                                           --------            --------
    Total assets                                           $556,540            $565,896
                                                           ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage notes payable, net                              $117,620            $122,164
  7.3% convertible subordinated debentures, net              23,275              23,275
  Senior notes, net                                         124,684             124,654
  Indebtedness to banks                                      21,984              20,400
  Accrued interest                                            3,612               3,612
  Outstanding checks in excess of deposits                      219                  --
  Accrued expenses and other liabilities                      9,241               8,196
                                                           --------            --------
    Total liabilities                                       300,635             302,301
                                                           --------            --------

Commitments and contingencies (Note 6)

Minority interest payable                                     7,343               7,392

Shareholders' Equity:
  Common stock, $1 par value, 150,000,000 shares
    authorized; 33,234,206 shares issued in 2000
    and 1999, respectively                                   33,234              33,234
  Preferred stock, $1 par value, authorized
    10,000,000 shares; none issued                               --                  --
  Additional paid-in capital                                272,451             272,448
  Deferred compensation/stock loans                          (1,952)             (1,808)
  Treasury stock, at cost, 1,497,821 and 516,527
    shares in 2000 and 1999, respectively                   (11,965)             (4,026)
  Cumulative distributions in excess of net earnings        (43,206)            (43,645)
                                                           --------            --------
    Total shareholders' equity                              248,562             256,203
                                                           --------            --------
    Total liabilities and shareholders' equity             $556,540            $565,896
                                                           ========            ========

       The accompanying notes are an integral part of these consolidated balance sheets.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
        For the Three Months and Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                      -------------------------           -------------------------
                                                       2000              1999              2000              1999
                                                      -------           -------           -------           -------
REVENUES:
         Income from rental properties                $20,981           $21,304           $42,046           $42,116
         Interest income                                  265                50               480                90
         Interest on direct financing leases              110               124               297               315
                                                      -------           -------           -------           -------
              Total revenues                           21,356            21,478            42,823            42,521
                                                      -------           -------           -------           -------
EXPENSES:
         Operating expenses of rental properties        4,969             5,063             9,793             9,590
         Interest expense                               5,402             5,471            10,803            10,799
         Depreciation                                   3,538             3,498             7,109             6,970
         Amortization of debt costs                       133               113               265               223
         General and administrative                       889               888             1,669             1,833
                                                      -------           -------           -------           -------

              Total expenses                           14,931            15,033            29,639            29,415
Equity in loss of unconsolidated affiliates               (23)               --               (34)               --
                                                      -------           -------           -------           -------
              Earnings before minority interest
              and gain on sales of properties           6,402             6,445            13,150            13,106

Minority interest of unitholders in operating
  partnership                                            (157)             (254)             (316)             (424)

Gain on sales of properties                                --             2,483             2,738             2,483
                                                      -------           -------           -------           -------

              NET EARNINGS                            $ 6,245           $ 8,674           $15,572           $15,165
                                                      =======           =======           =======           =======

PER SHARE:
         Net earnings--basic                          $  0.20           $  0.26           $  0.49           $  0.46
                                                      =======           =======           =======           =======
         Net earnings--diluted                        $  0.20           $  0.26           $  0.48           $  0.46
                                                      =======           =======           =======           =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
         Basic                                         31,761            33,148            32,030            33,146
                                                      =======           =======           =======           =======
         Diluted                                       32,587            33,961            34,923            33,958
                                                      =======           =======           =======           =======

 The accompanying notes are an integral part of these consolidated statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                 (In thousands)



                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 --------------------------
                                                                                   2000              1999
                                                                                 --------          --------
Cash flows from operating activities:
  Net earnings                                                                   $ 15,572          $ 15,165
  Adjustments to reconcile earnings to net cash from operating activities:
    Depreciation                                                                    7,109             6,970
    Gain on sales of properties                                                    (2,738)           (2,483)
    Minority interest of unitholders in partnership                                   (68)              424
    Amortization of deferred compensation                                              61                52
    Amortization of debt costs and discounts                                          285               253
    Amortization of capitalized leasing income                                         74                82
    Changes in assets and liabilities:
      Increase (decrease) in interest receivable, prepaid expenses
        and other assets                                                             (403)              317
      Increase in accrued expenses and other liabilities                            1,391             4,361
                                                                                 --------          --------

Net cash flows from operating activities                                           21,283            25,141
                                                                                 --------          --------
Cash flows from (used in) investing activities:
  Proceeds from sales of properties, net                                           11,660            12,409
  Investment in unconsolidated affiliates                                          (1,650)           (3,763)
  Additions to real estate investments, net                                        (3,382)          (12,756)
  Funding of mortgage loans receivable, net                                        (2,214)               --
  Collections of mortgage loans receivable, net                                         4             1,002
                                                                                 --------          --------

Net cash flows from (used in) investing activities                                  4,418            (3,108)
                                                                                 --------          --------
Cash flows used in financing activities:
  Cash dividends, net                                                             (14,968)          (15,647)
  Purchase of treasury stock                                                       (8,318)               --
  Exercise of stock options                                                            31                37
  Principal amortization of mortgage notes payable                                 (1,024)             (807)
  Repayment of mortgage notes payable                                              (3,520)             (625)
  Payment of deferred financing costs                                                  --              (603)
  Proceeds from mortgage notes payable                                                 --            40,000
  Increase (decrease) in bank indebtedness                                          1,584           (43,500)
                                                                                 --------          --------

Net cash flows used in financing activities                                       (26,215)          (21,145)
                                                                                 --------          --------

Net (decrease) increase in cash and cash equivalents                                 (514)              888

Cash and cash equivalents at beginning of period                                      514               344
                                                                                 --------          --------

Cash and cash equivalents at end of period                                       $     --          $  1,232
                                                                                 ========          ========

Supplemental disclosures of cash flow information:

Total cash paid during period for interest                                       $ 10,793          $ 10,782
                                                                                 ========          ========


 The accompanying notes are an integral part of these consolidated statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999
                (Dollars in thousands, except per share amounts)
                ------------------------------------------------



1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1999. The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company, VW Mall, Inc. and IRT Alabama, Inc., and its majority-owned subsidiary, IRT Partners LP (collectively, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation. The Company's investments in IRT Capital Corporation ("IRTCC") and IRT Capital Corporation II ("IRTCCII") have been accounted for under the equity method of accounting. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 2000 and 1999 have been recorded. The results of operations for any interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.       Earnings Per Share

         Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period consistent with the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The effects of certain stock options and non-vested restricted stock, using the treasury stock method, have been excluded from the calculation of dilutive earnings per share, as they are anti-dilutive. The effects of the conversion of the Operating Partnership Units held by the minority interest are dilutive and have been included in the calculation of dilutive earnings per share for all periods presented. For the six months ended June 30, 2000, the effects of the conversion of the 7.3% debentures have been included in the calculation of dilutive earnings per share as they are dilutive. The effects of the conversion of such debentures have been excluded from the calculation of dilutive earnings per share for the three months ended June 30, 2000 and the three months and six months ended June 30, 1999 as they were anti-dilutive for those periods.

                                                                                                Per Share
                                                             Income            Shares            Amount
                                                             ------            ------           ---------
(In thousands except per share amounts)

For the three months ended June 30, 2000
Basic net earnings available to shareholders                 $  6,245          31,761            $  0.20
Options outstanding                                                --              10            =======
Minority interest of unitholders in operating partnership         157             816
                                                             --------          ------
Diluted net earnings available to shareholders               $  6,402          32,587            $  0.20
                                                             ========          ======            =======
For the three months ended June 30, 1999
Basic net earnings available to shareholders                 $  8,674          33,148            $  0.26
Options outstanding                                                --               2
Minority interest of unitholders in operating partnership         254             811
                                                              --------         ------
Diluted net earnings available to shareholders               $  8,928          33,961            $  0.26
                                                             =========         ======            =======
For the six months ended June 30, 2000
Basic net earnings available to shareholders                 $ 15,572          32,030            $  0.49
Options outstanding                                                --               8            =======
Minority interest of unitholders in operating partnership         316             816
Conversion of 7.3% debentures                                     900           2,069
                                                             --------          ------
Diluted net earnings available to shareholders               $ 16,788          34,923            $  0.48
                                                             ========          ======            =======
For the six months ended June 30, 1999
Basic net earnings available to shareholders                 $ 15,165          33,146            $  0.46
Options outstanding                                                --               1            =======
Minority interest of unitholders in operating partnership         424             811
                                                             --------          ------
Diluted net earnings available to shareholders               $ 15,589          33,958            $  0.46
                                                             ========          ======            =======

3.       7.3% Convertible Subordinated Debentures

         Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275 of debentures outstanding on June 30, 2000 are converted.

4.   Rental Properties


                          SHOPPING CENTER DISPOSITIONS


Date                                        Square    Sales       Cash
Sold     Property Name     City, State      Footage   Price     Proceeds    Gain
-----------------------------------------------------------------------------------
1/14/00  Palm Gardens      Largo, FL         49,890    $ 1,500    $ 1,389    $  804

2/18/00  Westgate Square   Sunrise, FL      104,853     11,355     10,271     1,934
                                            ---------------------------------------
                                            154,743    $12,855    $11,660    $2,738
                                            =======================================

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

     On June 1, 1999 the Company loaned IRTCCII approximately $3,800 to purchase 23 acres of undeveloped land in Miramar, Florida. On September 3, 1999, the Company loaned IRTCCII approximately $2,600 to purchase a shopping center and two parcels of approximately nine acres of undeveloped land in Pasco County, Florida. Through June 30, 2000, the Company has loaned an additional $2,501 to IRTCCII for the development of these properties.

6.   Commitments and Contingencies

     On January 20, 2000, the Company entered into a co-development agreement. Under this agreement, the Company will fund, through loans to the co-developer, monies to acquire land adjacent to an existing shopping center in Atlanta, Georgia and to develop such land. The Company has committed up to $3,650 for this project of which $2,214 is outstanding as of June 30, 2000. The loan, secured by a mortgage on the development and bearing interest at a rate based on the one month LIBOR plus 250 basis points, matures on July 1, 2001.

       Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
                  (Dollars in thousands)

                  Material Changes in Financial Condition.

                  During the six months ended June 30, 2000, the Company:

                  - obtained cash proceeds of approximately $11,660 from the sale of two properties and recognized a gain of approximately $2,738 for financial reporting purposes.

                  During the six months ended June 30, 2000, the Company utilized funds of:

                  - approximately $14,968 to pay dividends to the holders of the Company's common stock,

                  - approximately $8,318 to repurchase 1,030,501 shares of the Company's common stock,

                  - approximately $3,520 to repay a 7.75% mortgage at its scheduled maturity,

                  - approximately $2,214 to fund a loan for a co-development project,

                  - approximately $3,382 for capital expenditures and tenant improvements, and

                  - approximately $1,650 for advances to IRTCCII for further development of land and properties acquired in 1999.

                  During the six months ended June 30, 1999, the Company:

                  - obtained a $40,000 loan secured by first mortgages on eight properties, and

                  - obtained cash proceeds of approximately $12,409 from the sale of properties and recognized a gain of approximately $2,483 for financial reporting purposes

                  During the six months ended June 30, 1999, the Company utilized funds of:

                  - approximately $43,500 to pay down its unsecured revolving term loan,

                  - $15,518 for the acquisition of two shopping center investments, consisting of cash paid of approximately $9,776 and mortgage debt assumed of approximately $5,742 secured by one of the centers,

                  - $3,800 for a loan to IRTCCII for the acquisition of approximately 23 acres of undeveloped land in Miramar, Florida, and

                  - $625 to repay, at its scheduled maturity, a 9% purchase-money mortgage.

                  Material Changes in Results of Operations.

                  During the three months and six months ended June 30, 2000, rental income from the Company's portfolio of shopping center investments:

                  - increased approximately $361 and $706, respectively, for the core portfolio,

                  - increased approximately $0 and $502, respectively, due to the acquisition of two shopping centers in the first quarter of 1999, and

                  - decreased approximately $683 and $1,278, respectively, due to sales of two investments in the first quarter of 2000 and four in the second quarter of 1999.

                  During the three months and six months ended June 30, 1999, compared to the corresponding periods of 1998, rental income from the Company's portfolio of shopping center investments:

                  - increased approximately $499 and $752, respectively, for the core portfolio,

                  - increased approximately $2,205 and $4,896, respectively, due to the acquisition of two shopping centers in 1999 and nine shopping centers in 1998, and

                  - decreased approximately $172 and $324, respectively, due to the sale of four investments in 1999, the sale of two investments in 1998 and the foreclosure of a mortgage held by the Company in 1998, and

                  - decreased approximately $891 and $1,095, respectively, due to centers under redevelopment.

                  Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $211 and $199 during the three months ended June 30, 2000 and 1999, respectively, and $820 and $742 during the six months ended June 30, 2000 and 1999, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.

                  Interest income during the three months and six months ended June 30, 2000 increased approximately $215 and $390, respectively, due primarily to interest accrued on development loans.

                  During the three months and six months ended June 30, 2000, operating expenses related to the Company's portfolio of real estate investments:

                  - increased approximately $275 and $388, respectively, for the core portfolio,

                  - increased approximately $0 and $125, respectively, due to the acquisition of two shopping centers in the first quarter of 1999, and

                  - decreased approximately $181 and $311, respectively, due to the sale of two properties in the first quarter of 2000 and four in the second quarter of 1999.

                  During the three months and six months ended June 30, 1999, operating expenses related to the Company's portfolio of real estate investments:

                  - decreased approximately $21 and increased approximately $9, respectively, for the core portfolio,

                  - increased approximately $776 and $1,443, respectively, due to the acquisition of two shopping center investments in 1999 and nine shopping center investments in 1998, and

                  - decreased approximately $159 and $209, respectively, due to the sale of an apartment investment in 1998.

                  During the three months and six months ended June 30, 2000, interest expense on mortgages decreased approximately $215 and increased approximately $91, respectively, primarily due to the addition of the 6.5% fixed-rate, 25 year fully-amortizing $40,000 mortgage debt secured by eight of the Company's properties in February 1999 and the repayment of $3,520 on a 7.75% mortgage loan at its scheduled maturity in the first quarter of 2000.

                  Interest expense on bank indebtedness increased approximately $147 and decreased approximately $86, respectively, for the three months and six months ended June 30, 2000. The Company had average borrowings of approximately $20,768 and $15,293 at effective interest rates of 7.6% and 6.3%, which rates reflect increases in market rates, generally, under its variable rate bank credit facility during the three months ended June 30, 2000 and 1999, respectively. The Company had average borrowings of approximately $20,505 and $26,301 at effective interest rates of 7.3% and 6.4%, which rates reflect higher rates generally in the latest six months compared to the same period of 1999, under its variable rate bank credit facility during the six months ended June 30, 2000 and 1999, respectively. The Company incurred commitment fees of approximately $50 and $53 for the three months ended June 30, 2000 and 1999, respectively, which are included in this interest expense. The Company incurred commitment fees of approximately $100 and $90 for the six months ended June 30, 2000 and 1999, respectively.

                  The net increase of $40 and $140 in depreciation expense for the three months and six months ended June 30, 2000 and 1999, respectively, was due to the acquisition of two real estate investments in the first quarter of 1999, net of the effect of the disposition of two properties in the first quarter of 2000 and four properties in the second quarter of 1999.

                  The net decrease in general and administrative expense of approximately $1 and $164 for the three months and six months ended June 30, 2000, respectively, was primarily due to compensation expense that was accrued in 1999 but not in the first quarter of 2000.

                  Funds from Operations. The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition of such term, as net earnings on real estate investments (calculated in accordance with generally accepted accounting principles) before gains (losses) on the sale of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible debentures are added back to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the three months and six months ended June 30, 2000 and 1999. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the three months and six months ended June 30, 2000 and 1999 (in thousands, except per share data):


FUNDS FROM OPERATIONS ("FFO"):

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                    -------------------         ------------------
                                                      2000        1999            2000       1999
                                                    -------     -------         -------    -------
Net earnings                                        $ 6,245     $ 8,674         $15,573    $15,165

  Gain on sales of properties                            --      (2,483)         (2,738)    (2,483)
  Depreciation*                                       3,483       3,437           6,999      6,875
  Amortization of capitalized leasing fees*             198         109             370        209
  Amortization of capitalized leasing income             32          38              74         82
                                                    -------     -------         -------    -------

Funds From Operations                                 9,958       9,775          20,278     19,848

  Interest on convertible debentures                    425         425             850        850
  Amortization of convertible debenture costs            25          25              50         50
  Amounts attributable to minority interests            223         316             447        521
                                                    -------     -------         -------    -------

Fully Diluted Funds From Operations                 $10,631     $10,541         $21,625    $21,269
                                                    =======     =======         =======    =======

Per Share:
  Fully Diluted Funds From Operations               $  0.31     $  0.29         $  0.62    $  0.59
                                                    =======     =======         =======    =======

Applicable weighted average shares                   34,656      36,030          34,923     36,027
                                                    =======     =======         =======    =======


----------------------
* Net of amounts attributable to minority interests

         ADDITIONAL INFORMATION: The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments, for leasing fees paid and for principal amortization of mortgage notes payable during the three months and six months ended June 30, 2000 and 1999 (in thousands):


Tenant improvements:
  Shopping centers                                  $   668     $   429         $ 1,737    $   602
  Industrial                                             --          --              --         --
                                                    -------     -------         -------    -------
  Total tenant improvements                             668         429           1,737        602
                                                    -------     -------         -------    -------

Capital expenditures:
  Shopping centers                                    1,438       1,262           1,639      1,537
  Industrial                                              9           4               6         21
                                                    -------     -------         -------    -------
  Total capital expenditures                          1,447       1,266           1,645      1,558
                                                    -------     -------         -------    -------
    Total improvements                              $ 2,115     $ 1,695         $ 3,382    $ 2,160
                                                    =======     =======         =======    =======

Leasing fees paid                                   $   344     $   273         $   734    $   505
                                                    =======     =======         =======    =======
Principal amortization of mortgage notes payable    $   511     $   496         $ 1,024    $   807
                                                    =======     =======         =======    =======


                           PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  (21)     Company Subsidiaries

                  (27)     Financial Data Schedule (for S.E.C. use only)

                  (99) Unaudited Financial Statements of IRT Partners L.P. for the three months and six months ended June 30, 2000.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                            IRT PROPERTY COMPANY


       Date: August 11, 2000                /s/ Thomas H. McAuley
                                            ------------------------------------
                                            Thomas H. McAuley
                                            President & Chief Executive Officer


       Date: August 11, 2000                /s/ James G. Levy
                                            ------------------------------------
                                            James G. Levy
                                            Executive Vice President &
                                            Chief Financial Officer