Form 10-Q
period 2000-09-30
IRT PROPERTY CO
filed 2000-11-14
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000
                                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ________________ to ________________

                    Commission File Number            1-7859
                    ----------------------------------------

                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)


           Georgia                                     58-1366611
--------------------------------          -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   200 Galleria Parkway, Suite 1400
          Atlanta, Georgia                               30339
----------------------------------------           ------------------
(Address of principal executive offices)               (Zip Code)

                                 (770) 955-4406
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                   Outstanding at November 10, 2000
--------------------------                     --------------------------------
Common Stock, $1 Par Value                             30,886,357 Shares

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

Item 1.  Financial Statements

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                      September 30,       December 31,
                                                                                           2000               1999
                                                                                      -------------       ------------
                                                                                       (Unaudited)
ASSETS
Real estate investments:
               Rental properties                                                        $  624,001         $  630,005
               Accumulated depreciation                                                    (94,320)           (86,170)
                                                                                        ----------         ----------
                              Net rental properties                                        529,681            543,835

               Equity investment in and advances to unconsolidated affiliates               11,643              7,251
               Net investment in direct financing leases                                     4,294              4,412
               Mortgage loans, net                                                           3,157                 92
                                                                                        ----------         ----------
                              Net real estate investments                                  548,775            555,590

Cash and cash equivalents                                                                       42                514
Prepaid expenses and other assets                                                           11,461              9,792
                                                                                        ----------         ----------

                              Total assets                                              $  560,278         $  565,896
                                                                                        ==========         ==========

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
               Mortgage notes payable, net                                              $  117,098         $  122,164
               7.3% convertible subordinated debentures, net                                23,275             23,275
               Senior notes, net                                                           124,699            124,654
               Indebtedness to banks                                                        31,223             20,400
               Accrued interest                                                              2,759              3,612
               Accrued expenses and other liabilities                                       10,641              8,196
                                                                                        ----------         ----------

                              Total liabilities                                            309,695            302,301

Commitments and contingencies (Note 6)

Minority interest payable                                                                    7,294              7,392

Shareholders' Equity:
               Common stock, $1 par value, 150,000,000 shares authorized;
                      33,234,206 shares issued in 2000 and 1999, respectively               33,234             33,234
               Preferred stock, $1 par value, authorized 10,000,000 shares;
                      none issued                                                               --                 --
               Additional paid-in capital                                                  272,471            272,448
               Deferred compensation/stock loans                                            (1,879)            (1,808)
               Treasury stock, at cost, 2,016,149 and 516,527 shares
                              in 2000 and 1999, respectively                               (16,673)            (4,026)
               Cumulative distributions in excess of net earnings                          (43,864)           (43,645)
                                                                                        ----------         ----------

                              Total shareholders' equity                                   243,289            256,203
                                                                                        ----------         ----------

                              Total liabilities and shareholders' equity                $  560,278         $  565,896
                                                                                        ==========         ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
     For the Three Months and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                    Three Months Ended            Nine Months Ended
                                                                        September 30,                September 30,
                                                                  -----------------------       -----------------------
                                                                    2000           1999           2000           1999
                                                                  --------       --------       --------       --------
REVENUES:
            Income from rental properties                         $ 21,333       $ 20,533       $ 63,379       $ 62,649
            Interest income                                            287            116            767            206
            Interest on direct financing leases                        118            123            416            438
                                                                  --------       --------       --------       --------

                      Total revenues                                21,738         20,772         64,562         63,293
                                                                  --------       --------       --------       --------

EXPENSES:
            Operating expenses of rental properties                  4,914          4,826         14,707         14,416
            Interest expense                                         5,499          5,297         16,301         16,096
            Depreciation                                             3,800          3,449         10,910         10,419
            Amortization of debt costs                                 133            114            399            337
            General and administrative                               1,132            769          2,800          2,602
                                                                  --------       --------       --------       --------

                      Total expenses                                15,478         14,455         45,117         43,870

Equity in loss of unconsolidated affiliates                            (16)            (2)           (50)            (2)
                                                                  --------       --------       --------       --------

                      Earnings before minority interest
                       and gain on sales of properties               6,244          6,315         19,395         19,421

Minority interest of unitholders in operating partnership             (143)          (147)          (459)          (571)

Gain on sales of properties                                            644             --          3,382          2,483
                                                                  --------       --------       --------       --------

                      NET EARNINGS                                $  6,745       $  6,168       $ 22,318       $ 21,333
                                                                  ========       ========       ========       ========

PER SHARE:
            Net earnings -- basic                                 $   0.21       $   0.19       $   0.70       $   0.64
                                                                  ========       ========       ========       ========

            Net earnings -- diluted                               $   0.21       $   0.19       $   0.69       $   0.64
                                                                  ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
            Basic                                                   31,408         33,148         31,821         33,147
                                                                  ========       ========       ========       ========
            Diluted                                                 32,255         33,967         34,720         33,149
                                                                  ========       ========       ========       ========

                 The accompanying notes are an integral part of
                         these consolidated statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                 (In Thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   -----------------------------
                                                                                      2000               1999
                                                                                   ----------         ----------
Cash flows from operating activities:
  Net earnings                                                                     $   22,318         $   21,333
  Adjustments to reconcile earnings to net cash from operating activities:
    Depreciation                                                                       10,910             10,419
    Gain on sales of properties                                                        (3,382)            (2,483)
    Minority interest of unitholders in partnership                                      (117)                29
    Amortization of deferred compensation                                                  93                 77
    Amortization of debt costs and discounts                                              399                380
    Amortization of capitalized leasing income                                            117                116
    Changes in assets and liabilities:
      Decrease in interest receivable, prepaid expenses
        and other assets                                                               (2,087)            (1,230)
      Increase in accrued expenses and other liabilities                                1,728              4,781
                                                                                   ----------         ----------

Net cash flows from operating activities                                               29,979             33,422
                                                                                   ----------         ----------

Cash flows used in investing activities:
  Proceeds from sales of properties, net                                               12,446             12,411
  Investment in unconsolidated affiliates                                              (4,392)            (6,708)
  Additions to real estate investments, net                                            (5,917)           (13,981)
  Funding of mortgage loans receivable, net                                            (3,072)                --
  Collections of mortgage loans receivable, net                                             7              1,004
                                                                                   ----------         ----------

Net cash flows used in investing activities                                              (928)            (7,274)
                                                                                   ----------         ----------

Cash flows used in financing activities:
  Cash dividends, net                                                                 (22,180)           (23,098)
  Purchase of treasury stock                                                          (13,272)                --
  Exercise of stock options                                                               172                 37
  Principal amortization of mortgage notes payable                                     (1,546)            (1,943)
  Repayment of mortgage notes payable                                                  (3,520)
  Payment of deferred financing costs                                                      --               (603)
  Proceeds from mortgage notes payable                                                     --             40,000
  Increase (decrease) in bank indebtedness                                             10,823            (39,500)
                                                                                   ----------         ----------

Net cash flows used in financing activities                                           (29,523)           (25,107)
                                                                                   ----------         ----------

Net (decrease) increase in cash and cash equivalents                                     (472)             1,041

Cash and cash equivalents at beginning of period                                          514                344
                                                                                   ----------         ----------

Cash and cash equivalents at end of period                                         $       42         $    1,385
                                                                                   ==========         ==========

Supplemental disclosures of cash flow information:

  Total cash paid during period for interest                                       $   17,111         $   16,930
                                                                                   ==========         ==========

                The accompanying notes are an integral part of
                         these consolidated statements.

                              IRT PROPERTY COMPANY
                                 & SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2000 and 1999
                (Dollars in thousands, except per share amounts)


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1999. The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company, VW Mall, Inc. and IRT Alabama, Inc., and its majority-owned subsidiary, IRT Partners LP (collectively, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation. The Company's investments in IRT Capital Corporation ("IRTCC") and IRT Capital Corporation II ("IRTCCII") have been accounted for under the equity method of accounting. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 2000 and 1999 have been recorded. The results of operations for any interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.       Earnings Per Share

         Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period consistent with the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The effects of certain stock options and non-vested restricted stock, using the treasury stock method, have been excluded from the calculation of dilutive earnings per share, as they are anti-dilutive. The effects of the conversion of the Operating Partnership Units held by the minority interest are dilutive and have been included in the calculation of dilutive earnings per share for all periods presented. For the nine months ended September 30, 2000, the effects of the conversion of the 7.3% debentures have been included in the calculation of dilutive earnings per share as they are dilutive. The effects of the conversion of such debentures have not been included in the calculation of dilutive earnings per share for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 1999 as they were anti-dilutive for those periods.

                                                                                             Per Share
                                                                   Income        Shares        Amount
                                                                  --------       -------     ---------
(In thousands except per share amounts)
For the three months ended September 30, 2000
Basic net earnings available to shareholders                      $  6,745        31,408      $   0.21
Options outstanding                                                     --            31      ========
Minority interest of unitholders in operating partnership              143           816
                                                                  --------       -------
Diluted net earnings available to shareholders                    $  6,888        32,255      $   0.21
                                                                  ========       =======      ========


For the three months ended September 30, 1999
Basic net earnings available to shareholders                      $  6,168        33,148      $   0.19
Options outstanding                                                     --             3      ========
Minority interest of unitholders in operating partnership              147           816
                                                                  --------       -------
Diluted net earnings available to shareholders                    $  6,315        33,967      $   0.19
                                                                  ========       =======      ========


For the nine months ended September 30, 2000
Basic net earnings available to shareholders                      $ 22,318        31,821      $   0.70
Options outstanding                                                     --            14      ========
Minority interest of unitholders in operating partnership              459           816
Conversion of 7.3% debentures                                        1,349         2,069
                                                                  --------       -------
Diluted net earnings available to shareholders                    $ 24,126        34,720      $   0.69
                                                                  ========       =======      ========


For the nine months ended September 30, 1999
Basic net earnings available to shareholders                      $ 21,333        33,147      $   0.64
Options outstanding                                                     --             2      ========
Minority interest of unitholders in operating partnership               --            --
                                                                  --------       -------
Diluted net earnings available to shareholders                    $ 21,333        33,149      $   0.64
                                                                  ========       =======      ========

3.       7.3% Convertible Subordinated Debentures

         Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275 of debentures outstanding on September 30, 2000 are converted.

4.       Rental Properties

                          Shopping Center Dispositions

          Date                                             Square        Sales           Cash
          Sold        Property Name     City, State        Footage       Price          Proceeds        Gain
         ----------------------------------------------------------------------------------------------------
         1/14/00     Palm Gardens       Largo, FL         $  49,890     $  1,500       $  1,389       $   804
         8/01/00     Palm Gardens**                                                    $    651       $   651

         2/18/00     Westgate Square    Sunrise, FL         104,853       11,355         10,271         1,934

         8/31/00     Abbeville          Abbeville, SC        59,525          177            135            (7)
                                                          ---------------------------------------------------
                                                            214,268     $ 13,032       $ 12,446       $ 3,382
                                                          ===================================================

** Represents additional sale proceeds received subsequent to the sale of the property.

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

         On June 1, 1999 the Company loaned IRTCCII approximately $3,800 to purchase 23 acres of undeveloped land in Miramar, Florida. On September 3, 1999, the Company loaned IRTCCII approximately $2,600 to purchase a shopping center and two parcels of approximately nine acres of undeveloped land in Pasco County, Florida. Through September 30, 2000, the Company has loaned an additional $4,305 to IRTCCII for the development of these properties. On August 1, 2000, the Company loaned IRTCCII approximately $500 to purchase a parcel of approximately 8 acres in Hillsborough County, Florida. Through September 30, 2000, the Company has loaned an additional $150 for the development of this property.

6.       Commitments and Contingencies

         On January 20, 2000, the Company entered into a co-development agreement. Under this agreement, the Company will fund, through loans to the co-developer, monies to acquire land adjacent to an existing shopping center in Atlanta, Georgia and to develop such land. The Company has committed up to $3,650 for this project of which $3,072 is outstanding as of September 30, 2000. The loan, secured by a mortgage on the development and bearing interest at a rate based on the one month LIBOR plus 250 basis points, matures on July 1, 2001.

7.       Subsequent Events

         On October 3, 2000, the Company sold Carolina Place Shopping Center, located in Hartsville, South Carolina, for approximately $2,016 in cash.

         On November 1, 2000 the Company amended its $100 million unsecured revolving loan facility (Please refer to the First Amended and Restated Credit Agreement, a copy of which is filed herewith). In accordance with the amended agreement, the Company has an option to increase the Facility at its discretion by $50 million and the maturity date was extended to November 1, 2003.


Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.
                  (Dollars in thousands)

         Material Changes in Financial Condition.

                  During the nine months ended September 30, 2000, the Company:

         - obtained cash proceeds of approximately $12,446 from the sale of three properties and recognized a gain of approximately $3,382 for financial reporting purposes.

                  During the nine months ended September 30, 2000, the Company utilized funds of:

         - approximately $22,180, net of approximately $334 due to the Company's dividend reinvestment program, to pay dividends to the holders of the Company's common stock,

         - approximately $13,272 to repurchase 1,580,401 shares of the Company's common stock pursuant to the Company's stock repurchase program,

         - approximately $3,520 to repay a 7.75% mortgage at its scheduled maturity,

         - approximately $3,072 to fund a loan for a co-development project,

         - approximately $5,917 for capital expenditures and tenant improvements, and

         - approximately $4,305 for advances to IRTCCII for further development of land and properties acquired in 1999 and 2000.

                  During the nine months ended September 30, 1999, the Company:

         - obtained a $40,000 loan secured by first mortgages on eight properties, and

         - obtained cash proceeds of approximately $12,411 from the sale of properties and recognized a corresponding gain of approximately $2,483 for financial reporting purposes

                  During the nine months ended September 30, 1999, the Company utilized funds of:

         - approximately $39,500 to pay down its unsecured revolving term loan

         - approximately $15,518 for the acquisition of two shopping center investments, consisting of cash paid of approximately $9,776 and mortgage debt assumed of approximately $5,742 secured by one of the centers,

         - approximately $6,400 for a loan to IRTCCII, consisting of approximately $3,800 for the acquisition of 23 acres of undeveloped land in Miramar, Florida, and approximately $2,600 for the acquisition of a shopping center and 9.1 acres of undeveloped land in Pasco County, Florida, and

         - $625 to repay, at its scheduled maturity, a 9% purchase-money mortgage.

         Material Changes in Results of Operations.

                  During the three months and nine months ended September 30, 2000, rental income from the Company's portfolio of shopping center investments:

                  - increased approximately $1,187 and $1,645, respectively, for the core portfolio,including a one time lease termination payment of $1,189, and a one-time write-off of $223 of accounts receivable,

                  - increased approximately $29 and $531, respectively, due to the acquisition of two shopping centers in the first quarter of 1999, and

                  - decreased approximately $416 and $1,446, respectively, due to sales of two investments in the first quarter of 2000, one sale during the third quarter of 2000, and four in the second quarter of 1999.

                  During the three months and nine months ended September 30, 1999, compared to the corresponding periods of 1998, rental income from the Company's portfolio of shopping center investments:

                  - increased approximately $416 and $1,160, respectively, for the core portfolio,

                  - increased approximately $1,399 and $6,302, respectively, due to the acquisition of two shopping centers in 1999 and nine shopping centers in 1998, and

                  - decreased approximately $509 and $833, respectively, due to the sale of five investments in 1999, the sale of two investments in 1998 and the foreclosure of a mortgage held by the Company in 1998, and

                  - decreased approximately $1,365 and $2,459, respectively, due to six centers under redevelopment, and

                  - included amounts billed to the Jitney Jungle stores for the common area maintenance and tax reimbursements for the third quarter of 1999.

                  Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $133 and $189 during the three months ended September 30, 2000 and 1999, respectively, and $884 and $931 during the nine months ended September 30, 2000 and 1999, respectively. Percentage rental income is recorded upon collection based on the tenants' lease years.

                  Interest income during the three months and nine months ended September 30, 2000 increased approximately $171 and $561, respectively, due primarily to interest accrued on development loans.

                  During the three months and nine months ended September 30, 2000, operating expenses related to the Company's portfolio of real estate investments:

                  - increased approximately $193 and $584, respectively, for the core portfolio,

                  - increased approximately $32 and $156, respectively, due to the acquisition of two shopping centers in the first quarter of 1999, and

                  - decreased approximately $136 and $449, respectively, due to the sale of two properties in the first quarter of 2000, one property in the third quarter of 2000, and four in the second quarter of 1999.

                  During the three months and nine months ended September 30, 1999, operating expenses related to the Company's portfolio of real estate investments:

                  - increased approximately $307 and $353, respectively, for the core portfolio,

                  - increased approximately $348 and $1,608, respectively, due to the acquisition of two shopping center investments in 1999 and nine shopping center investments in 1998, and

                  - decreased approximately $110 and $319, respectively, due to the sale of an apartment investment in 1998.

                  During the three months and nine months ended September 30, 2000, interest expense on mortgages decreased from the three months and nine months ended September 30, 1999 approximately $286 and $73, respectively, primarily due to the repayment of $3,520 on a 7.75% mortgage loan at its scheduled maturity in the first quarter of 2000, the repayment of $3,332 on a 9.88% mortgage loan at its scheduled maturity in December 1999, net of the addition of the 6.5% fixed-rate, 25 year fully-amortizing $40,000 mortgage debt secured by eight of the Company's properties in February 1999.

                  Interest expense on bank indebtedness increased approximately $365 and $279, respectively, for the three months and nine months ended September 30, 2000. The Company had average borrowings of approximately $24,846 and $7,373 at effective interest rates of 7.92% and 6.55%, which rates reflect increases in market rates, generally, under its variable rate bank credit facility during the three months ended September 30, 2000 and 1999, respectively. The Company had average borrowings of approximately $22,131 and $19,960 at effective interest rates of 7.51% and 6.38%, which rates reflect higher rates generally in the latest nine months compared to the same period of 1999, under its variable rate bank credit facility during the nine months ended September 30, 2000 and 1999, respectively. The Company incurred commitment fees of approximately $52 and $58 for the three months ended September 30, 2000 and 1999, respectively, which are included in this interest expense. The Company incurred commitment fees of approximately $152 and $149 for the nine months ended September 30, 2000 and 1999, respectively.

                  The net increase of $351 and $490 in depreciation expense for the three months and nine months ended September 30, 2000 respectively, was due to the acquisition of two real estate investments in the first quarter of 1999, net of the effect of the disposition of two properties in the first quarter of 2000, one in the third quarter of 2000, and four properties in the second quarter of 1999.

                  The net increase in general and administrative expense of approximately $363 and $197 for the three months and nine months ended September 30, 2000, respectively, was primarily due to compensation expense that was accrued in third quarter of 2000 but not in the third quarter of 1999.

                  On August 16, 2000, IRT entered into a Strategic Partnership and Warrant Agreement and a Marketing Services Agreement with StoreTrax.com, Inc. Pursuant to the Marketing Services Agreement, StoreTrax.com will be the exclusive source on the internet for publishing leasing information about IRT's commercial properties other than IRT's own website. In exchange for entering into this exclusive arrangement with StoreTrax.com, IRT received a warrant to purchase up to 1.5% of the outstanding shares on August 16, 2000 of StoreTrax.com's common stock.

                  Funds from Operations. The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition of such term, as net earnings on real estate investments (calculated in accordance with generally accepted accounting principles) before gains (losses) on the sale of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible debentures are added back to funds from operations when assumed conversion of the debentures is dilutive. Conversion of the debentures is dilutive and therefore assumed for the three months and nine months ended September 30, 2000 and 1999. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

         The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the three months and nine months ended September 30, 2000 and 1999 (in thousands, except per share data):



FUNDS FROM OPERATIONS ("FFO"):                                           Three Months Ended           Nine Months Ended
                                                                            September 30,                September 30,
                                                                       -----------------------     ------------------------
                                                                          2000          1999         2000             1999
                                                                       ---------     ---------     ---------      ---------
Net earnings                                                           $  6,745       $ 6,168      $ 22,318       $ 21,333

                      Gain on sales of properties                          (644)           --        (3,382)        (2,483)
                      Depreciation *                                      3,724         3,434        10,723         10,309
                      Amortization of capitalized leasing fees *            211           134           582            343
                      Amortization of capitalized leasing income             44            34           117            116
                                                                       --------       -------      --------       --------
Funds From Operations                                                    10,080         9,770        30,358         29,618

                      Interest on convertible debentures                    425           424         1,274          1,274
                      Amortization of convertible debenture costs            25            25            75             75
                      Amounts attributable to minority interests            209           168           656            689
                                                                       --------       -------      --------       --------
Fully Diluted Funds From Operations                                    $ 10,739       $10,387      $ 32,363       $ 31,656
                                                                       ========       =======      ========       ========

Per Share:
    Fully Diluted Funds From Operations                                $   0.31       $  0.29      $   0.93       $   0.88
                                                                       ========       =======      ========       ========

Applicable weighted average shares                                       34,324        36,036        34,720         36,034
                                                                       ========       =======      ========       ========


*  Net of amounts attributable to minority interests


         ADDITIONAL INFORMATION: The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments, for leasing fees paid and for principal amortization of mortgage notes payable during the

Tenant Improvements:
                      Renovation                                       $     --       $    40      $     --       $     94
                      Tenant Improvements - Anchors                         623           168         1,083            168
                      Tenant Improvements - Non-anchors                     470            79           952            627
                      Expansion                                             507            --         1,302             --
                                                                       --------       -------      --------       --------
                      Total tenant improvements                           1,600           287         3,337            889
                                                                       --------       -------      --------       --------
Capital expenditures:
                      Shopping centers                                    2,064         1,691         4,959          3,228
                      Industrial                                             --            18             6             39
                                                                       --------       -------      --------       --------
                      Total capital expenditures                          2,064         1,709         4,965          3,267
                                                                       --------       -------      --------       --------
                        Total improvements                             $  3,664       $ 1,996      $  8,302       $  4,156
                                                                       ========       =======      ========       ========
Leasing fees paid                                                      $    414       $   375      $  1,148       $    880
                                                                       ========       =======      ========       ========

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         (10.1) First Amended and Restated Credit Agreement dated as of November 1, 2000.

         (10.2) Modification of Financial Covenants of the Revolving Loan Credit Agreement dated as of November 1, 1999.

         (21)     Company Subsidiaries

         (27)     Financial Data Schedule (for S.E.C. use only)

         (99) Unaudited Financial Statements of IRT Partners L.P. for the three months and nine months ended September 30, 2000.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                            IRT PROPERTY COMPANY

Date:  November 13, 2000                    /s/ Thomas H. McAuley
     -------------------                    -----------------------------------
                                            Thomas H. McAuley
                                            President & Chief Executive Officer



Date:  November 13, 2000                    /s/ James G. Levy
     -------------------                    -----------------------------------
                                            James G. Levy
                                            Executive Vice President &
                                            Chief Financial Officer