Form 10-K405
period 2000-12-31
IRT PROPERTY CO
filed 2001-03-21
CIK 311099

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER: 1-7859
                              IRT PROPERTY COMPANY

             (Exact name of registrant as specified in its charter)

                     GEORGIA                                            58-1366611
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                          Identification Number)
         200 GALLERIA PARKWAY, SUITE 1400                                 30339
                 ATLANTA, GEORGIA                                       (Zip Code)
     (Address of principal executive offices)

      Registrant's telephone number, including area code:  (770) 955-4406

          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                      Name of each exchange on which registered
              Shares of Common Stock                             New York Stock Exchange
                   $1 Par Value

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant at March 19, 2001 was $283,366,430.

 30,306,570 SHARES OF COMMON STOCK, $1 PAR VALUE, WERE OUTSTANDING AT MARCH 19,
                                     2001.

                      DOCUMENTS INCORPORATED BY REFERENCE
THE INFORMATION CALLED FOR BY PART III (ITEMS 10, 11, 12 AND 13) IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 2001 ANNUAL
 MEETING OF SHAREHOLDERS OF THE COMPANY TO BE FILED PURSUANT TO REGULATION 14A.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties. You can identify these forward-looking statements through our use of words such as "may," "will," "intend," "project," "expect," "anticipate," "assume," "believe," "estimate," "continue," or other similar words. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control. Our actual results may differ significantly from those expressed or implied in our forward-looking statements.

     Factors that might cause such differences include, but are not limited to:

     - changes in tax laws or regulations, especially those relating to real estate investment trusts and real estate in general;

     - the number, frequency and duration of vacancies that we experience;

     - our ability to solicit new tenants and to obtain lease renewals from existing tenants on terms that are favorable to us;

     - tenant bankruptcies and closings;

     - the general financial condition of, or possible mergers or acquisitions involving, our tenants;

     - competition;

     - changes in interest rates and national and local economic conditions;

     - possible environmental liabilities;

     - the availability, cost and terms of financing;

     - our ability to identify, acquire, construct or develop additional properties that result in the returns anticipated or sought; and

     - our ability to effectively integrate properties or portfolio acquisitions or other mergers or acquisitions.

     You should also carefully consider any other factors contained in this report, including the information incorporated by reference into this report. You should pay particular attention to those factors discussed in any supplement under the heading "Risk Factors." You should not rely on the information contained in any forward-looking statements, and you should not expect us to update any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     IRT Property Company, individually and collectively with its subsidiaries, "IRT" or the "Company," was founded in 1969 and has been a Georgia corporation since 1979. The Company is an owner, operator, developer and redeveloper of neighborhood and community shopping centers located primarily in the southeastern United States and usually anchored by necessity-oriented retailers such as supermarkets, drug stores and discount variety stores. IRT is a self-administered and self-managed equity real estate investment trust with acquisition, development, redevelopment, financing, property management and leasing capabilities.

     IRT has elected since inception to be treated as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code (the "Code"). IRT intends to continue such election, although it is not required to do so. For the special provisions applicable to REITs, see Sections 856-860 of the Code, as amended. The Company has five subsidiaries.

     IRT Partners, L.P. ("LP"), a Georgia limited partnership, was formed in 1998 to enhance the Company's acquisition opportunities by offering potential sellers the ability to engage in tax-deferred sales in exchange for Operating Partnership Units ("OP Units") of LP, which are redeemable for shares of the Company's common stock. The Company serves as general partner of LP and made an initial contribution of 20 shopping centers and related assets and cash to LP in exchange for OP Units and partnership interests. Subsequent to the formation of LP, the Company has contributed cash to acquire five shopping centers and LP has divested three shopping centers. As a result, IRT and one of its wholly owned subsidiaries own approximately 93.0% of LP as of December 31, 2000, which is included in the Company's consolidated financial statements. LP currently has several unaffiliated limited partners resulting from the acquisition of three Florida properties by LP in August 1998. The unaffiliated limited partners have the option to require LP to redeem their OP Units at any time, in which event LP has the option to purchase the OP Units for cash or convert them into one share of the Company's common stock for each OP Unit. LP has guaranteed the Company's bank indebtedness and its senior indebtedness.

     IRT Capital Corporation II ("IRTCCII"), a taxable subsidiary of the Company, was formed under the laws of Georgia in 1999. IRTCCII has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage. The Company currently holds 96% of the non-voting common stock and 1% of the voting common stock of IRTCCII. The remaining voting common stock is currently held by an executive officer and a director of the Company, but the Company has elected on March 15, 2001 to become a taxable REIT subsidiary pursuant to the Tax Relief Extension Act of 1999 (sometimes referred to as the "REIT Modernization Act of 1999"). IRTCCII, which is accounted for by the Company under the equity method, is taxed as a regular corporation and not as a REIT. IRTCCII currently is in the process of developing three shopping centers in Florida. IRTCCII has guaranteed the Company's bank indebtedness and its senior indebtedness.

     The Company has three wholly-owned subsidiaries. VW Mall, Inc. ("VWM") was formed in July 1994, but is currently inactive. IRT Alabama, Inc. ("IRTAL") was formed in August 1997 to purchase Madison Centre in Madison, Alabama, which it continues to own, but it conducts no significant operations beyond this property. IRT Management Company ("IRTMC") was formed in 1990. IRTMC currently holds 92.0% of the operating units of IRT Partners L.P.

     IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was dissolved in January 2001.

INVESTMENT AND OPERATING PHILOSOPHY

     The Company's fundamental business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on neighborhood and community shopping centers in the southeastern United States. The Company's investment portfolio includes

88 shopping centers, one industrial property, several investments which are accounted for as direct financing leases and four mortgage loans. In addition, the Company has authority to make other types of equity and mortgage investments in real estate. For a description of the Company's individual investments and of material developments during 2000 regarding these investments and the Company as a whole, reference is made to Items 2 and 7 hereof. Readers are also urged to review the Company's Annual Report to Shareholders for the year ended December 31, 2000.

     The Company's mission is to maximize growth and long-term real estate value while providing attractive annual returns for its shareholders. The Company seeks to achieve this through geographic and tenant diversification, acquisitions, expansions and redevelopments, developments and co-developments, dispositions and technology initiatives.

     The Company believes that geographic and tenant diversification will help increase shareholder return by managing economic risks. The following table summarizes the geographic diversification of the shopping centers by total gross leaseable area by state and total rental revenue by state as of and for the year ended December 31, 2000.

                     SUMMARY OF GEOGRAPHIC DIVERSIFICATION

                                                  % OF        GROSS                             % OF
                                     NUMBER       TOTAL     LEASEABLE     % OF     RENTAL      RENTAL
              STATE                OF CENTERS    CENTERS    AREA (GLA)    GLA     REVENUES    REVENUES
              -----                ----------    -------    ----------    ----    --------    --------
                                                (IN THOUSANDS, EXCEPT NUMBER OF CENTERS)
Florida..........................      24         27.3%       2,785       30.3%   $30,318       36.3%
Georgia..........................      20         22.7%       2,319       25.2%    21,615       25.8%
North Carolina...................      15         17.0%       1,262       13.7%    10,722       12.8%
Louisiana........................      14         15.9%       1,660       18.1%    12,025       14.4%
South Carolina...................       4          4.5%         242        2.6%     1,725        2.1%
Tennessee........................       3          3.4%         350        3.8%     2,729        3.3%
Virginia.........................       3          3.4%         262        2.9%     1,871        2.2%
Alabama..........................       3          3.4%         200        2.2%     1,818        2.2%
Mississippi......................       1          1.1%          67        0.7%       567        0.7%
Kentucky.........................       1          1.1%          38        0.4%       229        0.3%
                                       --                     -----               -------
          Total..................      88                     9,185               $83,619
                                       ==                     =====               =======

     The Company's shopping centers were 93% leased as of December 31, 2000 with over 1,000 different tenants. No one shopping center accounts for more than 4.3% of rental revenue and no one tenant represents more than 8.0% of rental revenues. The average base rent per square foot increased $0.05 to $7.87 per square foot for the year ended December 31, 2000. As of December 31, 2000, the Company's five largest tenants, as a percentage of base rental revenues, are Publix, Kroger, Wal-Mart, Kmart and Harris Teeter with percentages of 8.0%, 6.9%, 5.1%, 5.0% and 2.4% respectively. Necessity-oriented retailers such as supermarkets, drug stores and discount variety stores are typical anchor tenants, and accounted for 49% of the Company's rental revenues in 2000.

     In making new real estate investments, the Company intends to continue to place primary emphasis on obtaining equity interests in well-located, income-producing properties with attractive yields and potential for increases in income and capital appreciation. The Company focuses on neighborhood and community shopping centers, primarily in the southeastern United States; however, the Company will consider acquisitions in other regions. Since 1996 the Company has acquired 21 properties in primary or secondary markets in the southeast, for an aggregate cost of $184 million. These acquisitions contributed approximately 29% to rental revenues for 2000. Also, the Company continually reviews mergers and acquisitions with companies engaged in businesses similar or complementary to ours.

     Existing investments are continuously reviewed by Company management and appropriate programs to renovate and modernize properties are designed and implemented in order to improve leasing arrangements and tenant satisfaction, thereby increasing funds from operations and property values. In 2000, the Company commenced such programs for six properties -- two properties in each of Florida and Georgia, respectively, and one in both North Carolina and South Carolina. These expansions and redevelopments will total approximately 155,430 additional square feet.

     In 1999 the Company initiated a development program through IRTCCII with the acquisition of two parcels of land in Florida. In 2000 the Company purchased an additional parcel of land in Florida. The Company commenced the development of these properties in 2000, which will have an aggregate of 334,270 square feet when completed. The Company also has seven projects in various stages of pre-development for an aggregate of approximately 635,420 square feet and continues to search for other development opportunities. The Company maintains a conservative approach toward development and manages the development risk usually by pre-leasing the development before commencement of construction.

     The Company also, from time to time, considers the disposition or exchange of existing investments in order to improve its investment portfolio. During 1999, the Company identified those investments that are in tertiary markets and focused its efforts to sell these properties. During 1999 and 2000, the Company sold a combined total of 10 properties for approximately $30.2 million.

     During 2000, the Company entered into two strategic partnerships, without any investment by the Company, for internet and broadband technologies to increase the Company's internal growth and operating efficiencies. On August 16, 2000 the Company entered into a Warrant Agreement and a Marketing Services Agreement with StoreTrax.com, Inc. Pursuant to the agreements, StoreTrax.com is the exclusive source on the internet for publishing leasing information about the Company's properties. In exchange for entering into this agreement with StoreTrax.com, the Company received a warrant to purchase a specified amount of StoreTrax.com's outstanding common stock. On December 6, 2000, the Company entered into an agreement with MyShoppingCenter.com to install broadband infrastructure and to develop and host websites for all of the Company's properties and tenants.

     The Company directly provides property management and leasing services for all of its operating properties. Self-management enables the Company to emphasize and more closely control leasing and property management. Internal property management also provides the Company opportunities for operating efficiencies by enabling it to acquire additional properties without proportionate increases in property management expenses. The Company's property management program is staffed by property management and leasing professionals located in offices in Atlanta, GA; Charlotte, NC; Orlando, FL; Ft. Lauderdale, FL and New Orleans, LA. During 2000, the Company upgraded its internal systems to allow information access for all southeastern locations, thereby improving communication and information transmittal between the regional offices and corporate headquarters.

     The Company has principal offices in Atlanta, GA and presently employs a total of 62 people located in the five southeastern locations. Since its founding in 1969, the Company has successfully operated and grown through three major real estate recessions. The Company believes its management has the experience and expertise necessary to preserve values and enhance future operating performance.

FINANCIAL PHILOSOPHY

     Maintaining a conservative capital structure that allows the Company continued cost-effective access to the capital markets is an important element of the Company's growth strategy. The Company believes its financial position as of December 31, 2000, including the following measures, demonstrates management's discipline in applying conservative capital policies:

     - Long-term variable rate debt was 9.7% of total market capitalization.

     - Unencumbered real estate assets as a percentage of real estate investments at cost was 69% as 70 out of the 92 investments were unencumbered.

     The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends.

The Company intends to finance future acquisitions and developments with additional secured or unsecured borrowings, its revolving credit facility, proceeds from property sales, the issuance of OP Units of LP or issuance of common or preferred stock. The Company intends to closely monitor and review such financing activity to ensure compliance with certain covenants and restrictions and to maintain the Company's investment grade bond rating. The Company currently has a shelf registration outstanding for up to $300 million of common stock, preferred stock, depositary shares, debt securities and warrants. No securities were issued off this shelf registration statement in 2000.

INDUSTRY AND COMPETITIVE CONDITIONS

     The results of the Company's operations depend upon the performance of its existing investment portfolio, the availability of suitable opportunities for new investments, the yields available on such new investments and the Company's cost of capital. Yields will vary with the type of investment involved, the condition of the financial and real estate markets, the nature and geographic location of the investment, competition and other factors. The performance of a real estate investment company is strongly influenced by the cycles of the real estate industry. As financial intermediaries providing equity funds for real estate projects, real estate investment companies are generally subject to the same market and economic forces as other real estate investors.

     In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, other real estate investment trusts and other domestic real estate companies, such as Weingarten Realty Investors and Regency Realty Corporation. On properties presently owned by the Company or in which it has investments, the Company and its tenants and borrowers compete with other owners of like properties, such as Regency Realty Corporation and JDN Realty Corporation, for tenants and/or customers depending on the nature of the investment. Management believes that the Company is well positioned to compete effectively for new investments and tenants.

     For any borrowed funds that may be used in new investment activity, the Company would be in competition with other borrowers seeking both secured and unsecured borrowings in the banking, real estate lending and public debt markets.

REGULATION

     The Company is subject to federal, state and local environmental regulations regarding the ownership, development and operation of real property. The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. sec.9601 et seq. ("CERCLA"), and applicable state laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances. The failure to undertake remediation where it is necessary may adversely affect the owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in claims by private parties for personal injury or property damage.

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

                                  RISK FACTORS

     Set forth below are the risks that management believes are material to investors in the Company's common stock ("Shares") or the OP Units, which are redeemable on a one-for-one basis for Shares or their cash equivalent. We refer to the Shares and the OP Units together as our "Securities," and the investors who own Shares or OP Units as our "Security Holders."

OWNING AND OPERATING RETAIL REAL ESTATE ENTAILS RISKS THAT COULD ADVERSELY AFFECT OUR PERFORMANCE

     Dependence on the Retail Industry. Our properties consist predominately of community and neighborhood shopping centers. The market for retail space may be adversely affected by consolidation of retailers, the relatively weak financial condition of certain retailers and overbuilding in certain markets.

     Internet Sales. Retail sales over the Internet have been increasing rapidly. The success of electronic commerce businesses in attracting customers of our tenants could adversely affect our tenants and other companies, and thus the demand for retail space. A reduction in the demand for retail space would adversely affect our performance.

     Major Tenants. As of December 31, 2000, our five largest tenants, as a percentage of base rental revenues, were Publix, Kroger, Wal-Mart, Kmart and Harris Teeter with percentages of 8.0%, 6.9%, 5.1%, 5.0% and 2.4% respectively. We could be adversely affected if any of our major tenants experienced a significant downturn in its business or failed to renew its leases as they expired. A downturn in the business of other significant tenants could also affect us adversely; however, as of December 31, 2000, we received no more than 2.4% of our annualized base rental revenue from any other single tenant.

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

     In October 1999, Jitney Jungle filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of filing, the Company had leases with Jitney Jungle at 10 store locations. Jitney Jungle disavowed two of these leases at the time of the bankruptcy filing. During 2000, Jitney Jungle released three additional leases and in January 2001, the remaining leases were rejected by the bankruptcy court. As of March 19, 2001, of the 10 original Jitney Jungle locations, three are fully leased to grocery operators, two are partially leased to another national tenant, with the balance of the space at these two locations under negotiation with other retailers. The Company is negotiating with retailers for three of the remaining five locations.

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

REAL ESTATE INDUSTRY RISKS MAY AFFECT OUR PERFORMANCE

     Concentration in the Southeast. Most of our real estate portfolio is located in the southeastern United States. This region has experienced rapid growth in recent years. Our business could be adversely affected generally by changes in the region's growth and economic condition.

     Uncertainty of Meeting Acquisition Objectives. We continually seek additional shopping centers and portfolios of shopping centers. We seek purchases with attractive initial yields and/or which may enhance our revenues and funds from operations through renovation, development, expansion and re-leasing programs. We also evaluate mergers and acquisitions with companies engaged in businesses similar or complementary to ours. However, we may not be able to meet our acquisition goals and cannot assure you that any acquisition will increase our revenues or funds from operations or result in a certain yield. In addition, we incur certain costs evaluating possible transactions, many of which are not recoverable when the transaction does not close.

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

     Lack of Environmental Analyses. The Company has obtained independent Phase I environmental site assessments for property acquisitions beginning in 1989, and otherwise as required by its lenders. A Phase I assessment, however, has not been obtained for several properties. Moreover, Phase I assessments generally do not include environmental sampling, monitoring or laboratory analysis. As a result there may be environmental contamination at our properties of which we are unaware. The Company presently carries limited insurance coverage for the types of environmental risks described herein. For the years commencing January 1, 2000, the Company has acquired environmental and pollution legal liability insurance coverage to mitigate the associated risks. However, there is no assurance that this insurance will be adequate to protect the Company against unforeseen liabilities, which could adversely affect the Company's performance.

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

COMPLIANCE WITH THE AMERICANS WITH DISABILITIES ACT AND OTHER LAWS MAY BE COSTLY

     Our properties must comply with the federal Americans with Disabilities Act of 1990 (the "ADA"). This law requires that disabled persons must be able to enter and use public properties like our shopping centers. The ADA, or other federal, state and local laws may require us to modify our properties, which may adversely affect our financial performance, and may limit renovations. If we fail to obey such laws, we may pay fines or damages.

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

OUR PERFORMANCE IS SUBJECT TO RISKS ASSOCIATED WITH DEBT FINANCING

     At December 31, 2000, we had $319 million in long-term debt. On December 31, 2000, our debt-to-total market capitalization ratio was 56% without giving effect to the conversion of the subordinated debentures or the OP Units, and 52% assuming conversion of our subordinated debentures and the OP Units held by unaffiliated persons. Of our long-term debt, 36% was secured by mortgages on our properties. If the Company was unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the Company. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the Company's ability to meet the REIT distribution requirements of the Code. We must pay our debts on time. Interest and principal on the Company's debt must be paid before dividends can be paid to shareholders. We may not be able to refinance existing indebtedness on favorable terms.

     We are obligated on floating rate debt, and historically have not used interest rate protection instruments. If we do not hedge our exposure to increases in interest rates through interest rate protection or cap agreements, increases in rates may reduce cash flow and our ability to service our debt. Our organization documents place no limit on the amount of indebtedness we may incur.

SECURITY HOLDERS MAY BE ADVERSELY AFFECTED BY THE DILUTION OF COMMON STOCK

     The Company may issue additional Shares or OP Units without Security Holder approval. Additionally, each OP Unit may be redeemed by the holder for one share of common stock or, at our option, the cash value of one share of common stock. Such issuances may dilute your interest in the Company.

OUR LIQUIDITY IS SUBJECT TO THE RESTRICTIONS ON SALES OF CERTAIN PROPERTIES

     We have agreements that limit our sale of certain properties acquired by LP in exchange for OP Units for up to 10 years. We may enter into similar agreements in the future with future sellers of properties that take OP Units in exchange for transferring properties to LP. These agreements may prevent sales of properties that could be advantageous to our Security Holders.

THE ABILITY TO EFFECT CHANGES IN CONTROL OF THE COMPANY MAY BE LIMITED

     Certain provisions of the law, our charter documents and Company policies may have the effect of delaying or preventing a change in control of the Company or other transaction that could, if consummated, provide investors with a premium over the then-prevailing market price of the Company's securities. These provisions include the ownership limit described below and the Company's Shareholders' Rights Plan. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be of benefit to other equity interests in the Company. For a description of the Company's Shareholders Rights Plan, see the Company's report on Form 8-K dated August 21, 1998.

THE COMPANY IS SUBJECT TO OWNERSHIP LIMITS AND CERTAIN ADVERSE EFFECTS OF FAILING TO QUALIFY AS A REIT

     Concentration of Ownership of the Company is Limited. In order to qualify as a REIT under the Code, we must satisfy various tests related to the sources and amounts of our income, the nature of our assets and our stock ownership. For example, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals. Our charter authorizes our directors to take such action as may be required to preserve our qualification as a REIT including limits on the ownership of our securities. These limits may have the ancillary effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 2.  PROPERTIES (IN THOUSANDS, EXCEPT FOR SQUARE FOOTAGE)

     The following tables and notes thereto describe the properties in which the Company had investments at December 31, 2000, as well as the mortgage indebtedness to which the Company's investments were subject. Reference is made to Note 3 to the consolidated financial statements included as a part of this report for information on minimum base rentals on noncancellable operating leases for the next five years and thereafter.

I. EQUITY INVESTMENTS (LAND AND BUILDINGS)

     The Company had a fee or leasehold interest in land and improvements thereon as follows:

                                                             GROSS         PERCENT
                                           DATE            LEASEABLE        LEASED       YEAR
             DESCRIPTION                 ACQUIRED            AREA          12/31/00    COMPLETED
             -----------               -------------   -----------------   --------   -----------
          SHOPPING CENTERS
Alafaya Commons......................          11/96     120,586 sq. ft.      95%            1987
  Orlando, FL
Ambassador Row.......................          12/94     193,982 sq. ft.      99%     1980 & 1991
  Lafayette, LA
Ambassador Row -- Courtyards.........          12/94     155,483 sq. ft.      82%     1986 & 1991
  Lafayette, LA
Asheville Plaza(3)...................           4/86      49,800 sq. ft.     100%            1967
  Asheville, NC
Bay Pointe Plaza(3)..................          12/98      97,390 sq. ft.      93%            1998
  St. Petersburg, FL
Bluebonnet Village...................          12/94      90,215 sq. ft.      99%            1983
  Baton Rouge, LA
The Boulevard........................          12/94      68,012 sq. ft.      66%     1976 & 1994
  Lafayette, LA
Centre Point Plaza(3)................  12/92 & 12/93     163,642 sq. ft.      98%     1989 & 1993
  Smithfield, NC
Chadwick Square(3)...................           1/92      32,100 sq. ft.      95%            1985
  Hendersonville, NC
Charlotte Square(3)..................           8/98      96,188 sq. ft.      94%            1998
  Port Charlotte, FL
Chastain Square......................          12/97      74,315 sq. ft.      98%            1981
  Atlanta, GA
Chelsea Place........................           7/93      81,144 sq. ft.     100%            1992
  New Port Richey, FL
Chestnut Square(3)...................           1/92      39,640 sq. ft.     100%            1985
  Brevard, NC
Colony Square........................           2/88      50,000 sq. ft.      94%            1987
  Fitzgerald, GA
Commerce Crossing....................          12/92     100,668 sq. ft.      97%            1988
  Commerce, GA

I. EQUITY INVESTMENTS (LAND AND BUILDINGS) CONTINUED

                                                             GROSS         PERCENT
                                           DATE            LEASEABLE        LEASED       YEAR
             DESCRIPTION                 ACQUIRED            AREA          12/31/00    COMPLETED
             -----------               -------------   -----------------   --------   -----------
Conway Crossing......................           6/79       6,000 sq. ft.      67%            1972
  Orlando, FL
Country Club Plaza...................           1/95      64,686 sq. ft.      89%            1982
  Slidell, LA
Countryside Shops....................           6/94     173,161 sq. ft.      67%      1986, 1988
  Cooper City, FL                                                                          & 1991
The Crossing.........................          12/94     113,989 sq. ft.     100%     1988 & 1993
  Slidell, LA
Daniel Village.......................           3/98     164,549 sq. ft.      92%            1988
  Augusta, GA
Delchamps Plaza......................           4/88      66,857 sq. ft.     100%            1987
  Pascagoula, MS
Douglas Commons......................           8/92      97,027 sq. ft.     100%            1998
  Douglasville, GA
Eden Centre(3).......................          11/94      56,355 sq. ft.     100%            1991
  Eden, NC
Elmwood Oaks.........................           1/92     130,284 sq. ft.     100%            1989
     Harahan, LA
Fairview Oaks........................           6/97      77,052 sq. ft.      99%            1997
  Ellenwood, GA
Forest Hills Centre(3)...............           8/90      74,180 sq. ft.      94%     1990 & 1995
  Wilson, NC
Forrest Gallery(3)...................          12/92     214,450 sq. ft.      98%            1987
  Tullahoma, TN
Fort Walton Beach Plaza..............           7/86      48,248 sq. ft.      11%            1986
  Ft. Walton Beach, FL
The Galleria(3)......................   8/86 & 12/87      92,344 sq. ft.      87%      1986, 1990
  Wrightsville Beach, NC                                                                   & 1996
Grassland Crossing...................           2/97      90,906 sq. ft.      99%            1996
  Alpharetta, GA
Greenwood............................           7/97     128,532 sq. ft.      94%     1982 & 1994
  Palm Springs, FL
Gulf Gate Plaza......................           6/79     174,566 sq. ft.      88%     1969 & 1974
  Naples, FL
Heritage Walk........................           6/93     159,991 sq. ft.     100%     1991 & 1992
  Milledgeville, GA
Lancaster Plaza......................           4/86      77,400 sq. ft.      91%            1971
  Lancaster, SC
Lancaster Shopping Center............   8/86 & 12/87      29,047 sq. ft.      89%     1963 & 1987
  Lancaster, SC
Lawrence Commons(3)..................           8/92      52,295 sq. ft.      98%            1987
  Lawrenceburg, TN

I. EQUITY INVESTMENTS (LAND AND BUILDINGS) CONTINUED

                                                             GROSS         PERCENT
                                           DATE            LEASEABLE        LEASED       YEAR
             DESCRIPTION                 ACQUIRED            AREA          12/31/00    COMPLETED
             -----------               -------------   -----------------   --------   -----------
Lexington Shopping Center............    6/88 & 6/89      36,535 sq. ft.     100%     1981 & 1989
  Lexington, VA
Mableton Crossing....................           6/98      86,819 sq. ft.      97%            1998
  Mableton, GA
MacLand Pointe.......................           1/93      79,699 sq. ft.      95%     1992 & 1993
  Marietta, GA
Madison Centre.......................           8/97      64,837 sq. ft.     100%            1997
  Huntsville, AL
Market Place.........................           4/97      73,686 sq. ft.      97%            1976
  Norcross, GA
McAlpin Square(2)....................          12/97     176,807 sq. ft.      96%            1979
  Savannah, GA
Millervillage........................          12/94      94,559 sq. ft.      33%     1983 & 1992
  Baton Rouge, LA
New Smyrna Beach Regional............           8/92     118,451 sq. ft.      99%            1987
  New Smyrna Beach, FL
North River Village..................  12/92 & 12/93     177,128 sq. ft.     100%     1988 & 1993
  Ellenton, FL
North Village Center(1)..............           8/86      60,356 sq. ft.      96%            1984
  North Myrtle Beach, SC
Old Kings Commons....................           5/88      84,759 sq. ft.      99%            1988
  Palm Coast, FL
Parkmore Plaza.......................          12/92     159,067 sq. ft.     100%     1986 & 1992
  Milton, FL
Paulding Commons.....................           8/92     192,391 sq. ft.      98%            1991
  Dallas, GA
Pensacola Plaza......................           7/86      56,098 sq. ft.     100%            1985
  Pensacola, FL
Pine Ridge Square(3).................          12/00     117,399 sq. ft.     100%            1986
  Coral Springs, FL
Pinhook Plaza........................          12/94     192,501 sq. ft.      73%     1979 & 1992
  Lafayette, LA
Plaza Acadienne(2)...................          12/94     105,419 sq. ft.     100%            1980
  Eunice, LA
Plaza North(3).......................           8/92      47,240 sq. ft.      97%            1986
  Hendersonville, NC
Powers Ferry Plaza...................           5/97      83,101 sq. ft.      88%     1979 & 1983
  Marietta, GA
Providence Square(3).................          12/71      85,930 sq. ft.      97%            1973
  Charlotte, NC
Riverside Square(3)..................           8/98     103,241 sq. ft.      99%            1998
  Coral Springs, FL

I. EQUITY INVESTMENTS (LAND AND BUILDINGS) CONTINUED

                                                             GROSS         PERCENT
                                           DATE            LEASEABLE        LEASED       YEAR
             DESCRIPTION                 ACQUIRED            AREA          12/31/00    COMPLETED
             -----------               -------------   -----------------   --------   -----------
Riverview Shopping Center(3).........           3/72     130,058 sq. ft.      88%     1973 & 1974
  Durham, NC
Salisbury Marketplace(3).............           9/96      76,970 sq. ft.      88%            1987
  Salisbury, NC
Scottsville Square...................           8/92      38,450 sq. ft.      94%            1986
  Bowling Green, KY
Seven Hills..........................           7/93      64,590 sq. ft.     100%            1991
  Spring Hill, FL
Shelby Plaza(2)(3)...................           4/86     103,000 sq. ft.     100%            1972
  Shelby, NC
Sherwood South.......................          12/94      75,607 sq. ft.      85%      1972, 1988
  Baton Rouge, LA                                                                          & 1992
Shoppes of Lago Mar(3)...............           2/99      82,613 sq. ft.      93%            1995
  Miami, FL
Shoppes of Silverlakes...............          11/97     126,638 sq. ft.      98%     1995 & 1996
  Pembroke Pines, FL
Siegen Village.......................          12/94     174,578 sq. ft.     100%     1988 & 1996
  Baton Rouge, LA
Smyrna Village(3)....................           8/92      83,334 sq. ft.     100%            1992
  Smyrna, TN
Smyth Valley Crossing................          12/92     126,841 sq. ft.      97%            1989
  Marion, VA
South Beach Regional.................           8/92     289,319 sq. ft.      95%     1990 & 1991
  Jacksonville Beach, FL
Spalding Village.....................           8/92     235,318 sq. ft.     100%            1989
  Griffin, GA
Spring Valley........................           3/98      75,415 sq. ft.      98%            1998
  Columbia, SC
Stadium Plaza........................           8/92      70,475 sq. ft.     100%            1988
  Phenix City, AL
Stanley Market Place(3)..............           1/92      40,364 sq. ft.      85%     1980 & 1991
  Stanley, NC
Tamarac Town Square(3)...............           8/98     124,685 sq. ft.      96%            1998
  Tamarac, FL
Tarpon Heights.......................           1/95      56,605 sq. ft.     100%            1982
  Galliano, LA
Thomasville Commons..................           8/92     148,754 sq. ft.      97%            1991
  Thomasville, NC
Town & Country.......................           1/98      71,283 sq. ft.      98%            1998
  Kissimmee, FL
Treasure Coast Plaza(3)..............           5/98     133,781 sq. ft.      99%            1998
  Vero Beach, FL

I. EQUITY INVESTMENTS (LAND AND BUILDINGS) CONTINUED

                                                             GROSS         PERCENT
                                           DATE            LEASEABLE        LEASED       YEAR
             DESCRIPTION                 ACQUIRED            AREA          12/31/00    COMPLETED
             -----------               -------------   -----------------   --------   -----------
Venice Plaza(1)......................           6/79     155,987 sq. ft.      62%     1971 & 1979
  Venice, FL
Village at Northshore................          12/94     144,373 sq. ft.      86%     1988 & 1993
  Slidell, LA
Walton Plaza.........................           8/98      43,460 sq. ft.      97%            1991
  Augusta, GA
Waterlick Plaza......................          10/89      98,694 sq. ft.      82%     1973 & 1988
  Lynchburg, VA
Watson Central.......................  12/92 & 10/93     227,747 sq. ft.      96%     1989 & 1993
  Warner Robins, GA
Wesley Chapel Crossing...............          12/92     170,792 sq. ft.     100%            1989
  Decatur, GA
West Gate Plaza......................    6/74 & 1/85      64,378 sq. ft.     100%     1974 & 1995
  Mobile, AL
West Towne Square....................           3/90      89,596 sq. ft.      99%            1988
  Rome, GA
Williamsburg at Dunwoody(3)..........           3/99      44,928 sq. ft.     100%            1983
  Dunwoody, GA
Willowdaile Shopping Center(3).......   8/86 & 12/87     120,815 sq. ft.      81%            1986
  Durham, NC
                                                       -----------------
          Total Shopping Centers.....                  9,190,555 sq. ft.
        INDUSTRIAL PROPERTIES
Industrial Buildings.................           6/79     188,513 sq. ft.      82%     1956 & 1963
  Charlotte, NC
                                                       -----------------

TOTAL EQUITY INVESTMENTS IN
LAND AND BUILDINGS...................                  9,379,068 sq. ft.
                                                       =================

NOTES:

(1) The Company owns a 49.5% interest in the property of North Village Center. The Company also owns a 75% interest in Venice Plaza Shopping Center. These investments are consolidated for reporting purposes and minority interests are recorded.
(2) Subject to ground leases expiring in 2002 for Shelby Plaza, 2005 for McAlpin Square and 2008 for Plaza Acadienne, with renewal options to extend the terms to 2017, 2033 and 2035, respectively. The Company has options to purchase the land at Shelby Plaza and McAlpin Square.
(3) Ownership through IRT Partners, L.P.

II. EQUITY INVESTMENTS (DIRECT FINANCING LEASES)

     The Company also had a fee interest in land and improvements thereon in the following properties occupied by tenants under leases which are treated as direct financing leases.

                                                                      GROSS        PERCENT
                                                        DATE        LEASEABLE       LEASED      YEAR
                    DESCRIPTION                       ACQUIRED        AREA         12/31/00   COMPLETED
                    -----------                       --------   ---------------   --------   ---------
                       OFFICE
The Old Phoenix National Bank(1)....................   12/84      73,074 sq. ft.    100%       Various
                                                                 ---------------
  Medina County, OH
                  SHOPPING CENTERS
Wal-Mart Stores, Inc.(2)............................    6/85      54,223 sq. ft.    100%          1985
  Mathews, LA
Wal-Mart Stores, Inc.(2)............................    7/85      53,571 sq. ft.    100%          1985
                                                                 ---------------
  Marble Falls, TX
          Total Shopping Centers....................             107,794 sq. ft.
                                                                 ---------------
          Total Equity Investments in Direct
            Financing Leases........................             180,868 sq. ft.
                                                                 ===============

NOTES:

(1) This investment represents ten banking facilities leased to The Old Phoenix National Bank. The leases expire March 2013 with no purchase or renewal options.
(2) These two retail facilities are leased to Wal-Mart Stores, Inc. The leases expire January 2011, with five 5-year renewal options. There are no purchase options. Percentage rental income of $68,800 was received during the fiscal year ended December 31, 2000.

III. EQUITY INVESTMENTS (LAND PURCHASE-LEASEBACKS)

     The Company owned land under the following properties, all of which are net leased back to lessees on terms summarized below. The improvements on such properties are owned by others but will revert to the Company at the end of the lease terms unless the purchase options of the lessees, as referred to below, are exercised.

                                                          LAND                                     LEASE
                                               DATE       AREA                         YEAR      EXPIRATION
                DESCRIPTION                  ACQUIRED   IN ACRES    IMPROVEMENTS     COMPLETED      DATE
                -----------                  --------   --------   ---------------   ---------   ----------
             SHOPPING CENTERS
Lawrence County Shopping Center............    5/71      13.62     135,605 sq. ft.     1971         2069(1)
  Sybene, OH
Grand Marche Shopping Center...............    9/72      11.38     200,585 sq. ft.     1969         2012
  Lafayette, LA
                                                         -----     ---------------
          Total Equity Investments in Land
            Purchase-Leasebacks............              25.00     336,190 sq. ft.
                                                         =====     ===============

NOTE:

(1) The lessee has a repurchase option exercisable at a specified price (in each case higher than the costs to the Company of its investment) which increases annually by a fixed amount.

IV. MORTGAGE LOAN INVESTMENTS (In thousands, except area and units)

     The Company had mortgage loans receivable on the following properties:

                                                  SECURITY
                                        -----------------------------    PRINCIPAL                      STATED
                           TYPE OF           LAND                       OUTSTANDING     MATURITY       INTEREST
      DESCRIPTION            LOAN            AREA        IMPROVEMENTS    12/31/00         DATE           RATE
      -----------        ------------   --------------   ------------   -----------   ------------   ------------
      RESIDENTIAL
Mill Creek Club
  Condominiums.........  1st Mortgage               --       4 units      $   19         2006-2007(1)  8.63%-12.38%
  Nashville, TN          Participation
Cypress Chase "A"
  Condominiums.........  1st Mortgage       2.00 acres   recreational         51          May 2009           10.00%
  Lauderdale Lakes, FL
                                        --------------                    ------
         Total
          Residential..                           2.00                        70
                                        ==============                    ------
   SHOPPING CENTERS
Chastain Square........  1st Mortgage   87,815 sq. ft.     expansion       3,516         July 2001     LIBOR + 2.5%(2)
  Atlanta, GA
Freehome Village.......  1st Mortgage   89,720 sq. ft.   development         727      October 2002     LIBOR + 3.0%(2)
  Cherokee County, GA
                                        --------------                    ------
         Total Shopping
           Centers.....                        177,535                     4,243
                                        ==============                    ------
         Total Mortgage
           Loan
         Investments...                                                   $4,313
                                                                          ======

NOTES:

(1) Principal outstanding at December 31, 2000 represents the Company's 46.2% interest in the total loan outstanding.
(2) The interest rates are based upon the one month London Interbank Offering Rate ("LIBOR") two days prior to month end plus the specified premium.

V. MORTGAGE INDEBTEDNESS (In thousands)

     Indebtedness of the Company secured by its investments (not including mortgage debt owed by lessees of its land purchase-leaseback investments) was as follows:

                                                                          PRINCIPAL                ANNUAL
                                                              MATURITY     BALANCE     INTEREST   CONSTANT
INVESTMENT                                                      DATE      12/31/00       RATE     PAYMENT
----------                                                    --------    ---------    --------   --------
Thomasville Commons.........................................   6/1/02(1)  $  5,289       9.63%    $   583
  Thomasville, NC
Town & Country..............................................  12/1/02(1)     2,090       7.65%        214
  Kissimmee, FL
Elmwood Oaks................................................   6/1/05        7,500       8.38%        628(2)
  Harahan, LA
Shoppes of Lago Mar(7)......................................   4/1/06(1)     5,543       7.50%        532
  Miami, FL
North Village Center........................................  3/15/09        2,058(3)    8.13%        343
  North Myrtle Beach, SC
Tamarac Town Square(6)(7)...................................  10/1/09(1)     6,419       9.19%        651
  Tamarac, FL
Spalding Village............................................   9/1/10(1)    11,319       8.19%        989(4)
  Griffin, GA
Charlotte Square(6)(7)......................................   2/1/11(1)     3,776       9.19%        394
  Port Charlotte, FL
Riverside Square(6)(7)......................................   3/1/12(1)     7,956       9.19%        808
  Coral Springs, FL
Village at Northshore.......................................   7/1/13(5)     4,869       9.00%        648
  Slidell, LA
Treasure Coast Plaza(7).....................................   4/1/15        5,500       8.00%        646
  Vero Beach, FL
Shoppes of Silverlakes......................................   7/1/15        3,179       7.75%        364
  Pembroke Pines, FL
Grassland Crossing..........................................  12/1/16(1)     6,389       7.87%        623
  Alpharetta, GA
Mableton Crossing...........................................  8/15/18(1)     4,405       6.85%        308
  Mableton, GA
Chastain Square.............................................  2/28/24        4,173       6.50%        348
  Atlanta, GA
Daniel Village..............................................  2/28/24        4,561       6.50%        381
  Augusta, GA
Douglas Commons.............................................  2/28/24        5,434       6.50%        454
  Douglasville, GA
Fairview Oaks...............................................  2/28/24        5,143       6.50%        429
  Ellenwood, GA
Madison Centre..............................................  2/28/24        4,173       6.50%        348
  Huntsville, AL

                                                                          PRINCIPAL                ANNUAL
                                                              MATURITY     BALANCE     INTEREST   CONSTANT
INVESTMENT                                                      DATE      12/31/00       RATE     PAYMENT
----------                                                    --------    ---------    --------   --------
Paulding Commons............................................  2/28/24        7,084       6.50%        591
  Dallas, GA
Siegen Village..............................................  2/28/24        4,609       6.50%        385
  Baton Rouge, LA
Wesley Chapel Crossing......................................  2/28/24        3,639       6.50%        304
  Decatur, GA
                                                                          --------                -------
Total.......................................................               115,108
Interest Premium(6).........................................                 1,401
                                                                          --------
        Total Mortgage Indebtedness.........................              $116,509                $10,971
                                                                          ========                =======

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

VI. SHOPPING CENTER ACQUISITIONS (In thousands, except square footage)

                                                                                                        TOTAL
  DATE                                                                                                 INITIAL    CASH
ACQUIRED                      PROPERTY NAME                         CITY, STATE           AREA          COST      PAID
--------  -----------------------------------------------------  -----------------   ---------------   -------   -------
12/28/00  Pine Ridge Square....................................  Coral Springs, FL   117,399 sq. ft.   $11,600   $11,438


  DATE        PRINCIPAL
ACQUIRED       TENANTS
--------  -----------------
12/28/00  Fresh Market, Bed
          Bath & Beyond

VII. SHOPPING CENTER DISPOSITIONS (in thousands, except square footage)

  DATE                                                                           SALES      CASH      FINANCIAL       PROPERTY
  SOLD              PROPERTY NAME             CITY, STATE          AREA          PRICE    PROCEEDS   GAIN (LOSS)        TYPE
--------  ---------------------------------  --------------   ---------------   -------   --------   -----------   ---------------
 1/14/00  Palm Gardens.....................       Largo, FL     49,890 sq. ft   $ 1,500   $ 1,389      $  804      Shopping Center
  8/1/00  Palm Gardens(1)..................                                                   651         651
 2/18/00  Westgate Square..................     Sunrise, FL    104,853 sq. ft    11,355    10,271       1,934      Shopping Center
 8/31/00  Abbeville........................   Abbeville, SC     59,525 sq. ft       177       135          (5)     Shopping Center
 10/3/00  Carolina Place...................  Hartsville, SC     36,560 sq. ft     2,104     2,016         228      Shopping Center
12/29/00  Chester Plaza....................     Chester, SC     71,443 sq. ft     2,250     2,257         937      Shopping Center
                                                              ---------------   -------   -------      ------
                                                               322,271 sq. ft   $17,386   $16,719      $4,549
                                                              ===============   =======   =======      ======

  DATE     PRINCIPAL
  SOLD      TENANTS
--------  -----------
 1/14/00      --
  8/1/00
 2/18/00  Winn-Dixie,
           Walgreens
 8/31/00      --
 10/3/00     Bi-Lo
12/29/00     Bi-Lo

NOTE:

(1) Represents additional sale proceeds received subsequent to the sale of the property.

  Mortgage Indebtedness

     During 2000, the Company made a scheduled balloon payment at maturity of $3,521 on a mortgage bearing interest at 7.75%.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings of which the Company is aware involving the Company, its subsidiaries or its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     (a) The following table shows the high and low sale prices for the Company's common stock, as reported on the New York Stock Exchange for the periods indicated.

                                                               HIGH     LOW
                                                              ------   -----
2000
  First Quarter.............................................  $ 8.63   $7.69
  Second Quarter............................................    8.75    7.88
  Third Quarter.............................................    9.25    8.56
  Fourth Quarter............................................    8.50    7.56
1999
  First Quarter.............................................  $10.00   $8.69
  Second Quarter............................................   10.00    8.81
  Third Quarter.............................................    9.88    9.00
  Fourth Quarter............................................    9.25    7.31

     (b) Approximate number of Equity Security Holders.

                                                              APPROXIMATE NUMBER OF RECORD
TITLE OF CLASS                                                 HOLDERS AT MARCH 19, 2001
--------------                                                ----------------------------
Shares of Common Stock $1 Par Value.........................             2,000
                                                                         -----

     (c) IRT Property Company paid quarterly cash dividends per share of Common Stock during the years 2000 and 1999 as follows:

                                                              CASH DIVIDENDS PAID
                                                              -------------------
2000
  First Quarter.............................................         $.235
  Second Quarter............................................          .235
  Third Quarter.............................................          .235
  Fourth Quarter............................................          .235
1999
  First Quarter.............................................         $.230
  Second Quarter............................................          .230
  Third Quarter.............................................          .235
  Fourth Quarter............................................          .235

     IRT has paid 92 consecutive quarterly dividends. The current annualized dividend rate is $0.94. The Company does not foresee any restrictions upon its ability to continue its dividend payment policy of distributing at least the 95% (90% for all years after 2000) of its otherwise taxable ordinary income required for qualification as a REIT.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except per share amounts)

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                    AS OF OR FOR THE YEARS ENDED
                                                        ----------------------------------------------------
                                                          2000       1999       1998       1997       1996
                                                        --------   --------   --------   --------   --------
Gross revenues........................................  $ 85,363   $ 85,391   $ 79,870   $ 67,118   $ 60,233
                                                        ========   ========   ========   ========   ========
Earnings from operations..............................  $ 25,086   $ 26,688   $ 24,691   $ 22,216   $ 15,602
Minority interest of unitholders in operating
  partnership.........................................      (596)      (683)      (262)        --         --
Gain on sales of properties...........................     4,549      2,483      1,213      3,897      1,232
                                                        --------   --------   --------   --------   --------
  Earnings before extraordinary items.................    29,039     28,488     25,642     26,113     16,834
Extraordinary items:
  Loss on extinguishment of debt......................        --       (157)       (57)        --        (16)
                                                        --------   --------   --------   --------   --------
         Net earnings.................................  $ 29,039   $ 28,331   $ 25,585   $ 26,113   $ 16,818
                                                        ========   ========   ========   ========   ========
Per share (basic):
  Earnings before extraordinary items.................  $   0.92   $   0.86   $   0.78   $   0.82   $   0.65
  Extraordinary items.................................        --         --         --         --         --
                                                        --------   --------   --------   --------   --------
         Net earnings -- basic........................  $   0.92   $   0.86   $   0.78   $   0.82   $   0.65
                                                        ========   ========   ========   ========   ========
Per share (diluted):
  Earnings before extraordinary items.................  $   0.91   $   0.86   $   0.78   $   0.82   $   0.65
  Extraordinary items.................................        --         --         --         --         --
                                                        --------   --------   --------   --------   --------
         Net earnings -- diluted......................  $   0.91   $   0.86   $   0.78   $   0.82   $   0.65
                                                        ========   ========   ========   ========   ========
Dividends paid........................................  $   0.94   $   0.93   $  0.915   $   0.90   $   0.90
                                                        ========   ========   ========   ========   ========
Federal income tax status of dividends paid to
  shareholders:
  Ordinary income.....................................  $  0.787   $  0.787   $  0.787   $  0.730   $  0.470
  Capital gain........................................     0.092      0.143      0.054      0.080         --
  Return of capital...................................     0.061         --      0.074      0.090      0.430
                                                        --------   --------   --------   --------   --------
                                                        $  0.940   $  0.930   $  0.915   $  0.900   $  0.900
                                                        ========   ========   ========   ========   ========
Weighted average shares outstanding:
  Basic...............................................    31,536     33,119     32,940     31,868     25,750
                                                        ========   ========   ========   ========   ========
  Diluted.............................................    34,432     33,904     33,305     31,921     25,755
                                                        ========   ========   ========   ========   ========
Total assets..........................................  $574,560   $565,896   $562,259   $498,153   $437,695
                                                        ========   ========   ========   ========   ========
Indebtedness:
  Mortgage notes payable..............................  $116,509   $122,164   $ 82,215   $ 59,558   $ 84,001
  7.30% convertible subordinated debentures...........    23,275     23,275     23,275     28,453     84,905
  Senior notes........................................   124,714    124,654    124,595    124,536     49,929
  Indebtedness to banks...............................    55,000     20,400     51,500     14,400     15,000
                                                        --------   --------   --------   --------   --------
                                                        $319,498   $290,493   $281,585   $226,947   $233,835
                                                        ========   ========   ========   ========   ========
Shareholders' equity..................................  $235,153   $256,203   $262,773   $259,676   $193,355
                                                        ========   ========   ========   ========   ========
Other data:
  Funds from operations(1)............................  $ 39,654   $ 40,377   $ 38,118   $ 34,079   $ 26,389
  Assuming conversion of 7.30% debentures:(1)
    Funds from operations(1)..........................  $ 42,313   $ 43,037   $ 40,324   $ 36,543   $ 32,953
    Weighted average shares outstanding...............    34,432     35,973     35,463     34,766     33,302
  Net cash flows from (used in) --
    Operating activities..............................  $ 38,416   $ 41,452   $ 36,728   $ 34,792   $ 27,751
    Investing activities..............................   (17,011)    (8,551)   (39,586)   (60,273)   (15,660)
    Financing activities..............................   (21,088)   (32,731)     2,927     22,582     (8,933)

NOTE:

(1) The Company defines funds from operations, consistent with the NAREIT definition, as net income before gains (losses) on the sale of real estate investments and extraordinary items plus depreciation and amortization of capital leasing costs. Conversion of the 7.30% subordinated debentures is dilutive and therefore assumed for all years presented. Conversion of the OP Units is dilutive and therefore assumed for 2000, 1999 and 1998. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund operating needs. See Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Dollars in thousands, except per share amounts)

MATERIAL CHANGES IN FINANCIAL CONDITION

     During the fiscal year ended December 31, 2000, the Company:

     - obtained cash proceeds of approximately $16,719 upon the sales of five properties and recognized a gain of approximately $4,549 for financial reporting purposes, and

     - borrowed $34,600 under its unsecured revolving term loan.

     During the fiscal year ended December 31, 2000, the Company utilized funds of:

     - approximately $29,285, net of approximately $497, due to the Company's dividend reinvestment program, to pay dividends on the Company's outstanding common stock,

     - approximately $11,438 for the acquisition of a shopping center investment,

     - approximately $20,818 to repurchase 2,488,701 shares of the Company's common stock,

     - approximately $4,507 to fund two loans for two co-development projects,

     - approximately $10,091 for advances to IRTCCII for further development of land and property acquired in 1999 and 2000, and

     - $3,521 to repay at maturity a 7.75% mortgage.

     During the fiscal year ended December 31, 1999, the Company:

     - obtained a $40,000, 6.5% fixed rate, 25 year fully-amortizing loan secured by first mortgages on eight properties, and

     - obtained cash proceeds of approximately $12,409 from the sales of properties and recognized a gain of approximately $2,483 for financial reporting purposes.

     During the fiscal year ended December 31, 1999, the Company utilized funds of:

     - approximately $31,100 to pay down its unsecured revolving term loan,

     - approximately $30,908 to pay dividends on the Company's outstanding common stock,

     - approximately $15,518 for the acquisition of two shopping center investments, consisting of cash of approximately $9,776 and mortgage debt of approximately $5,742 secured by one of the centers,

     - approximately $4,026 to repurchase 492,575 shares of the Company's common stock,

     - approximately $1,191 for costs related to acquiring the new credit facility and obtaining the $40,000 mortgage,

     - approximately $7,251 for a loan to IRT Capital Corporation II ("IRTCCII"), consisting of approximately $3,800 for the acquisition of 23 acres of undeveloped land in Miramar, Florida, approximately $2,600 for the acquisition of a shopping center and 9 acres of undeveloped land in Pasco County, Florida and approximately $851 to fund land development costs, and

     - $3,333 to repay at maturity a 9.875% mortgage and $625 to repay at maturity a 9% purchase-money mortgage.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     During the fiscal year ended December 31, 2000, rental income from the Company's portfolio of shopping center investments:

     - increased approximately $1,465 for the core portfolio, including a one time lease termination payment of $1,189 and a one time write-off of $323 in accounts receivable,

     - increased approximately $585 due to the acquisition of two shopping centers in 1999, and

     - decreased approximately $1,912 due to the sales of five investments in 1999 and five investments in 2000.

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

     Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $1,016, $1,018 and $776 during the fiscal years ended December 31, 2000, 1999 and 1998, respectively. Percentage rental income is recorded upon collection based on the tenants' lease year end.

     Interest income during the fiscal years ended December 31, 2000 and 1999 increased approximately $821 and $18, respectively, due primarily to the interest charged on development loans.

     Other income in 1999 of $969 was due to the Company's relinquishment of an option to purchase Old Decatur Square in 1999.

     During the fiscal year ended December 31, 2000, operating expenses related to the Company's portfolio of real estate investments:

     - increased approximately $812 for the core portfolio,

     - increased approximately $158 due to the acquisition of two shopping centers in 1999, and

     - decreased approximately $627 due to the sales of five investments in 1999 and five investments in 2000.

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

     During the fiscal year ended December 31, 2000, interest expense on mortgages decreased $183 primarily due to a mortgage of $3,521 being repaid in 2000 at an interest rate of 7.75%.

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

     - the placement of a $4,500 mortgage, bearing interest at 6.85%, on Mableton Crossing in August 1998 (Mableton was acquired without debt in June 1998),

     - the assumption of a $5,742 mortgage bearing interest at 8% upon the acquisition of Shoppes of Lago Mar shopping center in February 1999, and

     - the procurement, in February 1999, of a 25 year fully-amortizing $40,000 loan, secured by first mortgages on eight properties, bearing fixed interest at 6.5%.

     Interest expense on bank indebtedness increased approximately $701 for the fiscal year ended December 31, 2000. The Company had average borrowings of approximately $35,583, $21,959 and $35,211, at effective interest rates of 7.61%, 6.75%, and 6.87%, under its variable rate bank credit facility during the fiscal years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company incurred commitment fees of approximately $202, $201 and $160 in 2000, 1999 and 1998, respectively. During 2000, average interest rates on bank indebtedness increased 0.86%.

     The net increase in depreciation expense in 2000 was primarily due to the two shopping center investments acquired during 1999, partially offset by the ten investments sold during 2000 and 1999.

     The net increase in general and administrative expense was approximately $75 for the fiscal year ended December 31, 2000.

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

FUNDS FROM OPERATIONS

     The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition, as net earnings on real estate investments less gains (losses) on sale of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible subordinated debentures and minority interest expenses are added back to funds from operations when assumed conversion of the debentures and OP Units is dilutive. The conversion of the debentures and OP Units is dilutive and therefore assumed for the fiscal years ended December 31, 2000, 1999 and 1998. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for 2000, 1999 and 1998 (In thousands, except share and per share amounts):

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
Net earnings..............................................  $29,039   $28,331   $25,585
  Gain on sales of properties.............................   (4,549)   (2,483)   (1,213)
  Depreciation(1).........................................   14,149    13,708    12,833
  Amortization of capitalized leasing fees(1).............      849       504       350
  Amortization of capitalized leasing income..............      166       160       133
  Loss on extinguishment of debt..........................       --       157        57
  Nonrecurring Merger Expenses............................       --        --       373
                                                            -------   -------   -------
Funds From Operations.....................................   39,654    40,377    38,118
  Interest on convertible debentures......................    1,699     1,699     1,745
  Amortization of convertible debenture costs.............      100       100       104
  Amounts attributable to minority interests..............      860       861       357
                                                            -------   -------   -------
Fully Diluted Funds From Operations.......................  $42,313   $43,037   $40,324
                                                            =======   =======   =======
Per Share:
  Fully Diluted Funds From Operations.....................  $  1.23   $  1.20   $  1.14
                                                            =======   =======   =======
Applicable weighted average shares........................   34,432    35,973    35,463
                                                            =======   =======   =======

NOTE:

(1) Net of amounts attributable to minority interests

LIQUIDITY AND CAPITAL RESOURCES

     In 2000 and 1999, the Company's dividends, mortgage amortization payments, stock repurchase program and capital improvements were funded primarily by funds from operations and also through supplemental funding from available cash investments, bank borrowings, asset sales and other sources. The Company believes that dividends, mortgage amortization payments and necessary capital improvements will continue to be funded primarily by funds from operations. Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties, the issuance of OP Units and public or private offerings of stock or debt.

     For a description of the Company's mortgage debt, reference is made to Note 8 to the consolidated financial statements included as a part of this report. For a description of commitments and contingencies, reference is made to Note 20 to the consolidated financial statements included as a part of this report. For additional information on the convertible subordinated debentures and the outstanding senior notes, reference is made to Notes 9 and 10, respectively, to the consolidated financial statements.

     In May 1998, the Company filed a shelf registration statement covering up to $300,000 of common stock, preferred stock, depositary shares, debt securities and warrants. The Company intends to use the net proceeds of any offerings under such shelf registration for general corporate purposes, which may include, without limitation, repayment of maturing obligations, redemption of outstanding indebtedness or other securities, financing future acquisitions and for working capital. As of December 31, 2000, there had been no issuances of securities in connection with such shelf registration statement. In January 2001, the Company filed a new shelf registration statement to replace and update the 1998 shelf registration statement.

     On December 15, 1995, the Company entered into a $100,000 unsecured revolving term loan which, with extensions, was scheduled to mature on January 4, 2001. On November 1, 1999, the Company repaid the balance and cancelled this loan and entered into a new $100,000 unsecured revolving term loan led by a different financial institution and further backed by a syndicate of four other financial institutions. This new credit facility was scheduled to mature on November 1, 2002. Not later than November 1 of each year commencing in 2000, the Company may request to extend the maturity date for an additional 12-month period beyond the existing maturity date. The interest rate is, at the option of the Company, either prime, fluctuating daily, or LIBOR plus the "Applicable Margin" (currently 115 basis points), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. In addition, the Company secured a $5,000 unsecured swingline, bearing interest at LIBOR plus the Applicable Margin, scheduled to mature on October 31, 2000. In October 2000, the Company requested and was approved an extension of the maturity date of the revolving term loan to November 1, 2003. The Company also secured an option to increase the loan at its discretion by $50,000. As of December 31, 2000 and 1999, the borrowings under the Company's credit facilities totaled $55,000 and $20,400, respectively. For additional information on this revolving term loan, reference is made to Note 11 to the consolidated financial statements.

     LP, IRTCCII, IRTAL and IRTMC guarantee the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt.

     In October 1999, Jitney Jungle filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of filing, the Company had leases with Jitney Jungle at 10 store locations. Jitney Jungle disavowed two of these leases at the time of the bankruptcy filing. During 2000, Jitney Jungle released three additional leases and in January 2001, the remaining leases were rejected by the bankruptcy court. As of March 19, 2001, of the 10 original Jitney Jungle locations, three are fully leased to grocery operators, two are partially leased to another national tenant, with the balance of the space at these two locations under negotiation with other retailers. The Company is negotiating with retailers for three of the remaining five locations.

     Prior to July 1998, the Company's Dividend Reinvestment Plan allowed shareholders to elect to reinvest all or a portion of their distributions in newly issued shares of common stock of the Company at 95% of the market price of the shares. This plan was amended in 1998 to permit the Company the option to direct that Plan purchases be made either in the market or from the Company, and the discount was eliminated. During 1998 and 1997, the Company received net proceeds under this plan of $1,740 and $2,864, respectively. In 1999 we elected to have this Plan purchase shares on the market and we received no proceeds for Plan investments. In 2000, the Company issued 59,089 treasury shares and received net proceeds of $497.

INFLATION AND ECONOMIC FACTORS

     The effects of inflation upon the Company's results of operations and investment portfolio are varied. From the standpoint of revenues, inflation has the dual effect of both increasing the tenant revenues upon which percentage rentals are based and allowing increased fixed rentals as rental rates rise generally to reflect higher construction costs on new properties. This positive effect is partially offset by increasing operating and interest expenses, but usually not to the extent of the increases in revenues.

     The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. Such activities affect the availability and cost of credit, generally, and the Company's costs under its bank credit facilities, in particular.

ENVIRONMENTAL FACTORS

     Certain of the Company's properties have environmental concerns that have been or are being addressed. The North Carolina Department of Environment, Health and Natural Resources ("DEHNR") informed the Company, by letter dated November 30, 2000, that the Company's Industrial property in Charlotte, North Carolina ("Industrial Property"), continues to be included on the North Carolina Inactive Hazardous Waste Sites Priority List ("Priority List"). According to DEHNR, the Priority List is a list of sites in North Carolina where uncontrolled disposal, spills, or releases of hazardous substances have been identified. The Company also has been informed by a third-party consultant that hazardous substances may be present in groundwater under the Industrial Property in excess of regulatory limits. DEHNR indicates in its November 30 letter that it is simply a notice of inclusion of the Industrial Property on the Priority List and is not an order to conduct any work and invites the Company to consider a voluntary cleanup.

     The Company has begun investigating this matter, including the basis for inclusion of the Industrial Property on the Priority List and scope and source of any such hazardous substances in groundwater (which may be a result of, among other things, prior ownership and usage of the Industrial Property or contaminants from other nearby properties), and whether its insurance will cover these costs in whole or in part. Depending on the results of this investigation, notification of DEHNR may be required and certain corrective actions performed. Based on information presently available, the Company believes that the costs of any such corrective action is not expected to have a material adverse effect on the Company.

     The Company maintains limited insurance coverage for this type of environmental risk. For the years commencing January 1, 2000, the Company has maintained environmental and pollution legal liability insurance coverage to attempt to mitigate the associated risks. Although no assurance can be given that Company properties will not be affected adversely in the future by environmental problems, the Company presently believes that there are no environmental matters that are reasonably likely to have a material adverse effect on the Company's financial position. See "Regulation."

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income) and its components. The Company had no items of other comprehensive income in 2000, 1999 or 1998.

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

     The Company owns and operates retail shopping centers in 10 states in the southeast. Such shopping centers generate rental and other revenue through the leasing of shop spaces to a diverse base of tenants. The Company evaluates the performance of each of its shopping centers on an individual basis. However, because the shopping centers have generally similar economic characteristics and tenants, the shopping centers have been aggregated into one reportable segment.

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133". This statement delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133," which amended SFAS No. 133 to address issues related to implementation difficulties. The Company adopted these standards on January 1, 2001. The Company did not hold and has not engaged in transactions using derivative financial instruments. The adoption of these standards has not had a material effect on the Company's balance sheet or results of operations through December 31, 2000. The Company may utilize derivatives in the future, particularly to hedge transactions, and if used, these could affect our financial results and balance sheet.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to its variable interest rate bank credit facilities. The Company has not utilized derivative, hedging or similar financial instruments through December 31, 2000, but may in the future.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates or market conditions, including estimated fair values for the Company's interest rate sensitive liabilities as of December 31, 2000. As the table incorporates only those exposures that exist as of December 31, 2000, it does not address exposures which could arise after that date. Moreover, because there were no firm commitments to sell the obligations at fair value as of December 31, 2000, the information presented has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and prevailing interest rates. Dollar amounts in the following table are in thousands.

                                   NOMINAL*                EXPECTED MATURITY/PRINCIPAL REPAYMENT
                                   INTEREST      ----------------------------------------------------------    TOTAL       FAIR
                                     RATE         2001      2002     2003      2004     2005     THEREAFTER   BALANCE     VALUE
                                 -------------   -------   ------   -------   ------   -------   ----------   --------   --------
Interest-Sensitive Liabilities:
  Lines of Credit Facilities...     7.61%        $    --   $   --   $55,000   $   --   $    --    $    --     $ 55,000   $ 55,000
  7.3% Convertible Subordinated
    Debentures -- fixed rate...     7.30%             --       --    23,275       --        --         --       23,275     22,111
  7.25% Senior Notes -- fixed
    rate.......................     7.25%             --       --        --       --        --     75,000       75,000     75,647
  7.45% Senior Notes -- fixed
    rate.......................     7.45%         50,000       --        --       --        --         --       50,000     50,060
  Mortgage Notes Payable.......     7.76%          2,366    9,654     2,600    2,807    10,530     87,151      115,108    129,371

* Average rates as of December 31, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              IRT PROPERTY COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   28
Consolidated Balance Sheets:
  December 31, 2000 and 1999................................   29
Consolidated Statements of Earnings:
  For the Years Ended December 31, 2000, 1999 and 1998......   30
Consolidated Statements of Changes in Shareholders' Equity:
  For the Years Ended December 31, 2000, 1999 and 1998......   31
Consolidated Statements of Cash Flows:
  For the Years Ended December 31, 2000, 1999 and 1998......   32
Notes to Consolidated Financial Statements:
  December 31, 2000, 1999 and 1998..........................   33
SCHEDULES
III     Real Estate and Accumulated Depreciation............   50
IV     Mortgage Loans on Real Estate........................   58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To IRT Property Company:

     We have audited the accompanying consolidated balance sheets of IRT PROPERTY COMPANY (a Georgia corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRT Property Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 26, 2001

ITEM 1.  FINANCIAL STATEMENTS.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                2000       1999
                                                              --------   --------
ASSETS
Real estate investments:
  Rental properties.........................................  $633,016   $630,005
  Accumulated depreciation..................................   (96,183)   (86,170)
                                                              --------   --------
          Net rental properties.............................   536,833    543,835
  Equity investment in and advances to unconsolidated
     affiliates.............................................    17,342      7,251
  Net investment in direct financing leases.................     4,245      4,412
  Mortgage loans, net.......................................     4,313         92
                                                              --------   --------
          Net real estate investments.......................   562,733    555,590
Cash and cash equivalents...................................       831        514
Prepaid expenses and other assets...........................    10,996      9,792
                                                              --------   --------
          Total assets......................................  $574,560   $565,896
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable, net...............................  $116,509   $122,164
  7.3% convertible subordinated debentures, net.............    23,275     23,275
  Senior notes, net.........................................   124,714    124,654
  Indebtedness to banks.....................................    55,000     20,400
  Accrued interest..........................................     3,612      3,612
  Accrued expenses and other liabilities....................     8,316      8,196
                                                              --------   --------
          Total liabilities.................................   331,426    302,301
                                                              --------   --------
Commitments and contingencies (Note 20)
Minority interest payable...................................     7,981      7,392
Shareholders' equity:
  Common stock, $1 par value, 150,000,000 shares authorized;
     33,234,206 shares issued in 2000 and 1999,
     respectively...........................................    33,234     33,234
  Preferred stock, $1 par value, authorized 10,000,000
     shares; none issued....................................        --         --
  Additional paid-in capital................................   272,040    272,448
  Deferred compensation/stock loans.........................    (1,850)    (1,808)
  Treasury stock, at cost, 2,889,276 and 516,527 shares in
     2000 and 1999, respectively............................   (23,883)    (4,026)
  Cumulative distributions in excess of net earnings........   (44,388)   (43,645)
                                                              --------   --------
          Total shareholders' equity........................   235,153    256,203
                                                              --------   --------
          Total liabilities and shareholders' equity........  $574,560   $565,896
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2000      1999      1998
                                                              -------   -------   -------
REVENUES:
  Income from rental properties.............................  $83,619   $83,481   $78,937
  Interest income...........................................    1,202       381       363
  Interest on direct financing leases.......................      542       560       570
  Other income..............................................       --       969        --
                                                              -------   -------   -------
          Total revenues....................................   85,363    85,391    79,870
                                                              -------   -------   -------
EXPENSES:
  Operating expenses of rental properties...................   19,801    19,458    17,944
  Interest expense..........................................   22,004    21,488    19,272
  Depreciation..............................................   14,368    13,869    12,925
  Amortization of debt costs................................      541       460       437
  General and administrative................................    3,507     3,432     4,655
                                                              -------   -------   -------
          Total expenses....................................   60,221    58,707    55,233
                                                              -------   -------   -------
Equity in earnings (losses) of unconsolidated affiliates....      (56)        4        54
                                                              -------   -------   -------
          Earnings before minority interest, gain on sales
            of properties and extraordinary item............   25,086    26,688    24,691
Minority interest of unitholders in operating partnership...     (596)     (683)     (262)
Gain on sales of properties.................................    4,549     2,483     1,213
                                                              -------   -------   -------
     Earnings before extraordinary item.....................   29,039    28,488    25,642
EXTRAORDINARY ITEM:
  Loss on extinguishment of debt............................       --      (157)      (57)
                                                              -------   -------   -------
  Net earnings..............................................  $29,039   $28,331   $25,585
                                                              =======   =======   =======
PER SHARE: (Note 13)
  Earnings before extraordinary item -- basic...............  $  0.92   $  0.86   $  0.78
  Extraordinary item -- basic...............................       --        --        --
                                                              -------   -------   -------
  Net earnings -- basic.....................................  $  0.92   $  0.86   $  0.78
                                                              =======   =======   =======
  Earnings before extraordinary item -- diluted.............  $  0.91   $  0.86   $  0.78
  Extraordinary item -- diluted.............................       --        --        --
                                                              -------   -------   -------
  Net earnings -- diluted...................................  $  0.91   $  0.86   $  0.78
                                                              =======   =======   =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic.....................................................   31,536    33,119    32,940
                                                              =======   =======   =======
  Diluted...................................................   34,432    33,904    33,305
                                                              =======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     CUMULATIVE
                                TOTAL SHARES                                                        DISTRIBUTIONS
                              -----------------             ADDITIONAL                DEFERRED      IN EXCESS OF        TOTAL
                              COMMON   TREASURY   COMMON     PAID-IN     TREASURY   COMPENSATION/        NET        SHAREHOLDERS'
                              STOCK     STOCK      STOCK     CAPITAL      STOCK      STOCK LOANS      EARNINGS         EQUITY
                              ------   --------   -------   ----------   --------   -------------   -------------   -------------
Balance at December 31,
 1997.......................  32,385        --    $32,385    $263,787    $     --      $    --        $(36,496)       $259,676
 Net earnings...............     --         --        --           --          --           --          25,585          25,585
 Dividends declared -- $.915
   per share................     --         --        --           --          --           --         (30,157)        (30,157)
 Issuance of shares under
   Dividend Reinvestment
   Plan, net................    164         --       164        1,576          --           --              --           1,740
 Conversion of debentures,
   net......................    460         --       460        4,596          --           --              --           5,056
 Exercise of options, net...      3         --         3           17          --           --              --              20
 Issuance of restricted
   stock to employees.......    120         --       120        1,130          --       (1,250)             --              --
 Amortization of deferred
   compensation.............     --         --        --           --          --          114              --             114
 Issuance of shares subject
   to employee loans........    120         --       120        1,130          --       (1,250)             --              --
 Adjustments to minority
   interest of unitholders
   in operating partnership
   for issuance of
   additional units.........     --         --        --          739          --           --              --             739
                              ------    ------    -------    --------    --------      -------        --------        --------
Balance at December 31,
 1998.......................  33,252        --    33,252      272,975          --       (2,386)        (41,068)        262,773
 Net earnings...............     --         --        --           --          --           --          28,331          28,331
 Dividends declared -- $.93
   per share................     --         --        --           --          --           --         (30,908)        (30,908)
 Exercise of options, net...      4         --         4           33          --           --              --              37
 Amortization of deferred
   compensation.............     --         --        --           --          --          103              --             103
 Forfeiture of restricted
   stock....................    (22)        --       (22)        (203)         --          225              --              --
 Adjustment to minority
   interest of unitholders
   in operating partnership
   for issuance of
   additional units.........     --         --        --         (357)         --           --              --            (357)
 Acquisition of treasury
   stock....................     --       (517)       --           --      (4,026)         250              --          (3,776)
                              ------    ------    -------    --------    --------      -------        --------        --------
Balance at December 31,
 1999.......................  33,234      (517)   33,234      272,448      (4,026)      (1,808)        (43,645)        256,203
 Net earnings...............     --         --        --           --          --           --          29,039          29,039
 Dividends declared -- $.94
   per share................     --         59        --          (16)        513           --         (29,782)        (29,285)
 Exercise of options, net...     --         37        --           (8)        295           --              --             287
 Amortization of deferred
   compensation.............     --         --        --           --          --          122              --             122
 Issuance of restricted
   stock to employees.......     --         25        --           13         191         (204)             --              --
 Forfeiture of restricted
   stock....................     --         (5)       --           (2)        (38)          40              --              --
 Adjustment to minority
   interest of unitholders
   in operating partnership
   for issuance of
   additional units.........     --         --        --         (395)         --           --              --            (395)
 Acquisition of treasury
   stock....................     --     (2,488)       --           --     (20,818)          --              --         (20,818)
                              ------    ------    -------    --------    --------      -------        --------        --------
Balance at December 31,
 2000.......................  33,234    (2,889)   $33,234    $272,040    $(23,883)     $(1,850)       $(44,388)       $235,153
                              ======    ======    =======    ========    ========      =======        ========        ========

 The accompanying notes are an integral part of these consolidated statements.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                               2000      1999      1998
                                                              -------   -------   -------
Cash flows from operating activities:
  Net earnings..............................................  $29,039   $28,331   $25,585
  Adjustments to reconcile earnings to net cash from
     operating activities:
     Depreciation...........................................   14,368    13,869    12,925
     Gain on sale of properties.............................   (4,549)   (2,483)   (1,213)
     Minority interest of unitholders in partnership........      288       (50)      262
     Amortization of deferred compensation..................      122       103       114
     Amortization of debt costs and discounts...............      700       519       496
     Amortization of capitalized leasing income.............      166       160       133
     Extraordinary loss -- extinguishment of debt...........       --       157        57
     Changes in assets and liabilities:
       (Decrease) increase in accrued interest on debentures
        and senior notes....................................       --        --      (143)
       Increase in interest receivable, prepaid expenses and
        other assets........................................   (1,708)     (146)   (1,170)
       (Decrease) increase in accrued expenses and other
        liabilities.........................................      (10)      992      (318)
                                                              -------   -------   -------
          Net cash flows from operating activities..........   38,416    41,452    36,728
                                                              -------   -------   -------
Cash flows used in investing activities:
  Proceeds from sales of properties, net....................   16,719    12,409     5,783
  Non-operating distributions from unconsolidated joint
     venture................................................       --        --       356
  Investment in unconsolidated affiliates...................  (10,091)   (7,251)       --
  Additions to real estate investments, net.................  (19,424)  (14,714)  (45,749)
  Funding of mortgage loans.................................   (4,507)       --        --
  Collections of mortgage loans, net........................      292     1,005        24
                                                              -------   -------   -------
          Net cash flows used in investing activities.......  (17,011)   (8,551)  (39,586)
                                                              -------   -------   -------
Cash flows (used in) from financing activities:
  Cash dividends, net.......................................  (29,285)  (30,908)  (28,417)
  Purchase of treasury stock................................  (20,818)   (3,776)       --
  Exercise of stock options.................................      287        37        20
  Principal amortization of mortgage notes payable..........   (2,134)   (1,835)   (1,084)
  Repayment of mortgage notes payable.......................   (3,521)   (3,958)   (9,093)
  Payment of deferred financing costs.......................     (217)   (1,191)       --
  Proceeds from mortgage notes payable......................       --    40,000     4,401
  Increase (decrease) in bank indebtedness..................   34,600   (31,100)   37,100
                                                              -------   -------   -------
          Net cash flows (used in) from financing
            activities......................................  (21,088)  (32,731)    2,927
                                                              -------   -------   -------
Net increase in cash and cash equivalents...................      317       170        69
Cash and cash equivalents at beginning of period............      514       344       275
                                                              -------   -------   -------
Cash and cash equivalents at end of period..................  $   831   $   514   $   344
                                                              =======   =======   =======
Supplemental disclosures of cash flow information:
          Total cash paid during period for interest........  $21,501   $21,344   $19,008
                                                              =======   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                   (UNAUDITED WITH RESPECT TO SQUARE FOOTAGE)

1. ORGANIZATION AND NATURE OF OPERATIONS:

     IRT Property Company, individually and collectively with its subsidiaries, "IRT" or the "Company," was founded in 1969. The Company is a self-administered and self-managed equity real estate investment trust ("REIT") which invests primarily in neighborhood and community shopping centers located in the southeastern United States and anchored by necessity-oriented retailers such as supermarkets, drug stores and discount variety stores. As of December 31, 2000, IRT owned 88 shopping centers and no single retailer accounts for more than 8% of IRT's gross revenues.

     As of December 31, 2000 the Company had six subsidiaries, three of which are wholly-owned. VW Mall, Inc. ("VWM") was formed in July 1994, but is currently inactive. IRT Alabama, Inc. ("IRTAL") was formed in August 1997 to purchase Madison Centre in Madison, Alabama, which it continues to own, but it conducts no significant operations beyond this property. IRT Management Company ("IRTMC") was formed in 1990. IRTMC currently holds 92.0% of the operating units of IRT Partners L.P.

     IRT Capital Corporation ("IRTCC"), a taxable subsidiary of the Company, was formed under the laws of Georgia in 1996. IRTCC has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage. The Company holds 96% of the non-voting common stock and 1% of the voting common stock of IRTCC. The remaining voting common stock is currently held by a former member of the Board of Directors and a former executive officer of the Company. IRTCC, which is accounted for by the Company under the equity method in the accompanying financial statements, is taxed as a regular corporation and not as a REIT.

     IRT Partners, L.P. ("LP"), a Georgia limited partnership, was formed in 1998 to enhance the Company's acquisition opportunities by offering potential sellers the ability to engage in tax-deferred sales in exchange for Operating Partnership Units ("OP Units") of LP, which are redeemable for shares of the Company's common stock. The Company serves as general partner of LP and made an initial contribution of 20 shopping centers and related assets and cash to LP in exchange for OP Units and partnership interests. Subsequent to the formation of LP, the Company has contributed cash to acquire five shopping centers and LP has divested three shopping centers. As a result, IRT and IRTMC own approximately 93.0% of LP as of December 31, 2000. The accounts of LP are included in the accompanying consolidated financial statements. LP currently has several unaffiliated limited partners resulting from the acquisition of three Florida properties by LP in August 1998. The unaffiliated limited partners have the option to require LP to redeem their OP Units at any time, in which event LP has the option to purchase the OP Units for cash or convert them into one share of the Company's common stock for each OP Unit.

     IRT Capital Corporation II ("IRTCCII"), a taxable subsidiary of the Company, was formed under the laws of Georgia in 1999. IRTCCII has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage. The Company currently holds 96% of the non-voting common stock and 1% of the voting common stock of IRTCCII. The remaining voting common stock is currently held by an executive officer and a director of the Company. IRTCCII, which is accounted for by the Company under the equity method in the accompanying financial statements, is taxed as a regular corporation and not as a REIT.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of IRT, its wholly-owned subsidiaries, majority-owned and controlled subsidiaries and partnership (collectively, the "Company").

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

Investments in unconsolidated affiliates over which the Company does not exercise control are accounted for by the equity method. Intercompany transactions and balances have been eliminated in consolidation.

INCOME RECOGNITION

     Leases with tenants are accounted for as operating leases. Rental revenue is recognized on a straight-line basis over the initial lease term. Certain tenants are required to pay percentage rents based on the tenant's gross sales. This percentage rental revenue is recorded upon collection. The Company received reimbursements from tenants for real estate taxes, common area maintenance and other recoverable costs. These tenant reimbursements are recognized as revenue in the period the related expense is recorded.

     The Company makes valuation adjustments to all tenant related revenue based upon the tenant's credit and business risk. The Company suspends the accrual of income on specific investments where interest, reimbursement or rental payments are delinquent sixty days or more.

     Other non-rental revenue is recognized as revenue when earned.

     Gains on sales of real estate assets are recognized at the time title to the asset is transferred to the buyer, subject to the adequacy of the buyer's initial and continuing investment and the assumption by the buyer of all future ownership risks of the property.

RENTAL PROPERTIES

     Rental properties are stated at cost less accumulated depreciation. Costs incurred for the acquisition, renovation, and betterment of the properties are capitalized and depreciated over their estimated useful lives. Recurring maintenance and repairs are charged to expense as incurred. Depreciation is computed on a straight-line basis generally for a period of sixteen to forty years for buildings and significant improvements. Tenant improvements are depreciated on a straight-line basis over the life of the related lease.

     The Company periodically evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In cases where particular assets are being held for sale, impairment is based on whether the fair value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. Management believes that no material impairment existed at December 31, 2000, and accordingly no loss was recognized.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DEFERRED LEASING AND FINANCING COSTS

     Internal and external commission costs incurred in obtaining tenant leases and loan costs incurred in obtaining long-term financing are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. The costs are amortized over the terms of the related leases or debt agreements, as applicable.

DEBT ISSUE COSTS

     Costs related to the issuance of debt instruments, included within prepaids and other assets, are capitalized and amortized as interest expense over the life of the related issue on a straight-line basis, which

                     IRT PROPERTY COMPANY AND SUBSIDIARIES
approximates the effective interest method. Upon conversion or in the event of redemption, applicable unamortized costs are charged to shareholder's equity or to operations, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

     The Company has in past years elected to qualify, and intends to continue such election, to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). In general terms, under such Code provisions a trust or corporation which, in any taxable year, meets certain requirements and distributes to its shareholders at least 95% of its taxable income will not be subject to federal income tax. Thus, no provision for federal income taxes has been included in the accompanying consolidated financial statements.

     If the Company fails to qualify as a real estate investment trust in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification for taxation as a real estate investment trust, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. State income taxes were not significant in 2000, 1999, and 1998.

     Additionally, certain subsidiaries of IRT, formed to provide management and other services to third and related parties, are taxed based on reportable income. The tax attributes of these entities are immaterial to the accompanying consolidated financial statements.

EARNINGS PER SHARE

     Basic EPS excludes dilution and is computed by dividing net earnings by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. See Note 13 for the required disclosures.

STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. See Note 15 for the required disclosures.

COMPREHENSIVE INCOME

     In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and disclosing comprehensive income (defined as revenues, expenses, gains

                     IRT PROPERTY COMPANY AND SUBSIDIARIES
and losses that under generally accepted accounting principles are not included in net income) and its components. The Company had no items of other comprehensive income in 2000, 1999 or 1998.

SEGMENT REPORTING

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

     The Company owns and operates retail shopping centers in 10 states in the southeastern United States. Such shopping centers generate rental and other revenue through the leasing of shop spaces to a diverse base of tenants. The Company evaluates the performance of each of its shopping centers on an individual basis. However, because the shopping centers have generally similar economic characteristics and tenants, the shopping centers have been aggregated into one reportable segment.

DERIVATIVE FINANCIAL INSTRUMENTS

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued establishing accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This statement was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133". This statement delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133," which amended SFAS No. 133 to address issues related to implementation difficulties. The Company adopted these standards on January 1, 2001. The Company did not hold and has not engaged in transactions using derivative financial instruments. The adoption of these standards has not had a material effect on the Company's balance sheet or results of operations through December 31, 2000.

RECLASSIFICATION OF PRIOR YEAR AMOUNTS

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2000 presentation.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

3. RENTAL PROPERTIES

     Rental properties are comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
  Land covered by purchase-leaseback agreements.............  $    686   $    686
  Land related to buildings and improvements................   146,781    146,919
  Buildings and improvements................................   485,549    482,400
                                                              --------   --------
          Total rental properties...........................  $633,016   $630,005
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

     Future minimum base rentals on noncancellable operating leases for the Company's shopping center, industrial and land purchase-leaseback investments at December 31, 2000 are as follows:

YEAR                                                           AMOUNT
----                                                          --------
2001........................................................  $ 65,093
2002........................................................    57,939
2003........................................................    49,245
2004........................................................    42,688
2005........................................................    37,022
Thereafter..................................................   208,684
                                                              --------
          Total.............................................  $460,671
                                                              ========

                          SHOPPING CENTER ACQUISITIONS

  DATE                                             SQUARE       % LEASED      TOTAL INITIAL
ACQUIRED     PROPERTY NAME        CITY, STATE      FOOTAGE   AT ACQUISITION       COST        CASH PAID
--------   -----------------   -----------------   -------   --------------   -------------   ---------
12/28/00   Pine Ridge Square   Coral Springs, FL   117,399        100%           $11,600       $11,438

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

                          SHOPPING CENTER DISPOSITIONS

  DATE                                        SQUARE     SALES      CASH
  SOLD      PROPERTY NAME     CITY, STATE     FOOTAGE    PRICE    PROCEEDS    GAIN
--------   ---------------   --------------   -------   -------   --------   ------
 1/14/00   Palm Gardens      Largo, FL         49,890   $ 1,500   $ 1,389    $  804
 8/01/00   Palm Gardens(1)                                            651       651
 2/18/00   Westgate Square   Sunrise, FL      104,853    11,355    10,271     1,934
 8/31/00   Abbeville         Abbeville, SC     59,525       177       135        (5)
 10/3/00   Carolina Place    Hartsville, SC    36,560     2,104     2,016       228
12/29/00   Chester Plaza     Chester, SC       71,443     2,250     2,257       937
                                              -------   -------   -------    ------
                                              322,271   $17,386   $16,719    $4,549
                                              =======   =======   =======    ======

NOTE:

(1) Represents additional sale proceeds received subsequent to the sale of the property.

4. INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

     LP, IRTCCII, IRTAL and IRTMC guarantee the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt. The guarantees are joint and several and full and unconditional.

     Condensed consolidating financial information for the wholly owned subsidiaries and the affiliates is presented as follows (in thousands):

                                                                 GUARANTORS
                                               -----------------------------------------------       IRT
                                IRT PROPERTY      COMBINED           IRT         IRT CAPITAL       CAPITAL     ELIMINATING
                                  COMPANY      SUBSIDIARIES(1)   PARTNERS, LP   CORPORATION II   CORPORATION     ENTRIES
                                ------------   ---------------   ------------   --------------   -----------   -----------
AS OF DECEMBER 31, 2000
ASSETS
  Net rental properties.......    $394,144         $ 5,575         $137,114        $ 17,989         $  --       $ (17,989)
  Investment in affiliates....     107,555              --               --              --            --         (90,213)
  Mortgage loans, net.........       4,313              --               --              --            --              --
  Other assets................      25,131          21,720            8,700             397            31         (39,907)
                                  --------         -------         --------        --------         -----       ---------
        Total assets..........    $531,143         $27,295         $145,814        $ 18,386         $  31       $(148,109)
                                  ========         =======         ========        ========         =====       =========
LIABILITIES
  Mortgage notes payable......    $ 81,741         $ 4,173         $ 30,595        $     --         $  --       $      --
  Senior Notes, net...........     124,714              --               --              --            --              --
  Indebtedness to banks.......      55,000              --               --              --            --              --
  Other liabilities...........      54,344           1,319            8,320          18,396             2         (39,197)
                                  --------         -------         --------        --------         -----       ---------
        Total liabilities.....     315,799           5,492           38,915          18,396             2         (39,197)
                                  --------         -------         --------        --------         -----       ---------
SHAREHOLDERS' EQUITY
        Total shareholders'
          equity..............     215,344          21,803          106,899             (10)           29        (108,912)
                                  --------         -------         --------        --------         -----       ---------
        Total liabilities and
          shareholders'
          equity..............    $531,143         $27,295         $145,814        $ 18,386         $  31       $(148,109)
                                  ========         =======         ========        ========         =====       =========
AS OF DECEMBER 31, 1999
ASSETS
  Net rental properties.......    $411,593         $ 5,637         $126,605        $  7,178         $  --       $  (7,178)
  Investment in affiliates....      96,140              --               --              --            --         (88,889)
  Mortgage loans, net.........          92              --               --              --            --              --
  Other assets................      19,649          11,806           11,229              78            42         (28,086)
                                  --------         -------         --------        --------         -----       ---------
        Total assets..........    $527,474         $17,443         $137,834        $  7,256         $  42       $(124,153)
                                  ========         =======         ========        ========         =====       =========


                                CONSOLIDATED
                                IRT PROPERTY
                                  COMPANY
                                ------------
AS OF DECEMBER 31, 2000
ASSETS
  Net rental properties.......    $536,833
  Investment in affiliates....      17,342
  Mortgage loans, net.........       4,313
  Other assets................      16,072
                                  --------
        Total assets..........    $574,560
                                  ========
LIABILITIES
  Mortgage notes payable......    $116,509
  Senior Notes, net...........     124,714
  Indebtedness to banks.......      55,000
  Other liabilities...........      43,184
                                  --------
        Total liabilities.....     339,407
                                  --------
SHAREHOLDERS' EQUITY
        Total shareholders'
          equity..............     235,153
                                  --------
        Total liabilities and
          shareholders'
          equity..............    $574,560
                                  ========
AS OF DECEMBER 31, 1999
ASSETS
  Net rental properties.......    $543,835
  Investment in affiliates....       7,251
  Mortgage loans, net.........          92
  Other assets................      14,718
                                  --------
        Total assets..........    $565,896
                                  ========

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

                                                                 GUARANTORS
                                               -----------------------------------------------       IRT
                                IRT PROPERTY      COMBINED           IRT         IRT CAPITAL       CAPITAL     ELIMINATING
                                  COMPANY      SUBSIDIARIES(1)   PARTNERS, LP   CORPORATION II   CORPORATION     ENTRIES
                                ------------   ---------------   ------------   --------------   -----------   -----------
LIABILITIES
  Mortgage notes payable......    $ 86,737         $ 4,246         $ 31,181        $     --         $  --       $      --
  Senior Notes, net...........     124,654              --               --              --            --              --
  Indebtedness to banks.......      20,400              --               --              --            --              --
  Other liabilities...........      52,127           1,202            8,919           7,202            18         (26,993)
                                  --------         -------         --------        --------         -----       ---------
        Total liabilities.....     283,918           5,448           40,100           7,202            18         (26,993)
                                  --------         -------         --------        --------         -----       ---------
SHAREHOLDERS' EQUITY
        Total shareholders'
          equity..............     243,556          11,995           97,734              54            24         (97,160)
                                  --------         -------         --------        --------         -----       ---------
        Total liabilities and
          shareholders'
          equity..............    $527,474         $17,443         $137,834        $  7,256         $  42       $(124,153)
                                  ========         =======         ========        ========         =====       =========
FOR THE YEAR ENDED DECEMBER
  31, 2000
Revenues
  Income from rental
    properties................    $ 62,636         $   688         $ 20,295        $    123         $  15       $    (138)
  Interest Income.............         871              --              331              --            --              --
  Interest on direct financing
    leases....................         542              --               --              --            --              --
  Other income................          84           7,705               --              --            --          (7,789)
                                  --------         -------         --------        --------         -----       ---------
        Total revenues........      64,133           8,393           20,626             123            15          (7,927)
                                  --------         -------         --------        --------         -----       ---------
Expenses
  Operating expenses of rental
    properties................      14,302             128            5,371              78            --             (78)
  Interest expense............      19,290             273            2,441              --            --              --
  Depreciation................      10,710              77            3,581              30            --             (30)
  Amortization of debt
    costs.....................         539               2               --              --            --              --
  General and
    administrative............       2,656               3              848              79            10             (89)
                                  --------         -------         --------        --------         -----       ---------
        Total expenses........      47,497             483           12,241             187            10            (197)
                                  --------         -------         --------        --------         -----       ---------
Equity in earnings (losses) of
  affiliates..................          --              --               --              --            --             (56)
                                  --------         -------         --------        --------         -----       ---------
        Earnings before
          minority interest,
          gain on sales of
          properties and
          extraordinary
          item................      16,636           7,910            8,385             (64)            5          (7,786)
Minority interest in operating
  partnership.................          --              --               --              --            --            (596)
Gain on sales of properties...       4,549              --               --              --            --              --
                                  --------         -------         --------        --------         -----       ---------
        Earnings before
          extraordinary
          item................      21,185           7,910            8,385             (64)            5          (8,382)
Extraordinary item
  Loss on extinguishment of
    debt......................          --              --               --              --            --              --
                                  --------         -------         --------        --------         -----       ---------
        Net Earnings..........    $ 21,185         $ 7,910         $  8,385        $    (64)        $   5       $  (8,382)
                                  ========         =======         ========        ========         =====       =========
Net cash flows provided by
  (used in) operating
  activities..................    $ 28,178         $ 7,645         $ 10,837        $    881         $  (7)      $  (9,118)
                                  ========         =======         ========        ========         =====       =========
Net cash flows provided by
  (used in) investing
  activities..................    $(13,749)        $   (14)        $(13,898)       $(10,841)        $  --       $  21,491
                                  ========         =======         ========        ========         =====       =========
Net cash flows provided by
  (used in) financing
  activities..................    $(20,395)        $(7,631)        $  9,345        $ 10,148         $  --       $ (12,555)
                                  ========         =======         ========        ========         =====       =========


                                CONSOLIDATED
                                IRT PROPERTY
                                  COMPANY
                                ------------
LIABILITIES
  Mortgage notes payable......    $122,164
  Senior Notes, net...........     124,654
  Indebtedness to banks.......      20,400
  Other liabilities...........      42,475
                                  --------
        Total liabilities.....     309,693
                                  --------
SHAREHOLDERS' EQUITY
        Total shareholders'
          equity..............     256,203
                                  --------
        Total liabilities and
          shareholders'
          equity..............    $565,896
                                  ========
FOR THE YEAR ENDED DECEMBER
  31, 2000
Revenues
  Income from rental
    properties................    $ 83,619
  Interest Income.............       1,202
  Interest on direct financing
    leases....................         542
  Other income................          --
                                  --------
        Total revenues........      85,363
                                  --------
Expenses
  Operating expenses of rental
    properties................      19,801
  Interest expense............      22,004
  Depreciation................      14,368
  Amortization of debt
    costs.....................         541
  General and
    administrative............       3,507
                                  --------
        Total expenses........      60,221
                                  --------
Equity in earnings (losses) of
  affiliates..................         (56)
                                  --------
        Earnings before
          minority interest,
          gain on sales of
          properties and
          extraordinary
          item................      25,086
Minority interest in operating
  partnership.................        (596)
Gain on sales of properties...       4,549
                                  --------
        Earnings before
          extraordinary
          item................      29,039
Extraordinary item
  Loss on extinguishment of
    debt......................          --
                                  --------
        Net Earnings..........    $ 29,039
                                  ========
Net cash flows provided by
  (used in) operating
  activities..................    $ 38,416
                                  ========
Net cash flows provided by
  (used in) investing
  activities..................    $(17,011)
                                  ========
Net cash flows provided by
  (used in) financing
  activities..................    $(21,088)
                                  ========

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

                                                                 GUARANTORS
                                               -----------------------------------------------       IRT
                                IRT PROPERTY      COMBINED           IRT         IRT CAPITAL       CAPITAL     ELIMINATING
                                  COMPANY      SUBSIDIARIES(1)   PARTNERS, LP   CORPORATION II   CORPORATION     ENTRIES
                                ------------   ---------------   ------------   --------------   -----------   -----------
FOR THE YEAR ENDED DECEMBER
  31, 1999
Revenues
  Income from rental
    properties................    $ 62,942         $    --         $ 19,802        $     54         $   5       $     678
  Interest Income.............          57              --              324              --            --              --
  Interest on direct financing
    leases....................         560              --               --              --            --              --
  Other income................       1,067           9,012               --              --            --          (9,110)
                                  --------         -------         --------        --------         -----       ---------
        Total revenues........      64,626           9,012           20,126              54             5          (8,432)
                                  --------         -------         --------        --------         -----       ---------
Expenses
  Operating expenses of rental
    properties................      14,420              --            4,909              21            --             108
  Interest expense............      18,835              --            2,418              --            --             235
  Depreciation................      10,443              --            3,350              10            --              66
  Amortization of debt
    costs.....................         460              --               --              --            --              --
  General and
    administrative............       2,642               2              788              20             7             (27)
                                  --------         -------         --------        --------         -----       ---------
        Total expenses........      46,800               2           11,465              51             7             382
                                  --------         -------         --------        --------         -----       ---------
Equity in earnings (losses) of
  affiliates..................          --              --               --              --            --               4
                                  --------         -------         --------        --------         -----       ---------
        Earnings before
          minority interest,
          gain on sales of
          properties and
          extraordinary
          item................      17,826           9,010            8,661               3            (2)         (8,810)
Minority interest in operating
  partnership.................          --              --               --              --            --            (683)
Gain on sales of properties...       1,353              --            1,130              --            --              --
                                  --------         -------         --------        --------         -----       ---------
        Earnings before
          extraordinary
          item................      19,179           9,010            9,791               3            (2)         (9,493)
Extraordinary item
  Loss on extinguishment of
    debt......................        (157)             --               --              --            --              --
                                  --------         -------         --------        --------         -----       ---------
        Net Earnings..........    $ 19,022         $ 9,010         $  9,791        $      3         $  (2)      $  (9,493)
                                  ========         =======         ========        ========         =====       =========
Net cash flows provided by
  (used in) operating
  activities..................    $ 30,113         $ 8,854         $ 12,218        $    (45)        $  36       $  (9,724)
                                  ========         =======         ========        ========         =====       =========
Net cash flows provided by
  (used in) investing
  activities..................    $  7,217         $    --         $ (2,246)       $ (7,188)        $  --       $  (6,334)
                                  ========         =======         ========        ========         =====       =========
Net cash flows provided by
  (used in) financing
  activities..................    $(36,389)        $(8,854)        $(10,716)       $  7,223         $ (35)      $  16,040
                                  ========         =======         ========        ========         =====       =========
FOR THE YEAR ENDED DECEMBER
  31, 1998
Revenues
  Income from rental
    properties................    $ 71,054         $    --         $  7,187        $     --         $  --       $     696
  Interest Income.............         372              --               --              --            (9)             --
  Interest on direct financing
    leases....................         570              --               --              --            --              --
  Other income................          33           2,980               --              --            54          (3,067)
                                  --------         -------         --------        --------         -----       ---------
        Total revenues........      72,029           2,980            7,187              --            45          (2,371)
                                  --------         -------         --------        --------         -----       ---------
Expenses
  Operating expenses of rental
    properties................      16,036              --            1,794              --            --             114


                                CONSOLIDATED
                                IRT PROPERTY
                                  COMPANY
                                ------------
FOR THE YEAR ENDED DECEMBER
  31, 1999
Revenues
  Income from rental
    properties................    $ 83,481
  Interest Income.............         381
  Interest on direct financing
    leases....................         560
  Other income................         969
                                  --------
        Total revenues........      85,391
                                  --------
Expenses
  Operating expenses of rental
    properties................      19,458
  Interest expense............      21,488
  Depreciation................      13,869
  Amortization of debt
    costs.....................         460
  General and
    administrative............       3,432
                                  --------
        Total expenses........      58,707
                                  --------
Equity in earnings (losses) of
  affiliates..................           4
                                  --------
        Earnings before
          minority interest,
          gain on sales of
          properties and
          extraordinary
          item................      26,688
Minority interest in operating
  partnership.................        (683)
Gain on sales of properties...       2,483
                                  --------
        Earnings before
          extraordinary
          item................      28,488
Extraordinary item
  Loss on extinguishment of
    debt......................        (157)
                                  --------
        Net Earnings..........    $ 28,331
                                  ========
Net cash flows provided by
  (used in) operating
  activities..................    $ 41,452
                                  ========
Net cash flows provided by
  (used in) investing
  activities..................    $ (8,551)
                                  ========
Net cash flows provided by
  (used in) financing
  activities..................    $(32,731)
                                  ========
FOR THE YEAR ENDED DECEMBER
  31, 1998
Revenues
  Income from rental
    properties................    $ 78,937
  Interest Income.............         363
  Interest on direct financing
    leases....................         570
  Other income................          --
                                  --------
        Total revenues........      79,870
                                  --------
Expenses
  Operating expenses of rental
    properties................      17,944

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

                                                                 GUARANTORS
                                               -----------------------------------------------       IRT
                                IRT PROPERTY      COMBINED           IRT         IRT CAPITAL       CAPITAL     ELIMINATING
                                  COMPANY      SUBSIDIARIES(1)   PARTNERS, LP   CORPORATION II   CORPORATION     ENTRIES
                                ------------   ---------------   ------------   --------------   -----------   -----------
  Interest expense............      18,436              --              836              --            --              --
  Depreciation................      11,569              --            1,281              --            --              75
  Amortization of debt
    costs.....................         437              --               --              --            --              --
  General and
    administrative............       4,649               1                1              --             4              --
                                  --------         -------         --------        --------         -----       ---------
        Total expenses........      51,127               1            3,912              --             4             189
                                  --------         -------         --------        --------         -----       ---------
Equity in earnings (losses) of
  affiliates..................          --              --               --              --            --              54
                                  --------         -------         --------        --------         -----       ---------
        Earnings before
          minority interest,
          gain on sales of
          properties and
          extraordinary
          item................      20,902           2,979            3,275              --            41          (2,506)
Minority interest in operating
  partnership.................          --              --               --              --            --            (262)
Gain on sales of properties...       1,213              --               --              --            --              --
                                  --------         -------         --------        --------         -----       ---------
        Earnings before
          extraordinary
          item................      22,115           2,979            3,275              --            41          (2,768)
Extraordinary item
  Loss on extinguishment of
    debt......................         (57)             --               --              --            --              --
                                  --------         -------         --------        --------         -----       ---------
        Net Earnings..........    $ 22,058         $ 2,979         $  3,275        $     --         $  41       $  (2,768)
                                  ========         =======         ========        ========         =====       =========
Net cash flows provided by
  (used in) operating
  activities..................    $ 31,334         $ 3,520         $  4,128        $     --         $  40       $  (2,294)
                                  ========         =======         ========        ========         =====       =========
Net cash flows provided by
  (used in) investing
  activities..................    $(11,809)        $    --         $(11,973)       $     --         $ 356       $ (16,160)
                                  ========         =======         ========        ========         =====       =========
Net cash flows provided by
  (used in) financing
  activities..................    $(20,562)        $(3,520)        $  8,948        $     --         $(395)      $  18,456
                                  ========         =======         ========        ========         =====       =========


                                CONSOLIDATED
                                IRT PROPERTY
                                  COMPANY
                                ------------
  Interest expense............      19,272
  Depreciation................      12,925
  Amortization of debt
    costs.....................         437
  General and
    administrative............       4,655
                                  --------
        Total expenses........      55,233
                                  --------
Equity in earnings (losses) of
  affiliates..................          54
                                  --------
        Earnings before
          minority interest,
          gain on sales of
          properties and
          extraordinary
          item................      24,691
Minority interest in operating
  partnership.................        (262)
Gain on sales of properties...       1,213
                                  --------
        Earnings before
          extraordinary
          item................      25,642
Extraordinary item
  Loss on extinguishment of
    debt......................         (57)
                                  --------
        Net Earnings..........    $ 25,585
                                  ========
Net cash flows provided by
  (used in) operating
  activities..................    $ 36,728
                                  ========
Net cash flows provided by
  (used in) investing
  activities..................    $(39,586)
                                  ========
Net cash flows provided by
  (used in) financing
  activities..................    $  2,927
                                  ========

NOTES:

(1) Includes IRT Management Co. and IRT Alabama.

5. NET INVESTMENT IN DIRECT FINANCING LEASES

     At December 31, 2000, two retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $333 plus percentage rentals of 1% of gross sales in excess of the tenants' actual sales for its fiscal year ended January 31, 1990. Rental income from these leases totaled $402, $399 and $400 in 2000, 1999 and 1998, respectively.

     The Company acquired ten branch bank buildings in a 1984 merger. These facilities are leased to The Old Phoenix National Bank at a total annual rental of $313.

     Of the total rental income on direct financing leases, $166, $160 and $133 were recorded as amortization of capitalized leasing income in 2000, 1999 and 1998, respectively.

     The Company is to receive minimum lease payments of $646 per year during 2001 through 2005 and a total of $3,908 thereafter through the remaining lease terms.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

6. DEVELOPMENT AND CO-DEVELOPMENT

     IRTCCII currently is in the process of developing three shopping centers in Florida for which IRT has committed to loan up to the amount necessary for development completion. The loan, bearing interest at 2% over the rates paid by IRT on its variable debt, matures in June 2002.

     In 1999 the Company was engaged in a project to develop Old Decatur Square jointly with a partner. On December 31, 1999, the Company agreed to relinquish its option to acquire this property to the co-developer for $969 which is included in other income in the accompanying consolidated statements of earnings. The Company no longer maintains an interest in this co-development.

7. MORTGAGE LOANS

     The Company's investments in mortgage loans, all of which are secured by real estate investments, are summarized by type of loan at December 31, 2000 and 1999, as follows:

                                                          2000                     1999
                                                 ----------------------   ----------------------
                                                  NUMBER      AMOUNT       NUMBER      AMOUNT
                                                 OF LOANS   OUTSTANDING   OF LOANS   OUTSTANDING
                                                 --------   -----------   --------   -----------
First mortgage.................................      3        $4,325          1         $108
Mortgage participation.........................      1            19          1           21
                                                    --        ------         --         ----
                                                     4         4,344          2          129
Less: Interest discounts and negative
  goodwill.....................................     --           (31)        --          (37)
                                                    --        ------         --         ----
Mortgage loans, net............................      4        $4,313          2         $ 92
                                                    ==        ======         ==         ====

     Annual principal payments applicable to mortgage loan investments in the next five years and thereafter are as follows:

YEAR                                                          AMOUNT
----                                                          ------
2001........................................................  $3,524
2002........................................................     735
2003........................................................      10
2004........................................................      10
2005........................................................       6
Thereafter..................................................      28
                                                              ------
                                                              $4,313
                                                              ======

     Based on current rates at which similar loans would be made, the estimated fair value of mortgage loans was approximately $4,354 and $148 at December 31, 2000 and 1999, respectively.

8. MORTGAGE NOTES PAYABLE

     Mortgage notes payable are collateralized by various real estate investments having a net carrying value of approximately $182,576 at December 31, 2000. These notes have stated interest rates ranging from 6.50% to 9.625% and are due in monthly installments with maturity dates ranging from 2001 to 2024.

     During 2000, the Company made a scheduled balloon payment at maturity of $3,521 on a mortgage bearing interest at 7.75%.

     On February 25, 1999, the Company entered into a $40,000 loan secured by first mortgages on eight properties. This loan is a 25-year fully amortizing loan that bears interest at a fixed rate of 6.5%.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

     During 1999, the Company repaid at maturity a $625 purchase-money mortgage bearing interest at 9% and made a scheduled balloon payment at maturity of $3,333 on a mortgage bearing interest at 9.875%.

     Future principal amortization and balloon payments applicable to mortgage notes payable at December 31, 2000 are as follows:

                                                          PRINCIPAL     BALLOON
YEAR                                                     AMORTIZATION   PAYMENTS    TOTAL
----                                                     ------------   --------   --------
2001...................................................    $ 2,366      $    --    $  2,366
2002...................................................      2,499        7,155       9,654
2003...................................................      2,600           --       2,600
2004...................................................      2,807           --       2,807
2005...................................................      3,030        7,500      10,530
Thereafter.............................................     54,919       32,232      87,151
                                                           -------      -------    --------
                                                           $68,221      $46,887     115,108
                                                           -------      -------    --------
Interest premium.......................................                               1,401
                                                                                   --------
                                                                                   $116,509
                                                                                   ========

     Based on the borrowing rates currently available to the Company for mortgages with similar terms and maturities, the estimated fair value of mortgage notes payable was approximately $129,371 and $117,000 at December 31, 2000 and 1999, respectively.

9. CONVERTIBLE SUBORDINATED DEBENTURES

     Effective August 31, 1993, the Company issued $86,250 of 7.3% convertible subordinated debentures due August 15, 2003, $23,275 of which are outstanding as of December 31, 2000. Interest on the debentures is payable semi-annually on February 15 and August 15. The debentures are convertible at any time prior to maturity into common stock of the Company at $11.25 per share, subject to adjustment in certain events. The Company has the option to redeem the debentures at par. Costs associated with the issuance of the debentures were approximately $3,701 and are being amortized over the life of the debentures.

     During 1997, $1,653 of these debentures were converted into 146,921 shares of common stock. During 1998, $5,178 of these debentures were converted into 460,263 shares of common stock. No debentures were converted during 2000 or 1999. Based upon the conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the $23,275 debentures outstanding at December 31, 2000 are converted.

     Based on the closing market price at year-end, the estimated fair value of the debentures was approximately $22,111 and $22,751 at December 31, 2000 and 1999, respectively.

10. SENIOR NOTES

     On March 26, 1996, the Company issued $50,000 of 7.45% senior notes due April 1, 2001. These senior notes were issued at a discount of $84 which is being amortized over the life of the notes on a straight-line basis for financial reporting purposes. Net proceeds from the issuance totaled approximately $49,394.

     Interest on the 7.45% senior notes is payable semi-annually on April 1 and October 1. Costs associated with the issuance of these senior notes totaled approximately $522 and are being amortized over the life of the notes.

     On August 15, 1997, the Company issued $75,000 of 7.25% senior notes due August 15, 2007. These senior notes were issued at a discount of $426 which is being amortized over the life of the notes on a straight-line basis for financial reporting purposes. Net proceeds from the issuance totaled $73,817.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

     Interest on the 7.25% senior notes is payable semi-annually on February 15 and August 15. Costs associated with the issuance of these senior notes totaled approximately $757 and are being amortized over the life of the notes.

11. INDEBTEDNESS TO BANKS

     On November 1, 1999, the Company obtained a $100,000 unsecured revolving loan facility ("Revolving Loan") which was scheduled to mature on November 1, 2002. This loan replaced the Company's previous credit facility which was cancelled concurrent to the procurement of the new term loan. In conjunction with the cancellation of the previous credit facility, the Company recognized $157 of extraordinary loss for the write-off of the related unamortized loan costs. In addition, the Company secured a $5,000 swing line credit facility with terms similar to those of the Revolving Loan with a scheduled maturity date of October 31, 2000. On November 1, 2000, the Company extended the maturity date of the Revolving Loan to November 1, 2003. The Company also secured an option to increase the loan at its discretion by $50,000.

     Under the Revolving Loan, the Company may elect to pay interest at either the lender's prime, adjusted daily, or the London Interbank Offered Rates ("LIBOR"), plus the "Applicable Margin" based upon the rating of the senior unsecured debt obligations of the Company. The Applicable Margin ranges from
 .95% to 1.4%. The Applicable Margin based on the Company's current rating is 1.15%. At December 31, 2000, the weighted average interest rate was 7.61%. The terms of the Revolving Loan require the Company to pay an annual facility fee equal to 0.2% of the total commitment and include certain restrictive covenants which require compliance with certain financial ratios and measurements. At December 31, 2000, the Company was in compliance with these covenants.

     LP, IRTCCII, IRTAL and IRTMC guarantee the Company's indebtedness on the Revolving Loan.

     The following data is presented with respect to the Revolving Loan and swing line agreements in 2000 and 1999:

                                                               2000      1999
                                                              -------   -------
Available balance at year-end...............................  $50,000   $84,600
Average borrowing for the period............................   35,583    21,959
Maximum amount outstanding during the period................   55,000    51,500
Average interest rate for the period........................     7.61%     6.75%
Interest rate at year-end...................................     7.97%     7.62%

     The Company incurred commitment fees of approximately $202, $201, and $160 for the years ended December 31, 2000, 1999 and 1998, respectively.

12. MINORITY INTEREST

     Included in minority interest for the years ended December 31, 2000 and 1999 are the 7.0% and 7.1% interests, respectively, in the results of the LP which are owned by a third party. At December 31, 2000 and 1999, 815,852 OP Units were held by the limited partner. The unaffiliated limited partners have the option to require LP to redeem their OP Units at any time, in which event LP has the option to purchase the OP Units for cash or convert them into one share of the Company's common stock for each OP Unit.

     Adjustments have been made to the minority interest balance in the OP to properly reflect their ownership interests in the Company. During 2000, 1999 and 1998, adjustments of $(395), $(357) and $739 were recorded, respectively. The adjustments are a result of the purchase or issuance of additional shares of common stock and OP units.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

     The Company also records a minority interest for the limited partners' share of equity in two properties. The two properties in which the Company has a general partner interest are Venice Plaza (75% interest) and North Village Center (49.5% interest). The aggregate balance of the minority interests as of December 31, 2000 and 1999 is $434 and $341, respectively, and is included within accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

13. EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. The effects of the conversion of the 7.3% subordinated debentures have been included in the calculation of dilutive earnings per share, as they are dilutive for the year ended December 31, 2000. The effects of such conversion of the 7.3% debentures for the years ended December 31, 1999 and 1998 are excluded, as they are antidilutive. The effects of the exercise of certain stock options, using the treasury stock method, have been included in the diluted earnings per share calculation for the years ended December 31, 2000 and 1998. However such effects of the stock options were antidilutive for the year ended December 31, 1999 and excluded from the calculation.

                                                                                         PER SHARE
                                                              INCOME        SHARES        AMOUNT
                                                              -------   --------------   ---------
                                                                        (IN THOUSANDS)
For the fiscal year ended December 31, 2000
  Basic net earnings available to shareholders..............  $29,039       31,536         $0.92
  Options outstanding.......................................       --           11
  Minority interest of unitholders in operating
     partnership............................................      596          816
  7.3% Convertible Debentures...............................    1,799        2,069
                                                              -------       ------         -----
  Diluted net earnings available to shareholders............  $31,434       34,432         $0.91
                                                              =======       ======         =====
For the fiscal year ended December 31, 1999
  Basic net earnings available to shareholders..............  $28,331       33,119         $0.86
  Minority interest of unitholders in operating
     partnership............................................      683          785
                                                              -------       ------         -----
  Diluted net earnings available to shareholders............  $29,014       33,904         $0.86
                                                              =======       ======         =====
For the fiscal year ended December 31, 1998
  Basic net earnings available to shareholders..............  $25,585       32,940         $0.78
  Options outstanding.......................................       --           23
  Minority interest of unitholders in operating
     partnership............................................      262          340
Restricted stock............................................       --            2
                                                              -------       ------         -----
Diluted net earnings available to shareholders..............  $25,847       33,305         $0.78
                                                              =======       ======         =====

14. CASH DISTRIBUTIONS AND DIVIDEND REINVESTMENT PLAN

     The taxability of per share distributions paid to shareholders during the years ended December 31, 2000, 1999 and 1998 was as follows:

                                                               2000     1999     1998
                                                              ------   ------   ------
Ordinary income.............................................  $0.787   $0.787   $0.787
Capital gains...............................................   0.092    0.143    0.054
Return of capital...........................................   0.061       --    0.074
                                                              ------   ------   ------
                                                              $0.940   $0.930   $0.915
                                                              ======   ======   ======

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

     In addition, the 5% discount received upon purchase of shares under the Dividend Reinvestment Plan (the "DRIP") for 1998 is taxable as ordinary income to the participant.

     The DRIP allowed shareholders to elect to reinvest all or a portion of their distributions in newly issued shares of common stock of the Company at 95% of the market price of the shares. The DRIP was amended in July 1998 to eliminate the discount. During 1998, the Company received net proceeds under the DRIP of $1,740. The Company did not receive any proceeds under the DRIP in 1999. In 2000, the Company issued 59,089 treasury shares and received net proceeds of $497.

15. STOCK OPTIONS

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

     The Company accounts for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               2000      1999
                                                              -------   -------
Net earnings:
  As reported...............................................  $29,039   $28,331
  Pro forma.................................................  $28,932   $28,231
EPS -- basic:
  As reported...............................................  $  0.92   $  0.86
  Pro forma.................................................  $  0.92   $  0.85
EPS -- diluted:
  As reported...............................................  $  0.91   $  0.86
  Pro forma.................................................  $  0.90   $  0.85

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair value of options granted is $0.46 and $0.62 for 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 6.71% and 4.74%; expected dividend yields of 12.03% and 9.50%; expected lives of five years; expected volatility of 21% and expected annual forfeiture rate of 5%.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

     Details of the stock option activity during 2000, 1999, and 1998 are as follows:

                                                    NUMBER OF SHARES
                                                 ----------------------     OPTION PRICE
                                                 EMPLOYEES    DIRECTORS      PER SHARE
                                                 ---------    ---------    --------------
Options outstanding at December 31, 1997.......   382,993       60,000     $7.63 - $14.90
Granted, 1998..................................   150,300           --     $11.69 - $11.81
Granted, 1998..................................        --        7,500         $10.44
Exercised, 1998................................    (4,750)          --         $9.25
Expired unexercised, 1998......................   (42,575)          --     $9.25 - $12.60
                                                 --------      -------
Options outstanding at December 31, 1998.......   485,968       67,500     $7.63 - $14.90
Granted, 1999..................................   156,400           --         $9.69
Granted, 1999..................................        --        5,000         $9.38
Exercised, 1999................................    (4,000)          --         $9.25
Expired unexercised, 1999......................  (130,500)     (10,000)    $9.25 - $14.90
                                                 --------      -------
Options outstanding at December 31, 1999.......   507,868       62,500     $7.63 - $13.38
Granted, 2000..................................   184,100           --         $7.81
Granted, 2000..................................   137,293           --         $8.63
Granted, 2000..................................        --        5,000         $8.75
Exercised, 2000................................   (36,800)          --         $7.81
Expired unexercised, 2000......................  (107,032)     (10,000)    $7.81 - $12.50
                                                 --------      -------
Options outstanding at December 31, 2000.......   685,429       57,500     $7.63 - $13.38
                                                 ========      =======

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                  NUMBER        WEIGHTED AVERAGE      WEIGHTED
RANGE OF                                        OUTSTANDING        REMAINING          AVERAGE
EXERCISE PRICES                               AND EXERCISABLE   CONTRACTUAL LIFE   EXERCISE PRICE
---------------                               ---------------   ----------------   --------------
$ 7.63 - $ 8.75.............................      276,061          7.55 years          $ 8.21
$ 9.25 - $ 9.75.............................      227,768          6.07 years          $ 9.56
$10.00 - $10.75.............................       74,250          3.43 years          $10.35
$11.38 - $11.69.............................      139,350          6.61 years          $11.58
$12.00 - $13.38.............................       25,500          2.25 years          $12.47
                                                  -------          ----------          ------
$ 7.63 - $13.38.............................      742,929          6.32 years          $ 9.62
                                                  =======          ==========          ======

16. DEFERRED COMPENSATION AND STOCK LOANS

     On June 18, 1998, 119,760 restricted shares of common stock were granted and 119,760 shares (the "Loan Shares") were issued pursuant to recourse loans due June 18, 2008 made to certain Company officers as incentives for future services. The restricted shares vest ratably over 10 years from the date of grant. The Restricted Shares and the Loan Shares were valued at the closing price of the Company's common stock on June 18, 1998 of $10.437.

     On January 7, 2000, an additional 25,001 restricted shares of common stock were granted to certain Company officers as incentives for future services. The restricted shares vest ratably over 9 years from the date of grant. The restricted shares were valued at the closing price of the Company's common stock on January 7, 2000 of $8.1875.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

17. TREASURY STOCK

     In November 1999, the Board of Directors authorized the Company to repurchase up to $25 million of its common stock through the open market or in privately negotiated transactions. During 2000 and 1999, the Company repurchased 2,488,701 and 492,575 shares, for a cost of $20,818 and $4,026, respectively, including commissions and other costs.

18. EMPLOYEE RETIREMENT BENEFITS

     Under the Company's 401(k) Plan, employees who annually work over 1,750 hours and are at least 18 years of age are eligible for participation in the Plan. Employees may elect to make contributions to the Plan as defined by the Internal Revenue Code. The Company matches 100% of such contributions up to 6% of the individual participant's compensation, based on the length of service. The Company contributed approximately $184, $159 and $145 to the 401(k) Plan in 2000, 1999 and 1998, respectively.

19. SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Significant noncash transactions for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                              2000     1999     1998
                                                              -----   ------   -------
Mortgages assumed in purchase of rental properties..........  $  --   $5,742   $28,334
Adjustment for minority interest ownership of LP............   (395)    (357)      739
OP Units issued in exchange for initial capital
  contributions.............................................     --       --    75,484
OP Units issued in connection with the acquisition of rental
  properties................................................     --       --     7,741
Property acquired through foreclosure.......................     --       --     7,635
Issuance of stock subject to employee loans.................     --       --     1,250
Issuance of employee restricted stock.......................    204       --     1,250
Conversion of debentures into common stock..................     --       --     5,178

20. COMMITMENTS AND CONTINGENCIES

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

21. RELATED PARTY TRANSACTIONS

     Beginning in 2000, the Company provides management services for two shopping centers owned principally by real estate joint ventures in which an officer of the Company has economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. The Consolidated Statements of Earnings include management fee income from these management services of $14 for the year ended December 31, 2000.

                     IRT PROPERTY COMPANY AND SUBSIDIARIES

22. SUBSEQUENT EVENTS

     On January 16, 2001, the Company completed the $25 million stock repurchase program authorized by the Board of Directors in November 1999. The Company repurchased a total of 3,028,276 shares at an average price of $8.26 per share.

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the fiscal years ended December 31, 2000 and 1999.

                                                                            2000
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
Revenues..................................................  $21,468   $21,355   $21,738   $20,802
                                                            =======   =======   =======   =======
Earnings before minority interest, gain on sales of
  properties and extraordinary item.......................  $ 6,749   $ 6,401   $ 6,244   $ 5,692
Minority interest -- OP unitholders.......................     (159)     (157)     (143)     (137)
Gain on sales of properties...............................    2,738        --       644     1,167
                                                            -------   -------   -------   -------
Earnings before extraordinary item........................    9,328     6,244     6,745     6,722
Extraordinary item -- loss on extinguishment of debt......       --        --        --        --
                                                            -------   -------   -------   -------
          Net earnings....................................  $ 9,328   $ 6,244   $ 6,745   $ 6,722
                                                            =======   =======   =======   =======
Per share:
  Basic...................................................  $  0.29   $  0.20   $  0.21   $  0.22
                                                            =======   =======   =======   =======
  Diluted.................................................  $  0.28   $  0.20   $  0.21   $  0.22
                                                            =======   =======   =======   =======

                                                                            1999
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
Revenues..................................................  $21,043   $21,478   $20,772   $22,098
                                                            =======   =======   =======   =======
Earnings before minority interest, gain on sales of
  properties and extraordinary item.......................  $ 6,661   $ 6,445   $ 6,315   $ 7,267
Minority interest -- OP unitholders.......................     (170)     (254)     (147)     (112)
Gain on sales of properties...............................       --     2,483        --        --
                                                            -------   -------   -------   -------
Earnings before extraordinary item........................    6,491     8,674     6,168     7,155
Extraordinary item -- loss on extinguishment of debt......       --        --        --      (157)
                                                            -------   -------   -------   -------
          Net earnings....................................  $ 6,491   $ 8,674   $ 6,168   $ 6,998
                                                            =======   =======   =======   =======
Per share:
  Basic...................................................  $  0.20   $  0.26   $  0.19   $  0.21
                                                            =======   =======   =======   =======
  Diluted.................................................  $  0.20   $  0.26   $  0.19   $  0.21
                                                            =======   =======   =======   =======

                                                                    SCHEDULE III

                              IRT PROPERTY COMPANY

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT USEFUL LIVES)

                                                                                    GROSS                      ESTIMATED
                                                                    COSTS          AMOUNT       ACCUMULATED     USEFUL
                                                     INITIAL     CAPITALIZED      AT WHICH      DEPRECIATION    LIFE OF
                                           ENCUM-    COST TO    SUBSEQUENT TO    CARRIED AT       AT CLOSE     BUILDINGS
DESCRIPTION                               BRANCES    COMPANY     ACQUISITION    CLOSE OF YEAR     OF YEAR       (YEARS)
-----------                               --------   --------   -------------   -------------   ------------   ---------
Alafaya Commons
 Orlando, FL
   Land.................................  $     --   $ 5,526       $    --        $  5,526        $    --           40
   Buildings............................               4,724           362           5,086            511
Ambassador Row
 Lafayette, LA
   Land.................................        --     2,452            --           2,452             --           40
   Buildings............................               7,244           499           7,743          1,310
Ambassador Row Courtyards
 Lafayette, LA
   Land.................................        --     2,899            --           2,899             --           40
   Buildings............................               8,698         1,447          10,145          1,462
Asheville Plaza(1)
 Asheville, NC
   Land.................................        --        53            15              68             --           30
   Buildings............................                 336             2             338            167
Bay Pointe Plaza(1)
 St. Petersburg, FL
   Land.................................        --     3,250            --           3,250             --           40
   Buildings............................               3,138            31           3,169            165
Bluebonnet Village
 Baton Rouge, LA
   Land.................................        --     2,540            (5)          2,535             --           40
   Buildings............................               5,510           298           5,808            891
The Boulevard
 Lafayette, LA
   Land.................................        --       948            --             948             --           40
   Buildings............................               2,845           181           3,026            462
Centre Pointe Plaza(1)
 Smithfield, NC
   Land.................................        --       984            12             996             --           40
   Buildings............................               8,003           296           8,299          1,729
Chadwick Square(1)
 Hendersonville, NC
   Land.................................        --       277            --             277             --           40
   Buildings............................               1,180           894           2,074            332
Charlotte Square(1)
 Port Charlotte, FL
   Land.................................     4,064     2,114            --           2,114             --           40
   Buildings............................               3,892           354           4,246            259
Chastain Square
 Atlanta, GA
   Land.................................     4,173     1,689            --           1,689             --           40
   Buildings............................               5,069            96           5,165            398
Chelsea Place
 New Port Richey, FL
   Land.................................        --     1,388            --           1,388             --           40
   Buildings............................               5,550            56           5,606          1,047
Chestnut Square(1)
 Brevard, NC
   Land.................................        --       296            --             296             --           40
   Buildings............................               1,113           103           1,216            279


                                                DATE             YEAR
DESCRIPTION                                   ACQUIRED        COMPLETED
-----------                               ----------------   ------------
Alafaya Commons
 Orlando, FL
   Land.................................   November, 1996        1987
   Buildings............................
Ambassador Row
 Lafayette, LA
   Land.................................   December, 1994       1980 &
   Buildings............................                         1991
Ambassador Row Courtyards
 Lafayette, LA
   Land.................................   December, 1994       1986 &
   Buildings............................                         1991
Asheville Plaza(1)
 Asheville, NC
   Land.................................    April, 1986          1967
   Buildings............................
Bay Pointe Plaza(1)
 St. Petersburg, FL
   Land.................................   December, 1998        1998
   Buildings............................
Bluebonnet Village
 Baton Rouge, LA
   Land.................................   December, 1994        1983
   Buildings............................
The Boulevard
 Lafayette, LA
   Land.................................   December, 1994       1976 &
   Buildings............................                         1994
Centre Pointe Plaza(1)
 Smithfield, NC
   Land.................................  December, 1992 &      1989 &
   Buildings............................   December, 1993        1993
Chadwick Square(1)
 Hendersonville, NC
   Land.................................   January, 1992         1985
   Buildings............................
Charlotte Square(1)
 Port Charlotte, FL
   Land.................................    August, 1998         1998
   Buildings............................
Chastain Square
 Atlanta, GA
   Land.................................   December, 1997        1981
   Buildings............................
Chelsea Place
 New Port Richey, FL
   Land.................................     July, 1993          1992
   Buildings............................
Chestnut Square(1)
 Brevard, NC
   Land.................................   January, 1992         1985
   Buildings............................

                                                                                    GROSS                      ESTIMATED
                                                                    COSTS          AMOUNT       ACCUMULATED     USEFUL
                                                     INITIAL     CAPITALIZED      AT WHICH      DEPRECIATION    LIFE OF
                                           ENCUM-    COST TO    SUBSEQUENT TO    CARRIED AT       AT CLOSE     BUILDINGS
DESCRIPTION                               BRANCES    COMPANY     ACQUISITION    CLOSE OF YEAR     OF YEAR       (YEARS)
-----------                               --------   --------   -------------   -------------   ------------   ---------
Colony Square
 Fitzgerald, GA
   Land.................................        --       273            --             273             --           40
   Buildings............................               2,456           254           2,710          1,001
Commerce Crossing
 Commerce, GA
   Land.................................        --       380             1             381             --           40
   Buildings............................               4,090            87           4,177            844
Conway Crossing
 Orlando, FL
   Land.................................        --       337            78             415             --           28
   Buildings............................                 147           117             264            156
Country Club Plaza
 Slidell, LA
   Land.................................        --     1,069            --           1,069             --           40
   Buildings............................               3,010           153           3,163            545
Countryside Shops
 Cooper City, FL
   Land.................................        --     5,652            --           5,652             --           40
   Buildings............................              10,977           291          11,268          1,901
The Crossing
 Slidell, LA
   Land.................................        --     1,282            --           1,282             --           40
   Buildings............................               3,214           109           3,323            563
Daniel Village
 Augusta, GA
   Land.................................     4,561     2,633            --           2,633             --           40
   Buildings............................               9,612           107           9,719            691
Delchamps Plaza
 Pascagoula, MS
   Land.................................        --       359            --             359             --           40
   Buildings............................               4,130           109           4,239          1,371
Douglas Commons
 Douglasville, GA
   Land.................................     5,434     2,543             3           2,546             --           40
   Buildings............................               5,958           341           6,299          1,381
Eden Centre(1)
 Eden, NC
   Land.................................        --       626            --             626             --           40
   Buildings............................               2,901            35           2,936            456
Elmwood Oaks
 Harahan, LA
   Land.................................     7,500     4,559            --           4,559             --           40
   Buildings............................               6,560           118           6,678          1,522
Fairview Oaks
 Ellenwood, GA
   Land.................................     5,143       714            --             714             --           40
   Buildings............................               6,396            17           6,413            567
Forest Hills Centre(1)
 Wilson, NC
   Land.................................        --       870            (9)            861             --           40
   Buildings............................               4,121           708           4,829          1,181
Forrest Gallery(1)
 Tullahoma, TN
   Land.................................        --     2,137            11           2,148             --           40
   Buildings............................               9,978           798          10,776          2,354


                                                DATE             YEAR
DESCRIPTION                                   ACQUIRED        COMPLETED
-----------                               ----------------   ------------
Colony Square
 Fitzgerald, GA
   Land.................................   February, 1988        1987
   Buildings............................
Commerce Crossing
 Commerce, GA
   Land.................................   December, 1992        1988
   Buildings............................
Conway Crossing
 Orlando, FL
   Land.................................     June, 1979          1972
   Buildings............................
Country Club Plaza
 Slidell, LA
   Land.................................   January, 1995         1982
   Buildings............................
Countryside Shops
 Cooper City, FL
   Land.................................     June, 1994       1986, 1988
   Buildings............................                        & 1991
The Crossing
 Slidell, LA
   Land.................................   December, 1994       1988 &
   Buildings............................                         1993
Daniel Village
 Augusta, GA
   Land.................................    March, 1998          1998
   Buildings............................
Delchamps Plaza
 Pascagoula, MS
   Land.................................    April, 1988          1987
   Buildings............................
Douglas Commons
 Douglasville, GA
   Land.................................    August, 1992         1988
   Buildings............................
Eden Centre(1)
 Eden, NC
   Land.................................   November, 1994        1991
   Buildings............................
Elmwood Oaks
 Harahan, LA
   Land.................................   January, 1992         1989
   Buildings............................
Fairview Oaks
 Ellenwood, GA
   Land.................................     June, 1997          1997
   Buildings............................
Forest Hills Centre(1)
 Wilson, NC
   Land.................................    August, 1990        1990 &
   Buildings............................                         1995
Forrest Gallery(1)
 Tullahoma, TN
   Land.................................   December, 1992        1987
   Buildings............................

                                                                                    GROSS                      ESTIMATED
                                                                    COSTS          AMOUNT       ACCUMULATED     USEFUL
                                                     INITIAL     CAPITALIZED      AT WHICH      DEPRECIATION    LIFE OF
                                           ENCUM-    COST TO    SUBSEQUENT TO    CARRIED AT       AT CLOSE     BUILDINGS
DESCRIPTION                               BRANCES    COMPANY     ACQUISITION    CLOSE OF YEAR     OF YEAR       (YEARS)
-----------                               --------   --------   -------------   -------------   ------------   ---------
Ft. Walton Beach Plaza
 Ft. Walton Beach, FL
   Land.................................        --       788            --             788             --           30
   Buildings............................               1,860            29           1,889            922
The Galleria(1)
 Wrightsville Beach, NC
   Land.................................        --     1,070            --           1,070             --           40
   Buildings............................               6,139         1,320           7,459          2,388
Grassland Crossing
 Alpharetta, GA
   Land.................................     6,389     1,075            --           1,075             --           40
   Buildings............................               8,832           250           9,082            942
Greenwood
 Palm Springs, FL
   Land.................................        --     4,129            --           4,129             --           40
   Buildings............................               8,954           279           9,233            816
Gulf Gate Plaza
 Naples, FL
   Land.................................        --       278            --             278             --           28
   Buildings............................               1,858         2,517           4,375          3,290
Heritage Walk
 Milledgeville, GA
   Land.................................        --       810            --             810             --           40
   Buildings............................               7,944            98           8,042          1,518
Lancaster Plaza
 Lancaster, SC
   Land.................................        --       121            --             121             --           30
   Buildings............................                 744           592           1,336            744
Lancaster Shopping Center
 Lancaster, SC
   Land.................................        --       338            --             338             --           30
   Buildings............................               1,228            77           1,305            572
Lawrence Commons(1)
 Lawrenceburg, TN
   Land.................................        --       816            --             816             --           40
   Buildings............................               2,729            63           2,792            616
Lexington Shopping Center
 Lexington, VA
   Land.................................        --       312            --             312             --           30
   Buildings............................               1,639           650           2,289            947
Mableton Crossing
 Mableton, GA
   Land.................................     4,405     2,781            --           2,781             --           40
   Buildings............................               5,389             7           5,396            342
Macland Pointe
 Marietta, GA
   Land.................................        --     1,252           (12)          1,240             --           40
   Buildings............................               4,317           631           4,948            993
Madison Centre
 Madison, AL
   Land.................................     4,173     2,772            --           2,772             --           40
   Buildings............................               3,046            --           3,046            258
Market Place
 Norcross, GA
   Land.................................        --     3,820            --           3,820             --           40
   Buildings............................               3,254           446           3,700            387


                                                DATE             YEAR
DESCRIPTION                                   ACQUIRED        COMPLETED
-----------                               ----------------   ------------
Ft. Walton Beach Plaza
 Ft. Walton Beach, FL
   Land.................................     July, 1986          1986
   Buildings............................
The Galleria(1)
 Wrightsville Beach, NC
   Land.................................    August, 1986      1986, 1990
   Buildings............................  & December, 1987      & 1996
Grassland Crossing
 Alpharetta, GA
   Land.................................   February, 1997        1996
   Buildings............................
Greenwood
 Palm Springs, FL
   Land.................................     July, 1997         1982 &
   Buildings............................                         1994
Gulf Gate Plaza
 Naples, FL
   Land.................................     June, 1979         1969 &
   Buildings............................                         1974
Heritage Walk
 Milledgeville, GA
   Land.................................     June, 1993         1991 &
   Buildings............................                         1992
Lancaster Plaza
 Lancaster, SC
   Land.................................    April, 1986          1971
   Buildings............................
Lancaster Shopping Center
 Lancaster, SC
   Land.................................   August, 1986 &       1963 &
   Buildings............................   December, 1987        1987
Lawrence Commons(1)
 Lawrenceburg, TN
   Land.................................    August, 1992         1987
   Buildings............................
Lexington Shopping Center
 Lexington, VA
   Land.................................    June, 1988 &        1981 &
   Buildings............................     June, 1989          1989
Mableton Crossing
 Mableton, GA
   Land.................................     June, 1998          1998
   Buildings............................
Macland Pointe
 Marietta, GA
   Land.................................   January, 1993        1992 &
   Buildings............................                         1993
Madison Centre
 Madison, AL
   Land.................................    August, 1997         1997
   Buildings............................
Market Place
 Norcross, GA
   Land.................................    April, 1997          1976
   Buildings............................

                                                                                    GROSS                      ESTIMATED
                                                                    COSTS          AMOUNT       ACCUMULATED     USEFUL
                                                     INITIAL     CAPITALIZED      AT WHICH      DEPRECIATION    LIFE OF
                                           ENCUM-    COST TO    SUBSEQUENT TO    CARRIED AT       AT CLOSE     BUILDINGS
DESCRIPTION                               BRANCES    COMPANY     ACQUISITION    CLOSE OF YEAR     OF YEAR       (YEARS)
-----------                               --------   --------   -------------   -------------   ------------   ---------
McAlpin Square
 Savannah, GA
   Land.................................        --        --            --              --             --           40
   Buildings............................               6,152         1,022           7,174            510
Millervillage
 Baton Rouge, LA
   Land.................................        --     1,927            --           1,927             --           40
   Buildings............................               5,662           130           5,792            925
New Smyrna Beach Regional
 New Smyrna Beach, FL
   Land.................................        --     3,704             7           3,711             --           40
   Buildings............................               6,401           383           6,784          1,639
North River Village
 Ellenton, FL
   Land.................................        --     2,949            --           2,949             --           40
   Buildings............................               7,161           106           7,267          1,411
North Village Center
 North Myrtle Beach, SC
   Land.................................     2,058       483            --             483             --           37
   Buildings............................               2,785            98           2,883            942
Old Kings Commons
 Palm Coast, FL
   Land.................................        --     1,491            --           1,491             --           40
   Buildings............................               4,474           197           4,671          1,568
Parkmore Plaza
 Milton, FL
   Land.................................        --     1,799             8           1,807             --           40
   Buildings............................               6,454           170           6,624          1,370
Paulding Commons
 Dallas, GA
   Land.................................     7,084     2,312             3           2,315             --           40
   Buildings............................              10,607           228          10,835          2,328
Pensacola Plaza
 Pensacola, FL
   Land.................................        --       131            --             131             --           30
   Buildings............................               2,392           169           2,561          1,292
Pine Ridge Square(1)
 Coral Springs, FL
   Land.................................        --     2,909            --           2,909             --           40
   Buildings............................               8,727            --           8,727             --
Pinhook Plaza
 Lafayette, LA
   Land.................................        --     2,768            --           2,768             --           40
   Buildings............................               8,304           475           8,779          1,331
Plaza Acadienne
 Eunice, LA
   Land.................................        --        --            --              --             --           40
   Buildings............................               2,918           135           3,053            484
Plaza North(1)
 Hendersonville, NC
   Land.................................        --       658            --             658             --           40
   Buildings............................               1,796            65           1,861            393
Powers Ferry Plaza
 Marietta, GA
   Land.................................        --     1,725            (9)          1,716             --           40
   Buildings............................               5,785           513           6,298            549


                                                DATE             YEAR
DESCRIPTION                                   ACQUIRED        COMPLETED
-----------                               ----------------   ------------
McAlpin Square
 Savannah, GA
   Land.................................   December, 1997        1979
   Buildings............................
Millervillage
 Baton Rouge, LA
   Land.................................   December, 1994       1983 &
   Buildings............................                         1992
New Smyrna Beach Regional
 New Smyrna Beach, FL
   Land.................................    August, 1992         1987
   Buildings............................
North River Village
 Ellenton, FL
   Land.................................  December, 1992 &      1988 &
   Buildings............................   December, 1993        1993
North Village Center
 North Myrtle Beach, SC
   Land.................................    August, 1986         1984
   Buildings............................
Old Kings Commons
 Palm Coast, FL
   Land.................................     May, 1988           1988
   Buildings............................
Parkmore Plaza
 Milton, FL
   Land.................................   December, 1992       1986 &
   Buildings............................                         1992
Paulding Commons
 Dallas, GA
   Land.................................    August, 1992         1991
   Buildings............................
Pensacola Plaza
 Pensacola, FL
   Land.................................     July, 1986          1985
   Buildings............................
Pine Ridge Square(1)
 Coral Springs, FL
   Land.................................   December, 2000        1986
   Buildings............................
Pinhook Plaza
 Lafayette, LA
   Land.................................   December, 1994       1979 &
   Buildings............................                         1992
Plaza Acadienne
 Eunice, LA
   Land.................................   December, 1994        1980
   Buildings............................
Plaza North(1)
 Hendersonville, NC
   Land.................................    August, 1992         1986
   Buildings............................
Powers Ferry Plaza
 Marietta, GA
   Land.................................     May, 1997          1979 &
   Buildings............................                         1983

                                                                                    GROSS                      ESTIMATED
                                                                    COSTS          AMOUNT       ACCUMULATED     USEFUL
                                                     INITIAL     CAPITALIZED      AT WHICH      DEPRECIATION    LIFE OF
                                           ENCUM-    COST TO    SUBSEQUENT TO    CARRIED AT       AT CLOSE     BUILDINGS
DESCRIPTION                               BRANCES    COMPANY     ACQUISITION    CLOSE OF YEAR     OF YEAR       (YEARS)
-----------                               --------   --------   -------------   -------------   ------------   ---------
Providence Square(1)
 Charlotte, NC
   Land.................................        --       450            --             450             --           35
   Buildings............................               1,896         2,367           4,263          3,342
Riverside Square(1)
 Coral Springs, FL
   Land.................................     8,611     5,893            --           5,893             --           40
   Buildings............................               7,131           200           7,331            461
Riverview Shopping Center(1)
 Durham, NC
   Land.................................        --       400            --             400             --           35
   Buildings............................               1,823         4,617           6,440          2,894
Salisbury Marketplace(1)
 Salisbury, NC
   Land.................................        --       734            --             734             --           40
   Buildings............................               3,878            57           3,935            436
Scottsville Square
 Bowling Green, KY
   Land.................................        --       653             1             654             --           20
   Buildings............................               1,782           168           1,950            674
Seven Hills
 Spring Hill, FL
   Land.................................        --     1,903            --           1,903             --           40
   Buildings............................               2,977            41           3,018            584
Shelby Plaza(1)
 Shelby, NC
   Land.................................        --        --            --              --             --           21
   Buildings............................                 937           793           1,730            990
Sherwood South
 Baton Rouge, LA
   Land.................................        --       496            --             496             --           40
   Buildings............................               1,489           476           1,965            352
Shoppes at Lago Mar
 Miami, FL
   Land.................................     5,543     3,170            --           3,170             --           40
   Buildings............................               6,746             3           6,749            307
Shoppes of Silverlakes
 Pembroke Pines, FL
   Land.................................     3,179     4,043            --           4,043             --           40
   Buildings............................              12,826           169          12,995          1,017
Siegen Village
 Baton Rouge, LA
   Land.................................     4,609     2,375          (325)          2,050             --           40
   Buildings............................               6,952           695           7,647            967
Smyrna Village(1)
 Smyrna, TN
   Land.................................        --       968            21             989             --           40
   Buildings............................               4,744           181           4,925          1,053
Smyth Valley Crossing
 Marion, VA
   Land.................................        --     1,693             7           1,700             --           40
   Buildings............................               5,231           182           5,413          1,164
South Beach Regional
 Jacksonville Beach, FL
   Land.................................        --     3,958            20           3,978             --           40
   Buildings............................              17,130         1,536          18,666          4,025


                                                DATE             YEAR
DESCRIPTION                                   ACQUIRED        COMPLETED
-----------                               ----------------   ------------
Providence Square(1)
 Charlotte, NC
   Land.................................   December, 1971        1973
   Buildings............................
Riverside Square(1)
 Coral Springs, FL
   Land.................................    August, 1998         1998
   Buildings............................
Riverview Shopping Center(1)
 Durham, NC
   Land.................................    March, 1972         1973 &
   Buildings............................                         1994
Salisbury Marketplace(1)
 Salisbury, NC
   Land.................................    August, 1996         1987
   Buildings............................
Scottsville Square
 Bowling Green, KY
   Land.................................    August, 1992         1986
   Buildings............................
Seven Hills
 Spring Hill, FL
   Land.................................     July, 1993          1991
   Buildings............................
Shelby Plaza(1)
 Shelby, NC
   Land.................................    April, 1986          1972
   Buildings............................
Sherwood South
 Baton Rouge, LA
   Land.................................   December, 1994     1972, 1988
   Buildings............................                        & 1992
Shoppes at Lago Mar
 Miami, FL
   Land.................................   February, 1999        1995
   Buildings............................
Shoppes of Silverlakes
 Pembroke Pines, FL
   Land.................................   November, 1997       1995 &
   Buildings............................                         1996
Siegen Village
 Baton Rouge, LA
   Land.................................   December, 1994       1988 &
   Buildings............................                         1996
Smyrna Village(1)
 Smyrna, TN
   Land.................................    August, 1992         1992
   Buildings............................
Smyth Valley Crossing
 Marion, VA
   Land.................................   December, 1992        1989
   Buildings............................
South Beach Regional
 Jacksonville Beach, FL
   Land.................................    August, 1992        1990 &
   Buildings............................                         1991

                                                                                    GROSS                      ESTIMATED
                                                                    COSTS          AMOUNT       ACCUMULATED     USEFUL
                                                     INITIAL     CAPITALIZED      AT WHICH      DEPRECIATION    LIFE OF
                                           ENCUM-    COST TO    SUBSEQUENT TO    CARRIED AT       AT CLOSE     BUILDINGS
DESCRIPTION                               BRANCES    COMPANY     ACQUISITION    CLOSE OF YEAR     OF YEAR       (YEARS)
-----------                               --------   --------   -------------   -------------   ------------   ---------
Spalding Village
 Griffin, GA
   Land.................................    11,319     2,814             3           2,817             --           40
   Buildings............................              12,470           225          12,695          2,747
Spring Valley
 Columbia, SC
   Land.................................        --     1,382            --           1,382             --           40
   Buildings............................               4,722            55           4,777            335
Stadium Plaza
 Phenix City, AL
   Land.................................        --     1,829             2           1,831             --           40
   Buildings............................               2,614            96           2,710            583
Stanley Market Place(1)
 Stanley, NC
   Land.................................        --       198            --             198             --           35
   Buildings............................               1,603            66           1,669            391
Tamarac Town Square(1)
 Tamarac, FL
   Land.................................     6,877     4,637            --           4,637             --           40
   Buildings............................               6,015           817           6,832            409
Tarpon Heights
 Galliano, LA
   Land.................................        --       706            --             706             --           40
   Buildings............................               2,117            15           2,132            325
Thomasville Commons
 Thomasville, NC
   Land.................................     5,289       963            --             963             --           40
   Buildings............................               6,183            96           6,279          1,351
Town & Country
 Kissimmee, FL
   Land.................................     2,090     1,065            --           1,065             --           40
   Buildings............................               3,200            23           3,223            244
Treasure Coast(1)
 Vero Beach, FL
   Land.................................     5,500     2,471            --           2,471             --           40
   Buildings............................               8,622           234           8,856            553
Venice Plaza
 Venice, FL
   Land.................................        --       333            --             333             --           27
   Buildings............................               1,973         1,238           3,211          2,104
Village at Northshore
 Slidell, LA
   Land.................................     4,869     2,066            --           2,066             --           40
   Buildings............................               6,197            89           6,286            969
Walton Plaza
 Augusta, GA
   Land.................................        --       598            --             598             --           40
   Buildings............................               2,561             2           2,563            299
Waterlick Plaza
 Lynchburg, VA
   Land.................................        --     1,071            --           1,071             --           40
   Buildings............................               5,091           293           5,384          1,575
Watson Central
 Warner Robins, GA
   Land.................................        --     1,646            12           1,658             --           40
   Buildings............................              11,317           182          11,499          2,294


                                                DATE             YEAR
DESCRIPTION                                   ACQUIRED        COMPLETED
-----------                               ----------------   ------------
Spalding Village
 Griffin, GA
   Land.................................    August, 1992         1989
   Buildings............................
Spring Valley
 Columbia, SC
   Land.................................    March, 1998          1998
   Buildings............................
Stadium Plaza
 Phenix City, AL
   Land.................................    August, 1992         1988
   Buildings............................
Stanley Market Place(1)
 Stanley, NC
   Land.................................   January, 1992        1980 &
   Buildings............................                         1991
Tamarac Town Square(1)
 Tamarac, FL
   Land.................................    August, 1998         1998
   Buildings............................
Tarpon Heights
 Galliano, LA
   Land.................................   January, 1995         1982
   Buildings............................
Thomasville Commons
 Thomasville, NC
   Land.................................    August, 1992         1991
   Buildings............................
Town & Country
 Kissimmee, FL
   Land.................................   January, 1998         1998
   Buildings............................
Treasure Coast(1)
 Vero Beach, FL
   Land.................................     May, 1998           1998
   Buildings............................
Venice Plaza
 Venice, FL
   Land.................................     June, 1979         1971 &
   Buildings............................                         1979
Village at Northshore
 Slidell, LA
   Land.................................   December, 1994       1988 &
   Buildings............................                         1993
Walton Plaza
 Augusta, GA
   Land.................................    August, 1998         1991
   Buildings............................
Waterlick Plaza
 Lynchburg, VA
   Land.................................   October, 1989        1973 &
   Buildings............................                         1988
Watson Central
 Warner Robins, GA
   Land.................................  December, 1992 &      1989 &
   Buildings............................   October, 1993         1993

                                                                                    GROSS                      ESTIMATED
                                                                    COSTS          AMOUNT       ACCUMULATED     USEFUL
                                                     INITIAL     CAPITALIZED      AT WHICH      DEPRECIATION    LIFE OF
                                           ENCUM-    COST TO    SUBSEQUENT TO    CARRIED AT       AT CLOSE     BUILDINGS
DESCRIPTION                               BRANCES    COMPANY     ACQUISITION    CLOSE OF YEAR     OF YEAR       (YEARS)
-----------                               --------   --------   -------------   -------------   ------------   ---------
Wesley Chapel Crossing
 Decatur, GA
   Land.................................     3,639      3,829            9           3,838             --           40
   Buildings............................                7,032          272           7,304          1,488
West Gate Plaza
 Mobile, AL
   Land.................................        --        475           --             475             --           25
   Buildings............................                3,782          593           4,375          1,530
West Towne Square
 Rome, GA
   Land.................................        --        325           --             325             --           40
   Buildings............................                5,581          376           5,957          1,647
Williamsburg at Dunwoody(1)
 Dunwoody, GA
   Land.................................        --      1,638           --           1,638             --           40
   Buildings............................                3,964           32           3,996            181
Willowdaile Shopping Center(1)
 Durham, NC
   Land.................................        --        937         (178)            759             --           40
   Buildings............................                7,352          985           8,337          2,762
Industrial Buildings
 Charlotte, NC -- Industrial
   Land.................................        --        143          176             319             --           14
   Buildings............................                2,170        1,351           3,521          3,108
Lawrence County Shopping Center
 Sybene, OH
   Land.................................        --        436           --             436             --
Grand Marche Shopping Center
 Lafayette, LA
   Land.................................        --        250           --             250             --
                                          --------   --------      -------        --------        -------
                                          $116,509   $596,127      $36,889        $633,016        $96,183
                                          ========   ========      =======        ========        =======


                                                DATE             YEAR
DESCRIPTION                                   ACQUIRED        COMPLETED
-----------                               ----------------   ------------
Wesley Chapel Crossing
 Decatur, GA
   Land.................................   December, 1992        1989
   Buildings............................
West Gate Plaza
 Mobile, AL
   Land.................................    June, 1974 &        1974 &
   Buildings............................   January, 1985         1995
West Towne Square
 Rome, GA
   Land.................................    March, 1990          1988
   Buildings............................
Williamsburg at Dunwoody(1)
 Dunwoody, GA
   Land.................................     March 1999          1983
   Buildings............................
Willowdaile Shopping Center(1)
 Durham, NC
   Land.................................   August, 1986 &
   Buildings............................   December, 1987        1986
Industrial Buildings
 Charlotte, NC -- Industrial
   Land.................................     June, 1979         1956 &
   Buildings............................                         1963
Lawrence County Shopping Center
 Sybene, OH
   Land.................................     May, 1971           1971
Grand Marche Shopping Center
 Lafayette, LA
   Land.................................  September, 1972        1969

(1) Ownership through IRT Partners, L.P.

     NOTE: Real estate activity is summarized as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
RENTAL PROPERTIES:
Cost:
  Balance at beginning of year..............................  $630,005   $622,117   $537,160
  Acquisitions and improvements.............................    19,613     20,456     90,036
  Retirements...............................................        --         --         --
  Reduction in carrying value...............................        --         --         --
                                                              --------   --------   --------
                                                               649,618    642,573    627,196
  Cost of properties sold...................................   (16,602)   (12,568)    (5,079)
                                                              --------   --------   --------
          Balance at end of year............................  $633,016   $630,005   $622,117
                                                              ========   ========   ========
Accumulated depreciation:
  Balance at beginning of year..............................  $ 86,170   $ 74,943   $ 62,527
  Depreciation..............................................    14,368     13,869     12,925
  Retirements...............................................        --         --         --
                                                              --------   --------   --------
                                                               100,538     88,812     75,452
  Accumulated depreciation related to rental properties
     sold...................................................    (4,355)    (2,642)      (509)
                                                              --------   --------   --------
          Balance at end of year............................  $ 96,183   $ 86,170   $ 74,943
                                                              ========   ========   ========

                                                                     SCHEDULE IV

                              IRT PROPERTY COMPANY

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                                                    FACE
                                                                                                                   AMOUNT
                                                                                         FINAL       PERIODIC   AND CARRYING
                                       TYPE OF           TYPE OF        INTEREST       MATURITY      PAYMENT     AMOUNT OF
LOCATION OF PROPERTY                    LOAN            PROPERTY          RATE           DATE         TERMS      MORTGAGES
--------------------               ---------------   ---------------   -----------   -------------   --------   ------------
Lauderdale Lakes, FL.............   First Mortgage    Condominiums       10.00%        May, 2009      (1)          $   82
Atlanta, GA......................   First Mortgage   Shopping Center   Variable(2)    July, 2001      (3)           3,516
Cherokee County, GA..............   First Mortgage   Shopping Center   Variable(2)   October, 2002    (3)             727
Nashville, TN....................   First Mortgage    Condominiums     8.63%-2.38%     2006-2007      (1)              19
                                     Participation
                                                                                                                   ------
                                                                                                                    4,344
Less interest discounts and negative goodwill................................................................         (31)
                                                                                                                   ------
                                                                                                                   $4,313
                                                                                                                   ======

NOTES:

(1) Monthly payments include principal and interest.
(2) The interest rates are based upon the one month LIBOR rate two days prior to month end, plus a premium established in the respective note agreement.
(3) Interest is payable monthly. Entire principal balance is payable on the maturity date.

     Mortgage loan activity is summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              2000     1999      1998
                                                             ------   -------   -------
Balance at beginning of year...............................  $   92   $ 1,097   $ 9,321
New mortgage loans.........................................   4,507       365        --
Amortization of interest discounts and negative goodwill...       6         4       160
Collections of principal...................................    (292)   (1,374)   (8,384)
                                                             ------   -------   -------
Balance at end of year.....................................  $4,313   $    92   $ 1,097
                                                             ======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information called for by Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Shareholders of the Company, to be filed pursuant to Regulation 14A, pursuant to General Instruction G(3) to the Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES.

     Included in Part II of this Report are the following:

        Report of Independent Public Accountants

        Consolidated Balance Sheets at December 31, 2000 and 1999

        Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

        Schedule III -- Real Estate and Accumulated Depreciation

        Schedule IV -- Mortgage Loans on Real Estate

  EXHIBITS

  3.1     --   The Company's Amended and Restated Articles of Incorporation
               were filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which is incorporated by reference herein.
  3.1.1   --   Articles of Amendment to the Amended and Restated Articles
               of Incorporation were filed as an exhibit to the Company's
               Current Report on Form 8-K dated June 9, 1999, which is
               incorporated by reference herein.
  3.2     --   The Company's By-Laws, as amended, were filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1995, which is incorporated by
               reference herein.
  3.2.1   --   Amendments to By-laws of IRT Property Company filed as
               Exhibit 3.1 to the Company's report on Form 8-K dated August
               21, 1998, which is incorporated by reference herein.
  3.2.2   --   Amendment to the By-laws of IRT Property Company filed as an exhibit to the Company's Registration Statement on Form S-3
               (333-53638) dated January 12, 2001, which is incorporated by reference herein.
  4.1     --   The Indenture dated August 15, 1993 between the Company and
               Trust Company Bank, as Trustee, relating to the 7.3%
               Convertible Subordinated Debentures due August 15, 2003 was
               filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, which is incorporated by reference herein.
  4.2     --   The form of 7.3% Convertible Subordinated Debenture was
               included in 4.1 above.
  4.3     --   The Indentures dated as of November 9, 1995 between the
               Company and SunTrust Bank, Atlanta, Georgia, as Trustee,
               relating to Senior Debt Securities and Subordinated Debt
               Securities were filed as an exhibit to the Company's Form
               10-K for the year ended December 31, 1995, which is
               incorporated by reference herein.
  4.4     --   First Supplemental Indenture dated as of March 26, 1996
               between IRT Property Company and SunTrust Bank, Atlanta,
               Georgia, as Trustee, was filed as an exhibit to the
               Company's Form 8-K dated March 26, 1996, which is
               incorporated by reference herein.
  4.5     --   Supplemental Indenture No. 2, dated August 15, 1997, between
               IRT Property Company and SunTrust Bank, Atlanta, Georgia, as
               Trustee, was filed as an exhibit to the Company's Form 8-K dated August 15, 1997, which is incorporated by reference
               herein.

  4.6     --   Supplemental Indenture No. 3, dated September 9, 1998,
               between IRT Property Company and SunTrust Bank, Atlanta,
               Georgia, as Trustee, was filed as an exhibit to the
               Company's Form 8-K dated September 15, 1998, which is
               incorporated by reference herein.
  4.7     --   The Indenture, dated as of September 9, 1998, between the
               Company and SunTrust Bank, Atlanta, Georgia, as Trustee,
               relating to Senior Debt Securities was filed as an exhibit to the Company's Form 8-K dated September 15, 1998, which is incorporated by reference herein.
  4.8     --   The Indenture, dated as of September 9, 1998, between the
               Company and SunTrust Bank, Atlanta, Georgia, as Trustee,
               relating to Subordinated Debt Securities was filed as an
               exhibit to the Company's Form 8-K dated September 15, 1998, which is incorporated by reference herein.
  4.9     --   Supplemental Indenture No. 1, dated September 9, 1998,
               between the Company, IRT Partners, L.P. and SunTrust Bank,
               Atlanta, Georgia, as Trustee, to the Indenture dated
               September 9, 1998, relating to Senior Debt Securities, was filed as an exhibit to the Company's Form 8-K dated
               September 15, 1998, which is incorporated by reference
               herein.
  4.10    --   IRT Property Company Stock Certificate Legend Regarding
               Shareholder Rights Agreement which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1999, which is incorporated by
               reference herein.
  4.11    --   Supplemental Indenture No. 2, dated as of November 1, 1999, among IRT Property Company, an issuer, IRT Capital
               Corporation II, IRT Management Company, IRT Alabama, Inc.,
               and IRT Partners L.P., as guarantors, and SunTrust Bank,
               Atlanta, Georgia, as trustee (Registration Statement No.
               333-48571), incorporated by reference to Exhibit No. 4.5 of the Company's report on Form 8-K dated November 12, 1999.
  4.12    --   Supplemental Indenture No. 4, dated as of November 1, 1999, among IRT Property Company, an issuer, IRT Capital
               Corporation II, IRT Management Company, IRT Alabama, Inc.,
               and IRT Partners L.P., as guarantors, and SunTrust Bank,
               Atlanta, Georgia, as trustee (Registration Statement No.
               333-48571), incorporated by reference to Exhibit No. 4.7 of the Company's report on Form 8-K dated November 12, 1999.
 10.1     --   The Company's 1989 Stock Option Plan was filed as an exhibit to the Company's Form 8-K dated March 22, 1989, which is
               incorporated by reference herein.
 10.2     --   Amendment No. 1 to the Company's 1989 Stock Option Plan was
               filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993, which is incorporated by reference herein.
 10.3     --   The Company's Key Employee Stock Option Plan was filed as an exhibit to the Company's Registration Statement on Form S-2
               (No. 2-88716) dated January 4, 1984, which is incorporated by reference herein.
 10.4     --   IRT Property Company Long-Term Incentive Plan was filed in the Company's Definitive Proxy Statement dated May 22, 1998, which is incorporated by reference herein.
 10.5     --   The Company's Deferred Compensation Plan for Outside
               Directors dated December 22, 1995 was filed as an exhibit to the Company's Form 10-K for the year ended December 31,
               1995, which is incorporated by reference herein.
 10.6     --   Amended and Restated Employment Agreement between the
               Company and Thomas H. McAuley dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by
               reference herein.
 10.7     --   Change in Control Employment Agreement between the Company and W. Benjamin Jones III dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997, which is incorporated by reference herein.
 10.8     --   Change in Control Employment Agreement between the Company and Robert E. Mitzel dated as of November 11, 1997 was filed as an exhibit to the Company's Form 10-K for the year ended
               December 31, 1997, which is incorporated by reference
               herein.

 10.9     --   Agreement of Limited Partnership of IRT Partners L.P., and
               Amendment No. 1 was filed as an exhibit to the Company's
               report on Form 8-K dated September 15, 1998, which is
               incorporated by reference herein.
 10.10    --   Loan Agreement dated February 25, 1999 between IRT Property
               Company, IRT Alabama, Inc. and General Electric Capital
               Assurance Company which was filed as an exhibit to the
               Company's Form 10-K for the year ended December 31, 1998.
 10.11    --   Secured Promissory Note from W. Benjamin Jones III to IRT
               Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1998, which is incorporated by
               reference herein.
 10.12    --   Pledge Agreement by and between W. Benjamin Jones III and
               IRT Property Company dated June 18, 1998 was filed as an
               exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated by
               reference herein.
 10.13    --   Restricted Stock Award Agreement by and between W. Benjamin
               Jones III and IRT Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1998, which is
               incorporated by reference herein.
 10.14    --   Secured Promissory Note from Robert E. Mitzel to IRT
               Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1998, which is incorporated by
               reference herein.
 10.15    --   Pledge Agreement by and between Robert E. Mitzel and IRT
               Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1998, which is incorporated by
               reference herein.
 10.16    --   Restricted Stock Award Agreement by and between Robert E.
               Mitzel and IRT Property Company dated June 18, 1998 was
               filed as an exhibit to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1998, which is
               incorporated by reference herein.
 10.17    --   Secured Promissory Note from Thomas H. McAuley to IRT
               Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1998, which is incorporated by
               reference herein.
 10.18    --   Pledge Agreement by and between Thomas H. McAuley and IRT
               Property Company dated June 18, 1998 was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1998, which is incorporated by
               reference herein.
 10.19    --   Restricted Stock Award Agreement by and between Thomas H.
               McAuley and IRT Property Company dated June 18, 1998 was
               filed as an exhibit to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1998, which is
               incorporated by reference herein.
 10.20    --   $100,000,000 Credit Agreement dated as of November 1, 1999, among the Company, Wachovia Bank, N.A., First Union National
               Bank, Wachovia Securities, Inc., AmSouth Bank, SouthTrust
               Bank, N.A., and SunTrust Bank, Atlanta incorporated by
               reference to Exhibit No. 10.12 of the Company's report on
               Form 8-K dated November 12, 1999.
 10.21    --   $5,000,000 Revolving Loan Credit Agreement dated as of
               November 1, 1999, among the Company and Wachovia Bank, N.A., incorporated by reference to Exhibit No. 10.13 of the
               Company's report on Form 8-K dated November 12, 1999.
 10.22    --   Change in Control Agreement between the Company and James G.
               Levy dated as of August 1, 1999 which was filed as an
               exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which is incorporated by reference herein.
 10.23    --   Change in Control Agreement between the Company and Daniel
               F. Lovett dated August 1, 1999 which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, which is incorporated by reference herein.

 10.24    --   First Amendment to the Restricted Stock Award Agreement and
               Pledge Agreement and Secured Promissory Note between Thomas
               H. McAuley and IRT Property Company dated December 17, 1999 which was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, which is incorporated by reference herein.
 10.25    --   First Amendment to the Restricted Stock Award Agreement and
               Pledge Agreement and Secured Promissory Note between W.
               Benjamin Jones III and IRT Property Company dated December
               17, 1999 which was filed as an exhibit to the Company's Form
               10-K for the year ended December 31, 1999, which is
               incorporated by reference herein.
 10.26    --   First Amendment to the Restricted Stock Award Agreement and
               Pledge Agreement and Secured Promissory Note between Robert
               E. Mitzel and IRT Property Company dated December 17, 1999 which was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, which is incorporated by reference herein.
 10.27    --   Restricted Stock Award Agreement between James G. Levy and
               IRT Property Company dated January 7, 2000 which was filed as an exhibit to the Company's Form 10-K for the year ended
               December 31, 1999, which is incorporated by reference
               herein.
 10.28    --   Restricted Stock Award Agreement between Kip R. Marshall and
               IRT Property Company dated January 7, 2000 which was filed as an exhibit to the Company's Form 10-K for the year ended
               December 31, 1999, which is incorporated by reference
               herein.
 10.29    --   Restricted Stock Award Agreement between Daniel F. Lovett
               and IRT Property Company dated January 7, 2000 which was
               filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, which is incorporated by reference herein.
 10.30    --   Restricted Stock Award Agreement between E. Thornton
               Anderson and IRT Property Company dated January 7, 2000
               which was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, which is incorporated by reference herein.
 10.31    --   Change in Control Agreement between E. Thornton Anderson and
               IRT Property Company dated January 1, 2000 which was filed as an exhibit to the Company's Form 10-K for the year ended
               December 31, 1999, which is incorporated by reference
               herein.
 11       --   Computation of Per Share Earnings.
 12       --   Ratio of Earnings to Fixed Charges.
 21       --   Company Subsidiaries.
 23       --   Consent of Arthur Andersen LLP to the incorporation of their report included in this Form 10-K in the Company's
               previously filed Registration Statements File Nos. 33-65604,
               33-66780, 33-59938, 33-64628, 33-64741, 33-63523, 333-38847,
               333-62435, 333-38847, 333-48571 and 333-53638.
 99.1     --   Audited Financial statements of IRT Partners L.P. as of and for the year ended December 31, 2000 and 1999 and the period from inception (July 15, 1998) through December 31, 1999.
 99.2     --   Audited Financial statements of IRT Capital Corporation II as of and for the year ended December 31, 2000 and the
               period from inception (May 24, 1999) through December 31,
               1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2001

                                          IRT PROPERTY COMPANY

                                          By:     /s/ THOMAS H. MCAULEY
                                            ------------------------------------
                                                     Thomas H. McAuley
                                            President, Chief Executive Officer,
                                              Chairman of the Board & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                /s/ THOMAS H. MCAULEY                  President, Chief Executive       March 21, 2001
-----------------------------------------------------    Officer, Chairman of the
                  Thomas H. McAuley                      Board & Director

                  /s/ JAMES G. LEVY                    Executive Vice-President &       March 21, 2001
-----------------------------------------------------    Chief Financial Officer
                    James G. Levy

                /s/ PATRICK L. FLINN                   Director                         March 21, 2001
-----------------------------------------------------
                  Patrick L. Flinn

               /s/ HOMER B. GIBBS, JR.                 Director                         March 21, 2001
-----------------------------------------------------
                 Homer B. Gibbs, Jr.

               /s/ SAMUEL W. KENDRICK                  Director                         March 21, 2001
-----------------------------------------------------
                 Samuel W. Kendrick

                /s/ BRUCE A. MORRICE                   Director                         March 21, 2001
-----------------------------------------------------
                  Bruce A. Morrice

               /s/ THOMAS P. D'ARCY                    Director                         March 21, 2001
-----------------------------------------------------
                   Thomas P. D'Arcy