Form 10-Q
period 2001-03-31
IRT PROPERTY CO
filed 2001-05-15
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001
                                                ---------------

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

                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                          58-1366611
---------------------------------                       -------------------
   (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                       Identification No.)

   200 Galleria Parkway, Suite 1400
          Atlanta, Georgia                                     30339
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (770) 955-4406
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at May 14, 2001
---------------------------                       ---------------------------
Common Stock, $1 Par Value                              30,329,570 Shares

CERTAIN INFORMATION CONTAINED IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. READERS OF THIS REPORT SHOULD BE AWARE THAT THERE ARE VARIOUS FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE HEREIN. THIS INFORMATION IS FURTHER QUALIFIED BY THE SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS AND THE INFORMATION IN THE SECTION ENTITLED "RISK FACTORS" CONTAINED IN THE IRT PROPERTY COMPANY ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, WHICH ARE INCORPORATED HEREIN BY REFERENCE.

Item 1.  Financial Statements

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                                                     March 31,        December 31,
                                                                                       2001               2000
                                                                                    -----------       ------------
                                                                                    (Unaudited)
ASSETS
Real estate investments:
     Rental properties                                                               $ 633,221          $ 632,337
     Properties under development                                                       20,318                679
                                                                                     ---------          ---------
                                                                                       653,539            633,016
     Accumulated depreciation                                                          (99,946)           (96,183)
                                                                                     ---------          ---------
         Net rental properties                                                         553,593            536,833

     Equity investment in and advances to unconsolidated affiliates                         --             17,342
     Net investment in direct financing leases                                           4,195              4,245
     Mortgage loans, net                                                                 4,425              4,313
                                                                                     ---------          ---------
         Net real estate investments                                                   562,213            562,733

Cash and cash equivalents                                                               50,488                831
Prepaid expenses and other assets                                                       11,237             10,996
                                                                                     ---------          ---------

         Total assets                                                                $ 623,938          $ 574,560
                                                                                     =========          =========

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Mortgage notes payable, net                                                     $ 115,908          $ 116,509
     7.3% convertible subordinated debentures, net                                      23,275             23,275
     Senior notes, net                                                                 174,728            124,714
     Indebtedness to banks                                                              57,000             55,000
     Accrued interest                                                                    2,759              3,612
     Accrued expenses and other liabilities                                              8,703              8,316
                                                                                     ---------          ---------

         Total liabilities                                                             382,373            331,426

Commitments and contingencies (Note 8)

Minority interest payable                                                                7,837              7,981

Shareholders' equity:
     Common stock, $1 par value, 150,000,000 shares authorized;
            33,234,206 shares issued in 2001 and 2000, respectively                     33,234             33,234
     Preferred stock, $1 par value, authorized 10,000,000 shares;
            none issued                                                                     --                 --
     Additional paid-in capital                                                        272,055            272,040
     Deferred compensation/stock loans                                                  (1,820)            (1,850)
     Treasury stock, at cost, 2,927,636 and 2,889,276 shares
         in 2001 and 2000, respectively                                                (24,221)           (23,883)
     Cumulative distributions in excess of net earnings                                (45,520)           (44,388)
                                                                                     ---------          ---------

         Total shareholders' equity                                                    233,728            235,153
                                                                                     ---------          ---------

         Total liabilities and shareholders' equity                                  $ 623,938          $ 574,560
                                                                                     =========          =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     ----------------------------
                                                                                        2001               2000
                                                                                     ---------          ---------
REVENUES:
            Income from rental properties                                            $  21,254          $  21,064
            Interest income                                                                132                216
            Interest on direct financing leases                                            190                188
            Gain on sale of outparcel                                                      293                 --
                                                                                     ---------          ---------

                        Total revenues                                                  21,869             21,468
                                                                                     ---------          ---------

EXPENSES:
            Operating expenses of rental properties                                      5,326              4,824
            Interest expense                                                             5,649              5,401
            Depreciation                                                                 3,723              3,572
            Amortization of debt costs                                                     148                132
            General and administrative                                                     970                779
                                                                                     ---------          ---------

                        Total expenses                                                  15,816             14,708

Equity in loss of unconsolidated affiliates                                                 (4)               (11)
                                                                                     ---------          ---------

                        Earnings before minority interest
                         and gain on sales of properties                                 6,049              6,749

Minority interest of unitholders in operating partnership                                  (61)              (159)

Gain on sales of properties                                                                 --              2,738
                                                                                     ---------          ---------

                      NET EARNINGS                                                   $   5,988          $   9,328
                                                                                     =========          =========

PER SHARE:
            Net earnings -- basic                                                    $    0.20          $    0.29
                                                                                     =========          =========
            Net earnings -- diluted                                                  $    0.19          $    0.28
                                                                                     =========          =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
            Basic                                                                       30,213             32,298
                                                                                     =========          =========
            Diluted                                                                     31,064             35,188
                                                                                     =========          =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     ----------------------------
                                                                                        2001               2000
                                                                                     ---------          ---------
Cash flows from operating activities:
  Net earnings                                                                       $   5,988          $   9,328
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                                        3,723              3,572
     Gain on sale of operating properties                                                   --             (2,738)
     Gain on sale of outparcel                                                            (293)                --
     Minority interest of unitholders in partnership                                      (131)               (34)
     Straight line rent adjustment                                                        (111)               (11)
     Amortization of deferred compensation                                                  30                 31
     Amortization of debt costs and discounts                                              159                147
     Amortization of capitalized leasing income                                             51                 41
     Changes in assets and liabilities:
        Decrease in accrued interest on debentures
           and senior notes                                                               (853)              (853)
        Increase in interest receivable, prepaid expenses
           and other assets                                                                829              1,078
        Decrease in accrued expenses and other liabilities                                (680)              (524)
                                                                                     ---------          ---------

Net cash flows from operating activities                                                 8,712             10,037
                                                                                     ---------          ---------

Cash flows (used in) from investing activities:
  Proceeds from sales of operating properties, net                                          --             11,660
  Proceeds from sale of outparcel, net                                                     348                 --
  Investment in unconsolidated affiliates                                                   --               (660)
  Purchase of unconsolidated affiliate, net of assets acquired                             177                 --
  Distribution from dissolution of unconsolidated affiliate                                 21                 --
  Additions to operating properties, net                                                  (925)            (1,267)
  Additions to development properties, net                                              (1,610)                --
  Funding of mortgage loans                                                               (114)            (1,888)
  Collections of mortgage loans, net                                                         2                  2
                                                                                     ---------          ---------

Net cash flows (used in) from investing activities                                      (2,101)             7,847
                                                                                     ---------          ---------

Cash flows from (used in) financing activities:
  Cash dividends, net                                                                   (7,120)            (7,627)
  Purchase of treasury stock                                                              (405)            (5,800)
  Exercise of stock options                                                                 69                 --
  Principal amortization of mortgage notes payable                                        (601)              (513)
  Repayment of mortgage notes payable                                                       --             (3,520)
  Payment of deferred financing costs                                                     (897)                (2)
  Proceeds from mortgage notes payable                                                      --                 --
  Proceeds from note issuance                                                           50,000                 --
  Increase (decrease) in bank indebtedness                                               2,000               (400)
                                                                                     ---------          ---------

Net cash flows from (used in) financing activities                                      43,046            (17,862)

Net increase in cash and cash equivalents                                               49,657                 22

Cash and cash equivalents at beginning of period                                           831                514
                                                                                     ---------          ---------

Cash and cash equivalents at end of period                                           $  50,488          $     536
                                                                                     =========          =========

Supplemental disclosures of cash flow information:

  Total cash paid during period for interest                                         $   6,627          $   6,294
                                                                                     =========          =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000
                (Dollars in thousands, except per share amounts)


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company ("IRTMC"), VW Mall, Inc., IRT Alabama, Inc. ("IRTAL") and IRT Capital Corporation II ("IRTCCII"), and its majority-owned subsidiary, IRT Partners L.P. ("LP") (collectively, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 2001 and 2000 have been recorded. The results of operations for the interim period are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

         As of December 31, 2000, the Company's investment in IRT Capital Corporation ("IRTCC") and IRTCCII was accounted for under the equity method of accounting. In January 2001, IRTCC was dissolved and the Company's investment in IRTCC was eliminated. In March 2001, the Company purchased the remaining voting and non-voting common stock of IRTCCII, making IRTCCII a wholly-owned subsidiary. See Note 6.

2.       Investment in and Advances to Unconsolidated Affiliates

         As of March 31, 2001, LP, IRTCCII, IRTAL and IRTMC guaranteed the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt. The guarantees are joint and several and full and unconditional.

                                                                           Guarantors
                                                                  ------------------------------                   Consolidated
                                                    IRT Property     Combined          IRT          Eliminating     IRT Property
                                                      Company     Subsidiaries(1)   Partners, LP      Entries         Company
                                                    ------------  ---------------   ------------    -----------    -------------
AS OF MARCH 31, 2001

ASSETS
  Net rental properties                              $ 392,716       $  24,669       $ 136,208       $      --       $ 553,593
  Investment in affiliates                             129,787              --              --        (129,787)             --
  Other assets                                          79,589          24,666           9,709         (43,619)         70,345
                                                     ---------       ---------       ---------       ---------       ---------

     Total assets                                      602,092          49,335         145,917        (173,406)        623,938
                                                     =========       =========       =========       =========       =========

LIABILITIES
  Mortgage notes payable                                81,314           4,153          30,441              --         115,908
  Senior Notes, net                                    174,728              --              --              --         174,728
  Indebtedness to banks                                 57,000              --              --              --          57,000
  Other liabilities                                     55,322          21,008           9,530         (43,286)         42,574
                                                     ---------       ---------       ---------       ---------       ---------

     Total liabilities                                 368,364          25,161          39,971         (43,286)        390,210
                                                     ---------       ---------       ---------       ---------       ---------

SHAREHOLDERS' EQUITY
     Total shareholders' equity                        233,728          24,174         105,946        (130,120)        233,728
                                                     ---------       ---------       ---------       ---------       ---------

     Total liabilities and shareholders' equity      $ 602,092       $  49,335       $ 145,917       $(173,406)      $ 623,938
                                                     =========       =========       =========       =========       =========

FOR THE THREE MONTHS ENDED MARCH 31, 2001

REVENUES
  Income from rental properties                      $  15,236       $     278       $   5,740       $      --       $  21,254
  Interest Income                                          132              --              --              --             132
  Interest on direct financing leases                      190              --              --              --             190
  Other income                                              29           2,569             293          (2,598)            293
                                                     ---------       ---------       ---------       ---------       ---------

     Total revenues                                     15,586           2,847           6,033          (2,597)         21,869
                                                     ---------       ---------       ---------       ---------       ---------

EXPENSES
  Operating expenses of rental properties                3,709              66           1,551              --           5,326
  Interest expense                                       4,959              68             622              --           5,649
  Depreciation                                           2,735              28             960              --           3,723
  Amortization of debt costs                               147               1              --              --             148
  General and administrative                               690              39             241              --             970
                                                     ---------       ---------       ---------       ---------       ---------

     Total expenses                                     12,240             202           3,374              --          15,816
                                                     ---------       ---------       ---------       ---------       ---------

Equity in earnings (losses) of affiliates                2,641              (3)             --          (2,642)             (4)
                                                     ---------       ---------       ---------       ---------       ---------

     Earnings before minority interest, and gain on
      sales of properties                                5,988           2,642           2,659          (5,240)          6,049

Minority interest in operating partnership                  --              --              --             (61)            (61)

Gain on sales of properties                                 --              --              --              --              --
                                                     ---------       ---------       ---------       ---------       ---------

     Net Earnings                                    $   5,988       $   2,642       $   2,659       $  (5,301)      $   5,988
                                                     =========       =========       =========       =========       =========

Net cash flows provided by (used in) operating
 activities                                          $   5,872       $   1,975       $   3,653       $  (2,788)      $   8,712
                                                     =========       =========       =========       =========       =========
Net cash flows provided by (used in) investing
 activities                                          $   7,159       $    (954)      $  (7,394)      $    (912)      $  (2,101)
                                                     =========       =========       =========       =========       =========
Net cash flows provided by (used in) financing
 activities                                          $  43,194       $    (972)      $  (2,896)      $   3,720       $  43,046
                                                     =========       =========       =========       =========       =========

                                                                   Guarantors
                                                     -------------------------------------                             Consolidated
                                            IRT        Combined       IRT      IRT Capital   IRT Capital                    IRT
                                          Property   Subsidiaries  Partners,   Corporation   Corporation   Eliminating    Property
                                          Company        (1)          LP            II            I          Entries      Company
                                          --------   ------------  ---------   -----------   -----------   ----------- ------------
AS OF DECEMBER 31, 2000

ASSETS
  Net rental properties                   $394,144     $ 5,575     $137,114       $17,989       $    --     $ (17,989)    $536,833
  Investment in affiliates                 127,364          --           --            --            --      (110,022)      17,342
  Other assets                              29,444      21,720        8,700           397            31       (39,907)      20,385
                                          --------     -------     --------       -------       -------     ---------     --------

     Total assets                          550,952      27,295      145,814        18,386            31      (167,918)     574,560
                                          ========     =======     ========       =======       =======     =========     ========

LIABILITIES
  Mortgage notes payable                    81,741       4,173       30,595            --            --            --      116,509
  Senior Notes, net                        124,714          --           --            --            --            --      124,714
  Indebtedness to banks                     55,000          --           --            --            --            --       55,000
  Other liabilities                         54,344       1,319        8,320        18,396             2       (39,197)      43,184
                                          --------     -------     --------       -------       -------     ---------     --------

     Total liabilities                     315,799       5,492       38,915        18,396             2       (39,197)     339,407
                                          --------     -------     --------       -------       -------     ---------     --------

SHAREHOLDERS' EQUITY
     Total shareholders' equity            235,153      21,803      106,899           (10)           29      (128,721)     235,153
                                          --------     -------     --------       -------       -------     ---------     --------

     Total liabilities and
       shareholders' equity               $550,952     $27,295     $145,814       $18,386       $    31     $(167,918)    $574,560
                                          ========     =======     ========       =======       =======     =========     ========

FOR THE THREE MONTHS ENDED
  MARCH 31, 2000

REVENUES
  Income from rental properties           $ 15,808     $   171     $  5,085       $    36       $    --     $     (36)    $ 21,064
  Interest Income                               91          --          125            --            --            --          216
  Interest on direct financing leases          188          --           --            --            --            --          188
  Other income                                  21       2,046           --            --            --        (2,067)          --
                                          --------     -------     --------       -------       -------     ---------     --------

     Total revenues                         16,109       2,217        5,210            36            --        (2,104)      21,468
                                          --------     -------     --------       -------       -------     ---------     --------

EXPENSES
  Operating expenses of rental
    properties                               3,484          34        1,306            30            --           (30)       4,824
  Interest expense                           4,717          69          615            --            --            --        5,401
  Depreciation                               2,680          19          873             7            --            (7)       3,572
  Amortization of debt costs                   132          --           --            --            --            --          132
  General and administrative                   588           2          189             6             3            (9)         779
                                          --------     -------     --------       -------       -------     ---------     --------

     Total expenses                         11,601         124        2,983            43             3           (46)      14,708
                                          --------     -------     --------       -------       -------     ---------     --------

Equity in earnings (losses)
  of affiliates                              2,083          --           --            --            --        (2,094)         (11)
                                          --------     -------     --------       -------       -------     ---------     --------

     Earnings before minority
       interest and gain on sales
       of properties                         6,590       2,093        2,227            (7)           (3)       (4,151)       6,749

Minority interest in
  operating partnership                         --          --           --            --            --          (159)        (159)

Gain on sales of properties                  2,738          --           --            --            --            --        2,738
                                          --------     -------     --------       -------       -------     ---------     --------

     Net Earnings                         $  9,328     $ 2,093     $  2,227       $    (7)      $    (3)    $  (4,310)    $  9,328
                                          ========     =======     ========       =======       =======     =========     ========
Net cash flows provided by
  (used in) operating activities          $  6,809     $ 1,818     $  3,092       $  (104)      $    (2)    $  (1,576)    $ 10,037
                                          ========     =======     ========       =======       =======     =========     ========
Net cash flows provided by
  (used in) investing activities          $ 10,432     $    --     $   (938)      $  (577)      $    --     $  (1,070)    $  7,847
                                          ========     =======     ========       =======       =======     =========     ========
Net cash flows provided by
  (used in) financing activities          $(17,205)    $(1,818)    $ (2,167)      $   671       $    --     $   2,657     $(17,862)
                                          ========     =======     ========       =======       =======     =========     ========

NOTES:

(1) For the quarter ended March 31, 2001, includes IRTMC, IRTAL, and IRTCCII. For the year ended December 31, 2000 and the quarter ended March 31, 2000, includes IRTMC and IRTAL.

3.       Earnings Per Share

         Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period consistent with the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The effects of the conversion of the operating partnership units held by the minority interest are dilutive and have been included in the calculation of dilutive earnings per share for all periods presented. The effects of the conversion of the 7.3% debentures have been excluded from the calculation of dilutive earnings per share for the three months ended March 31, 2001 as they were anti-dilutive for that period. For the three months ended March 31, 2000, the effects of the conversion of such debentures have been included in the calculation of dilutive earnings per share as they are dilutive. The effects of certain stock options and non-vested restricted stock, using the treasury stock method, have been included in the calculation of dilutive earnings per share, as they are dilutive.

                                                                                                         Per Share
                                                                          Income          Shares           Amount
                                                                          -------         -------        ---------
(In thousands except per share data)
For the three months ended March 31, 2001
Basic net earnings available to shareholders                              $ 5,988          30,213         $  0.20
                                                                                                          =======
Options outstanding                                                            --              28
Restricted stock                                                               --               7
Minority interest of unitholders in operating partnership                      61             816
                                                                          -------         -------
Diluted net earnings available to shareholders                            $ 6,049          31,064         $  0.19
                                                                          =======         =======         =======

For the three months ended March 31, 2000
Basic net earnings available to shareholders                              $ 9,328          32,298         $  0.29
                                                                                                          =======
Options outstanding                                                            --               5
Minority interest of unitholders in operating partnership                     159             816
Conversion of the 7.3% debentures                                             450           2,069
                                                                          -------         -------
Diluted net earnings available to shareholders                            $ 9,937          35,188         $  0.28
                                                                          =======         =======         =======

4.       7.3% Convertible Subordinated Debentures

         Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275 of debentures outstanding on March 31, 2001 are converted.

5.       Senior Notes

         On March 23, 2001, the Company established a Medium Term Note Program (the "MTN Program"), pursuant to the Company's shelf registration statement filed in January 2001, pursuant to which the Company may from time to time issue and sell up to $100,000 of medium term notes (the "Medium Term Notes"). The Medium Term Notes must have a maturity of nine months or more from the date of issuance and be unconditionally guaranteed as to the payment of principal, premium, if any, and interest, if any, by each of LP, IRTMC, IRTAL and IRTCCII.

         On March 29, 2001, pursuant to the MTN Program, the Company issued $50,000 of 7.77% senior notes due April 1, 2006. Interest on these senior notes is payable semi-annually on April 1 and October 1. Costs associated with the issuance of these senior notes totaled approximately $480 and are being amortized over the life of the notes. Proceeds of these notes were used to repay the $50,000 of 7.45% senior notes due April 1, 2001. See Note 9.

6.       Investment in Joint Venture

         IRTCII, a taxable subsidiary, was formed under the laws of Georgia in 1999. IRTCCII has the ability to develop properties, buy and sell properties, provide equity to developers and perform third party management, leasing and brokerage. As of December 31, 2000, the Company accounted for IRTCCII under the equity method of accounting, as the Company held 96% of the non-voting common stock and

1% of the voting common stock. The remaining voting common stock was held by an officer and a director of the Company. In March 2001 the Company purchased the remaining non-voting and voting common stock from such officer and director for approximately $2, which was the initial investment amount of such officer and director. As a result, as of March 31, 2001, IRTCCII is a wholly-owned taxable subsidiary of the Company.

7.       Treasury Stock

         On January 16, 2001, the Company completed the $25,000 stock repurchase program authorized by the Board of Directors in November 1999. The Company repurchased a total of 3,028,276 shares at an average price of $8.26 per share.

8.       Commitments and Contingencies

         Certain of the Company's properties have environmental concerns that have been or are being addressed. The Company maintains limited insurance coverage for this type of environmental risk. Although no assurance can be given that Company properties will not be affected adversely in the future by environmental problems, the Company presently believes that there are no environmental matters that are reasonable likely to have a material adverse effect on the Company's financial position.

9.       Subsequent Events

         On April 2, 2001, the Company repaid the $50,000 of 7.45% senior notes from the issuance proceeds of the 7.77% senior notes.

         On April 17, 2001, the Company acquired Unigold Shopping Center, a 102,985 square foot center in Orlando, Florida for $8,000.

         On April 18, 2001, the Company sold Eden Centre, a 56,355 square foot shopping center, located in Eden, North Carolina for approximately $3,829 in cash, and recognized a gain on the sale of approximately $748.

         On April 19, 2001, the Company obtained non-recourse, secured loans totaling $20,700, on three shopping centers at a weighted average fixed interest rate of 7.17%. The loans have a ten year term and a thirty year amortization.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands)

Material Changes in Financial Condition.

         During the three months ended March 31, 2001, the Company:

         - obtained cash proceeds of $50,000 from the issuance of the 7.77% senior unsecured notes,

         - obtained cash proceeds of approximately $348 upon the sale of an outparcel and recognized a gain of approximately $293 for financial reporting purposes, and

         - obtained cash, net of assets acquired, of $177 in the purchase of IRTCCII stock.

         During the three months ended March 31, 2001, the Company utilized funds of:

         - approximately $7,120 to pay dividends to the holders of the Company's common stock,

         - approximately $405 to repurchase outstanding shares of the Company's common stock,

         -        approximately $1,610 for development of land and properties,

         - approximately $925 for capital expenditures relating to operating properties, and

         - approximately $897 for deferred financing costs in connection with the issuance of the 7.77% Senior Notes and the $20,700 secured loans.

         During the three months ended March 31, 2000 the Company:

         - obtained cash proceeds of approximately $11,660 upon the sales of two properties and recognized a gain of approximately $2,738 for financial reporting purposes.

         During the three months ended March 31, 2000, the Company utilized funds of:

         - approximately $7,627 to pay dividends to the holders of the Company's common stock,

         - approximately $5,800 to repurchase outstanding shares of the Company's common stock,

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

Material Changes in Results of Operations.

         During the three months ended March 31, 2001, rental income from the Company's portfolio of shopping center investments:

         -        decreased approximately $27 for the core portfolio,

         - increased approximately $457 due to the acquisition of a shopping center in 2000, and

         - decreased approximately $240 due to sales of two investments in 2000.

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

         Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $593 and $608 during the three months ended March 31, 2001 and 2000, respectively. Percentage rental income is recorded upon collection based on the tenants' lease year end.

         Interest income during the three months ended March 31, 2001 decreased approximately $84 due primarily to the interest charged to previously unconsolidated affiliates offset by interest accrued on development loans.

         During the three months ended March 31, 2001, operating expenses related to the Company's portfolio of real estate investments:

         -        increased approximately $425 for the core portfolio,

         - increased approximately $158 due to the acquisition of a shopping center in 2000, and

         - decreased approximately $81 due to the sales of two properties in 2000.

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

         During the three months ended March 31, 2001, interest expense on mortgages decreased approximately $67 primarily due to scheduled amortization.

         Interest expense on bank indebtedness increased approximately $315 for the three months ended March 31, 2001. The Company had average borrowings of approximately $54,253 and $19,569 at effective interest rates of 7.65% and 7.3%, under its bank credit facility during the three months ended March 31, 2001 and 2000, respectively. The Company incurred commitment fees of approximately $50 and $51 in 2001 and 2000, respectively, which are included in this interest expense.

         The net increase of $151 in depreciation expense in 2001 was due to the acquisition of a real estate investment in the fourth quarter of 2000, net of the effect of the disposition of two properties in the first quarter of 2000.

         The net increase in general and administrative expense of approximately $191 for the three months ended March 31, 2001 was primarily due to an increase in non-capitalizable development activities.

         Funds from Operations. The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition of such term, as net earnings on real estate less gains (losses) on sales of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible subordinated debentures and minority interest expenses ("OP Units") are added back to funds from operations when assumed conversion of the debentures and OP Units is dilutive. Conversion of the debentures and OP Units is dilutive and therefore assumed for the three months ended March 31, 2001 and 2000. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
                                                                                        2001               2000
                                                                                     ---------          ---------
NET EARNINGS                                                                         $   5,988          $   9,328

       Gain on sales of properties                                                          --             (2,738)
       Depreciation *                                                                    3,655              3,517
       Amortization of capitalized leasing fees *                                          287                173
       Amortization of capitalized leasing income                                           51                 41
                                                                                     ---------          ---------

FUNDS FROM OPERATIONS                                                                    9,981             10,321

       Interest on convertible debentures                                                  425                425
       Amortization of convertible debenture costs                                          25                 25
       Amounts attributable to minority interests                                          133                224
                                                                                     ---------          ---------

FULLY DILUTED FUNDS FROM OPERATIONS                                                  $  10,564          $  10,995
                                                                                     =========          =========

FULLY DILUTED FUNDS FROM OPERATIONS PER SHARE                                        $    0.32          $    0.31
                                                                                     =========          =========

APPLICABLE WEIGHTED AVERAGE SHARES                                                      33,133             35,188
                                                                                     =========          =========

*     Net of amounts attributable to minority interests

Additional Information: The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments, for the straight line rent adjustment, for leasing fees paid and for principal amortization of mortgage notes payable during the three months ended March 31, 2001 and 2000 (in thousands):

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
                                                                                        2001               2000
                                                                                     ---------          ---------
Straight line rent adjustment                                                        $     111          $      11
                                                                                     =========          =========

Revenue-generating capital expenditures
       Tenant Improvements -- Anchors                                                $     141          $     795
       Tenant Improvements -- Non anchors                                                  395                274
                                                                                     ---------          ---------
Total revenue-generating capital expenditures **                                     $     536          $   1,069
                                                                                     =========          =========

Non revenue-generating capital expenditures                                          $     388          $     198
                                                                                     =========          =========

Lease fee payments                                                                   $     476          $     390
                                                                                     =========          =========

Scheduled principal amortization                                                     $     601          $     513
                                                                                     =========          =========

** Includes tenant improvements and capital expenditures to prepare spaces for leasing. Excludes expansions.

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  The Company filed a Report on Form 8-K dated March 23, 2001 relating to the establishment of the Medium Term Note Program (the "MTN Program"), the execution of guarantees by IRT Alabama, Inc., IRT Management Company, IRT Partners L.P. and IRT Capital Corporation II for the Company's MTN Program, and the Agency Agreement with its Agents in connection with the MTN Program. No other reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                             IRT PROPERTY COMPANY



Date:      May 14, 2001              /s/ Thomas H. McAuley
-----------------------              ---------------------------
                                             Thomas H. McAuley
                                             President & Chief Executive Officer



Date:      May 14, 2001              /s/ James G. Levy
-----------------------              ---------------------------
                                             James G. Levy
                                             Executive Vice President &
                                             Chief Financial Officer