Form 10-Q
period 2001-06-30
IRT PROPERTY CO
filed 2001-08-14
CIK 311099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                                                 -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From _____________ to ________________


                          Commission File Number 1-7859
                              --------------------
                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                     58-1366611
--------------------------------         -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

     200 Galleria Parkway, Suite 1400
           Atlanta, Georgia                                30339
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

                                 (770) 955-4406
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at August 14, 2001
--------------------------                     ------------------------------

Common Stock, $1 Par Value                            30,472,430 Shares

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

Item 1. Financial Statements

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                                               June 30,          December 31,
                                                                                 2001                2000
                                                                              ----------         ------------
                                                                             (Unaudited)

ASSETS
Real estate investments:
      Rental properties                                                       $  644,708          $  632,337
      Properties under development                                                10,879                 679
                                                                              ----------          ----------
                                                                                 655,587             633,016
      Accumulated depreciation                                                  (101,940)            (96,183)
                                                                              ----------          ----------
           Net rental properties                                                 553,647             536,833

      Equity investment in and advances to unconsolidated affiliates                  --              17,342
      Net investment in direct financing leases                                    2,239               4,245
      Mortgage loans, net                                                          4,706               4,313
                                                                              ----------          ----------
           Net real estate investments                                           560,592             562,733

Cash and cash equivalents                                                          5,002                 831
Prepaid expenses and other assets                                                 12,251              10,996
                                                                              ----------          ----------

           Total assets                                                       $  577,845          $  574,560
                                                                              ==========          ==========

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
      Mortgage notes payable, net                                             $  136,024          $  116,509
      7.3% convertible subordinated debentures, net                               23,275              23,275
      Senior notes, net                                                          124,739             124,714
      Indebtedness to banks                                                       36,000              55,000
      Accrued interest                                                             3,652               3,612
      Accrued expenses and other liabilities                                      10,560               8,316
                                                                              ----------          ----------

           Total liabilities                                                     334,250             331,426

Commitments and contingencies (Note 10)

Minority interest payable                                                          7,889               7,981

Shareholders' equity:
      Preferred stock, $1 par value, authorized 10,000,000 shares;
             none issued                                                              --                  --
      Common stock, $1 par value, 150,000,000 shares authorized;
             33,234,206 shares issued in 2001 and 2000, respectively              33,234              33,234
      Additional paid-in capital                                                 272,115             272,040
      Deferred compensation/stock loans                                           (1,791)             (1,850)
      Treasury stock, at cost, 2,781,136 and 2,889,276 shares
           in 2001 and 2000, respectively                                        (23,084)            (23,883)
      Cumulative distributions in excess of net earnings                         (44,768)            (44,388)
                                                                              ----------          ----------

           Total shareholders' equity                                            235,706             235,153
                                                                              ----------          ----------

           Total liabilities and shareholders' equity                         $  577,845          $  574,560
                                                                              ==========          ==========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                 Three Months Ended               Six Months Ended
                                                                     June 30,                         June 30,
                                                              ------------------------        ------------------------
                                                                2001            2000            2001           2000
                                                              --------        --------        --------        --------
REVENUES:
     Income from rental properties                            $ 21,266        $ 20,981        $ 42,520        $ 42,046
     Interest income                                               148             265             280             480
     Interest on direct financing leases                            94             110             284             297
     Gain on sale of outparcel                                     452              --             745              --
                                                              --------        --------        --------        --------
         Total revenues                                         21,960          21,356          43,829          42,823

EXPENSES:
     Operating expenses of rental properties                     5,362           4,969          10,688           9,793
     Interest expense                                            5,830           5,402          11,479          10,803
     Depreciation                                                3,799           3,538           7,522           7,109
     Amortization of debt costs                                    164             133             312             265
     General and administrative                                  1,113             889           2,083           1,669
                                                              --------        --------        --------        --------
         Total expenses                                         16,268          14,931          32,084          29,639

Equity in loss of unconsolidated affiliates                         --             (23)             (4)            (34)
                                                              --------        --------        --------        --------
         Earnings before income taxes, minority interest
          and gain on sales of properties                        5,692           6,402          11,741          13,150

Income tax provision                                               (53)             --             (53)             --

Minority interest of unitholders in operating partnership         (244)           (157)           (305)           (316)

Gain on sales of properties                                      2,498              --           2,498           2,738
                                                              --------        --------        --------        --------
        NET EARNINGS                                          $  7,893        $  6,245        $ 13,881        $ 15,572
                                                              ========        ========        ========        ========
PER SHARE:
     Net earnings -- basic                                    $   0.26        $   0.20        $   0.46        $   0.49
                                                              ========        ========        ========        ========
     Net earnings -- diluted                                  $   0.26        $   0.20        $   0.45        $   0.48
                                                              ========        ========        ========        ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                                      30,281          31,761          30,247          32,030
                                                              ========        ========        ========        ========
     Diluted                                                    32,462          32,587          33,200          34,923
                                                              ========        ========        ========        ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                   -----------------------------
                                                                                      2001               2000
                                                                                   ----------         ----------
Cash flows from operating activities:
  Net earnings                                                                     $   13,881         $   15,572
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                                       7,522              7,109
     Gain on sale of operating properties                                              (2,498)            (2,738)
     Gain on sale of outparcels                                                          (745)                --
     Minority interest of unitholders in partnership                                      (79)               (68)
     Straight line rent adjustment                                                       (271)               (31)
     Amortization of deferred compensation                                                 59                 61
     Amortization of debt costs and discounts                                             330                285
     Amortization of capitalized leasing income                                            88                 74
     Changes in assets and liabilities:
       Increase in accrued interest on debentures
          and senior notes                                                                 40                 --
       Decrease in interest receivable, prepaid expenses
          and other assets                                                                (48)              (372)
       Increase in accrued expenses and other liabilities                               1,177              1,391
                                                                                   ----------         ----------
Net cash flows from operating activities                                               19,456             21,283
                                                                                   ----------         ----------
Cash flows (used in) from investing activities:
  Additions to operating properties, net                                              (11,329)            (3,382)
  Additions to development properties, net                                             (1,989)                --
  Proceeds from sales of operating properties, net                                     11,260             11,660
  Proceeds from sale of outparcels, net                                                   931                 --
  Investment in unconsolidated affiliates                                                  --             (1,650)
  Purchase of unconsolidated affiliate, net of assets acquired                            177                 --
  Distribution from dissolution of unconsolidated affiliate                                21                 --
  Funding of mortgage loans                                                              (414)            (2,214)
  Collections of mortgage loans, net                                                       21                  4
                                                                                   ----------         ----------
Net cash flows (used in) from investing activities                                     (1,322)             4,418
                                                                                   ----------         ----------
Cash flows used in financing activities:
  Cash dividends, net                                                                 (14,261)           (14,968)
  Purchase of treasury stock                                                             (405)            (8,318)
  Exercise of stock options                                                             1,266                 31
  Proceeds from mortgage notes payable                                                 20,740
  Principal amortization of mortgage notes payable                                     (1,225)            (1,024)
  Repayment of mortgage notes payable                                                      --             (3,520)
  Proceeds from 7.77% senior notes issuance                                            50,000                 --
  Repayment of 7.45% senior notes                                                     (50,000)                --
  (Decrease) increase in bank indebtedness                                            (19,000)             1,584
  Payment of deferred financing costs                                                  (1,078)                --
                                                                                   ----------         ----------
Net cash flows used in financing activities                                           (13,963)           (26,215)
                                                                                   ----------         ----------
Net increase (decrease) in cash and cash equivalents                                    4,171               (514)

Cash and cash equivalents at beginning of period                                          831                514
                                                                                   ----------         ----------
Cash and cash equivalents at end of period                                         $    5,002         $       --
                                                                                   ==========         ==========

Supplemental disclosures of cash flow information:

  Total cash paid during period for interest                                       $   11,711         $   10,793
                                                                                   ==========         ==========


  The accompanying notes are an integral part of these consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                (Dollars in thousands, except per share amounts)


1.       Unaudited Financial Statements

         These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company ("IRTMC"), VW Mall, Inc., IRT Alabama, Inc. ("IRTAL") and IRT Capital Corporation II ("IRTCCII"), and its majority-owned subsidiary, IRT Partners L.P. ("LP") (collectively, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 2001 and 2000 have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

         As of December 31, 2000, the Company's investment in IRT Capital Corporation ("IRTCC") and IRTCCII was accounted for under the equity method of accounting. In January 2001, IRTCC was dissolved and the Company's investment in IRTCC was eliminated. In March 2001, the Company purchased the remaining voting and non-voting common stock of IRTCCII, making IRTCCII a wholly-owned subsidiary. See Note 8.

2.       Investment in and Advances to Unconsolidated Affiliates

         As of June 30, 2001, LP, IRTCCII, IRTAL and IRTMC guaranteed the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt. The guarantees are joint and several and full and unconditional.

                                                                            GUARANTORS
                                                                 ------------------------------                      CONSOLIDATED
                                                   IRT PROPERTY     COMBINED            IRT          ELIMINATING     IRT PROPERTY
                                                      COMPANY     SUBSIDIARIES(1)  PARTNERS, LP        ENTRIES          COMPANY
                                                   ------------  ----------------  ------------      -----------     ------------
AS OF JUNE 30, 2001

ASSETS
   Net rental properties                             $ 391,033      $  24,249       $  138,365       $       --       $  553,647
   Investment in affiliates                            115,421             --               --         (115,421)              --
   Other assets                                         39,044         27,391           24,156          (66,393)          24,198
                                                     ---------      ---------       ----------       ----------       ----------
     Total assets                                      545,498         51,640          162,521         (181,814)         577,845
                                                     =========      =========       ==========       ==========       ==========
LIABILITIES
   Mortgage notes payable                               94,070          4,134           37,820               --          136,024
   Senior Notes, net                                   124,739             --               --               --          124,739
   Indebtedness to banks                                36,000             --               --               --           36,000
   Other liabilities                                    80,976         20,302           11,484          (67,386)          45,376
                                                     ---------      ---------       ----------       ----------       ----------
     Total liabilities                                 335,785         24,436           49,304          (67,386)         342,139
                                                     ---------      ---------       ----------       ----------       ----------
SHAREHOLDERS' EQUITY
     Total shareholders' equity                        209,713         27,204          113,217         (114,428)         235,706
                                                     ---------      ---------       ----------       ----------       ----------
     Total liabilities and shareholders' equity      $ 545,498      $  51,640       $  162,521       $ (181,814)      $  577,845
                                                     ---------      ---------       ----------       ----------       ----------

                                                                            GUARANTORS
                                                                 ------------------------------                      CONSOLIDATED
                                                   IRT PROPERTY     COMBINED            IRT          ELIMINATING     IRT PROPERTY
                                                      COMPANY     SUBSIDIARIES(1)  PARTNERS, LP        ENTRIES          COMPANY
                                                   ------------  ----------------  ------------      -----------     ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2001

REVENUES
   Income from rental properties                     $  15,063      $     344       $    5,859       $       --       $   21,266
   Interest Income                                         241             --              189             (282)             148
   Interest on direct financing leases                      94             --               --               --               94
   Other income                                             37          3,846               --           (3,431)             452
                                                     ---------      ---------       ----------       ----------       ----------
     Total revenues                                     15,435          4,190            6,048           (3,713)          21,960
                                                     ---------      ---------       ----------       ----------       ----------
EXPENSES
   Operating expenses of rental properties               3,743             71            1,548               --            5,362
   Interest expense                                      5,186            218              709             (283)           5,830
   Depreciation                                          2,767             63              969               --            3,799
   Amortization of debt costs                              160              1                3               --              164
   General and administrative                              792             68              253               --            1,113
                                                     ---------      ---------       ----------       ----------       ----------
     Total expenses                                     12,648            421            3,482             (283)          16,268
                                                     ---------      ---------       ----------       ----------       ----------
 Equity in earnings (losses) of affiliates               3,716             --               --           (3,716)              --
                                                     ---------      ---------       ----------       ----------       ----------
     Earnings before income taxes, minority
     interest and gain on sales of properties            6,503          3,769            2,566           (7,146)           5,692

 Income tax provision                                       --            (53)              --               --              (53)

 Minority interest in operating partnership                 --             --               --             (244)            (244)

 Gain on sales of properties                             1,388             --            1,108                2            2,498
                                                     ---------      ---------       ----------       ----------       ----------
     Net Earnings                                    $   7,891      $   3,716       $    3,674       $   (7,388)      $    7,893
                                                     ---------      ---------       ----------       ----------       ----------

FOR THE SIX MONTHS ENDED JUNE 30, 2001

REVENUES
   Income from rental properties                     $  30,300      $     622       $   11,598       $       --       $   42,520
   Interest Income                                         709             --              170             (599)             280
   Interest on direct financing leases                     284             --               --               --              284
   Other income                                             43          6,412              293           (6,003)             745
                                                     ---------      ---------       ----------       ----------       ----------
     Total revenues                                     31,336          7,034           12,061           (6,602)          43,829
                                                     ---------      ---------       ----------       ----------       ----------
EXPENSES
   Operating expenses of rental properties               7,452            136            3,100               --           10,688
   Interest expense                                     10,483            286            1,312             (602)          11,479
   Depreciation                                          5,502             91            1,929               --            7,522
   Amortization of debt costs                              308              1                3               --              312
   General and administrative                            1,478            107              494                4            2,083
                                                     ---------      ---------       ----------       ----------       ----------
     Total expenses                                     25,223            621            6,838             (598)          32,084
                                                     ---------      ---------       ----------       ----------       ----------
 Equity in earnings (losses) of affiliates               6,360             --               --           (6,364)              (4)
                                                     ---------      ---------       ----------       ----------       ----------
     Earnings before income taxes, minority
     interest and gain on sales of properties           12,473          6,413            5,223          (12,368)          11,741

 Income tax provision                                       --            (53)              --               --              (53)

 Minority interest in operating  partnership                --             --               --             (305)            (305)

 Gain on sales of properties                             1,388             --            1,108                2            2,498
                                                     ---------      ---------       ----------       ----------       ----------
     Net Earnings                                    $  13,861      $   6,360       $    6,331       $  (12,671)      $   13,881
                                                     =========      =========       ==========       ==========       ==========

 Net cash flows provided by (used in) operating
 activities                                          $  13,382      $   5,717       $    7,147       $   (6,790)      $   19,456
                                                     =========      =========       ==========       ==========       ==========
 Net cash flows provided by (used in) investing
 activities                                          $  18,156      $    (597)      $   (1,724)      $  (17,157)      $   (1,322)
                                                     =========      =========       ==========       ==========       ==========
 Net cash flows provided by (used in) financing
 activities                                          $  10,518      $  (5,155)      $  (11,736)      $   (7,590)      $  (13,963)
                                                     ---------      ---------       ----------       ----------       ----------


                                                                                   Guarantors
                                                                 --------------------------------------------------
                                                 IRT Property       Combined            IRT           IRT Capital      IRT Capital
                                                   Company       Subsidiaries(1)    Partners, LP     Corporation II   Corporation I
                                                 ------------    ---------------    ------------     --------------   -------------
 As of December 31, 2000

ASSETS
  Net rental properties                            $ 394,144         $  5,575         $ 137,114         $ 17,989         $ --
  Investment in affiliates                           127,364               --                --               --           --
  Other assets                                        29,444           21,720             8,700              397           31
                                                   ---------         --------         ---------         --------         ----
    Total assets                                     550,952           27,295           145,814           18,386           31
                                                   =========         ========         =========         ========         ====

LIABILITIES
  Mortgage notes payable                              81,741            4,173            30,595               --           --
  Senior Notes, net                                  124,714               --                --               --           --
  Indebtedness to banks                               55,000               --                --               --           --
  Other liabilities                                   54,344            1,319             8,320           18,396            2
                                                   ---------         --------         ---------         --------         ----

    Total liabilities                                315,799            5,492            38,915           18,396            2
                                                   ---------         --------         ---------         --------         ----

SHAREHOLDERS' EQUITY
    Total shareholders' equity                       235,153           21,803           106,899              (10)          29
                                                   ---------         --------         ---------         --------         ----

    Total liabilities and
      shareholders' equity                         $ 550,952         $ 27,295         $ 145,814         $ 18,386         $ 31
                                                   =========         ========         =========         ========         ====
For the three months ended
   June 30, 2000

Revenues
  Income from rental properties                    $  15,725         $    166         $   5,090         $     39         $ --
  Interest Income                                        156               --               109               --           --
  Interest on direct financing leases                    110               --                --               --           --
  Other income                                            22            2,028                --               --           --
                                                   ---------         --------         ---------         --------         ----

    Total revenues                                    16,013            2,194             5,199               39           --
                                                   ---------         --------         ---------         --------         ----

Expenses
  Operating expenses of rental properties              3,613               30             1,326               17           --
  Interest expense                                     4,722               68               612               --           --
  Depreciation                                         2,646               19               873                8           --
  Amortization of debt costs                             133               --                --               --           --
  General and administrative                             707                1               181               38            1
                                                   ---------         --------         ---------         --------         ----

    Total expenses                                    11,821              118             2,992               63            1
                                                   ---------         --------         ---------         --------         ----

Equity in earnings (losses) of affiliates              2,051               --                --               --           --
                                                   ---------         --------         ---------         --------         ----

    Earnings before minority interest
      and gain on sales of properties                  6,243            2,076             2,207              (24)          (1)

Minority interest in operating
  partnership                                             --               --                --               --           --

Gain on sales of properties                               --               --                --               --           --
                                                   ---------         --------         ---------         --------         ----

    Net Earnings                                   $   6,243         $  2,076         $   2,207         $    (24)        $ (1)

For the six months ended June 30, 2000

Revenues
  Income from rental properties                    $  31,534         $    337         $  10,175         $     75         $ --
  Interest Income                                        246               --               234               --           --
  Interest on direct financing leases                    297               --                --               --           --
  Other income                                            44            4,074                --               --           --
                                                   ---------         --------         ---------         --------         ----

    Total revenues                                    32,121            4,411            10,409               75           --
                                                   ---------         --------         ---------         --------         ----

Expenses
  Operating expenses of rental
    properties                                         7,097               64             2,632               47           --
  Interest expense                                     9,439              137             1,227               --           --
  Depreciation                                         5,325               38             1,746               15           --
  Amortization of debt costs                             264                1                --               --           --
  General and administrative                           1,296                3               370               44            4
                                                   ---------         --------         ---------         --------         ----

    Total expenses                                    23,421              243             5,975              106            4
                                                   ---------         --------         ---------         --------         ----

Equity in earnings (losses) of affiliates              4,133               --                --               --           --
                                                   ---------         --------         ---------         --------         ----

    Earnings before minority interest
    and gain on sales of properties                   12,833            4,168             4,434              (31)          (4)

Minority interest in operating  partnership               --               --                --               --           --

Gain on sales of properties                            2,738               --                --               --           --
                                                   ---------         --------         ---------         --------         ----

    Net Earnings                                   $  15,571         $  4,168         $   4,434         $    (31)        $ (4)
                                                   =========         ========         =========         ========         ====

Net cash flows provided by (used in)
  operating activities                             $   8,210         $  3,923         $   6,042         $    (28)        $ (2)
                                                   =========         ========         =========         ========         ====
Net cash flows provided by (used in)
  investing activities                             $  10,911         $     --         $  (1,308)        $ (1,579)        $ --
                                                   =========         ========         =========         ========         ====
Net cash flows provided by (used in)
  financing activities                             $ (21,543)        $ (3,923)        $  (3,044)        $  1,683         $ --
                                                   =========         ========         =========         ========         ====

                                                               Consolidated
                                               Eliminating     IRT Property
                                                 Entries         Company
                                               -----------     ------------
 As of December 31, 2000

ASSETS
  Net rental properties                          $ (17,989)    $ 536,833
  Investment in affiliates                        (110,022)       17,342
  Other assets                                     (39,907)       20,385
                                                 ---------     ---------

    Total assets                                  (167,918)      574,560
                                                 =========     =========

LIABILITIES
  Mortgage notes payable                                --       116,509
  Senior Notes, net                                     --       124,714
  Indebtedness to banks                                 --        55,000
                                                 ---------     ---------
  Other liabilities                                (39,197)       43,184

    Total liabilities                              (39,197)      339,407
                                                 ---------     ---------

SHAREHOLDERS' EQUITY
    Total shareholders' equity                    (128,721)      235,153

    Total liabilities and
      shareholders' equity                       $(167,918)    $ 574,560
                                                 =========     =========
                                                 ---------     ---------

For the three months ended
   June 30, 2000

Revenues
  Income from rental properties                  $     (39)    $  20,981
  Interest Income                                       --           265
  Interest on direct financing leases                   --           110
  Other income                                      (2,050)           --
                                                 ---------     ---------

    Total revenues                                  (2,089)       21,356
                                                 ---------     ---------

Expenses
  Operating expenses of rental properties              (17)        4,969
  Interest expense                                      --         5,402
  Depreciation                                          (8)        3,538
  Amortization of debt costs                            --           133
  General and administrative                           (39)          889
                                                 ---------     ---------

    Total expenses                                     (64)       14,931
                                                 ---------     ---------

Equity in earnings (losses) of affiliates           (2,074)          (23)
                                                 ---------     ---------

    Earnings before minority interest
      and gain on sales of properties               (4,099)        6,402

Minority interest in operating
  partnership                                         (157)         (157)

Gain on sales of properties                             --            --

    Net Earnings                                 $  (4,256)    $   6,245
                                                 =========     =========

For the six months ended June 30, 2000

Revenues
  Income from rental properties                  $     (75)    $  42,046
  Interest Income                                       --           480
  Interest on direct financing leases                   --           297
  Other income                                      (4,118)           --
                                                 ---------     ---------

    Total revenues                                  (4,193)       42,823
                                                 ---------     ---------

Expenses
  Operating expenses of rental
    properties                                         (47)        9,793
  Interest expense                                      --        10,803
  Depreciation                                         (15)        7,109
  Amortization of debt costs                            --           265
  General and administrative                           (48)        1,669
                                                 ---------     ---------

    Total expenses                                    (110)       29,639
                                                 ---------     ---------

Equity in earnings (losses) of affiliates           (4,167)          (34)
                                                 ---------     ---------

    Earnings before minority interest
    and gain on sales of properties                 (8,250)       13,150

Minority interest in operating  partnership           (316)         (316)

Gain on sales of properties                             --         2,738
                                                 ---------     ---------

    Net Earnings                                 $  (8,566)    $  15,572
                                                 =========     =========

Net cash flows provided by (used in)
  operating activities                           $   3,138     $  21,283
                                                 =========     =========
Net cash flows provided by (used in)
  investing activities                           $  (3,606)    $   4,418
                                                 =========     =========
Net cash flows provided by (used in)
  financing activities                           $     612     $ (26,215)
                                                 =========     =========

NOTES:

(1) For the three and six months ended June 30, 2001, includes IRTMC, IRTAL, and IRTCCII. As of the year ended December 31, 2000 and for the three and six months ended June 30, 2000, includes IRTMC and IRTAL.

3.   Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. The effects of the conversion of the operating partnership units held by the minority interest are dilutive for the six months ended June 30, 2001 and the three and six months ended June 30, 2000 and have been included in the calculation of diluted earnings per share for those periods. The effects of the conversion of the operating partnership units have been excluded from the three months ended June 30, 2001 as they are anti-dilutive. For the three and six months ended June 30, 2001 and the six months ended June 30, 2000, the effects of the conversion of the 7.3% debentures have been included in the calculation of diluted earnings per share as they are dilutive. The effects of the conversion of such debentures have been excluded from the calculation of diluted earnings per share for the three months ended June 30, 2000 as they were anti-dilutive for that period. The effects of certain stock options and non-vested restricted stock, using the treasury stock method, have been included in the calculation of diluted earnings per share, as they are dilutive.


                                                                                                      Per Share
                                                                     Income           Shares            Amount
                                                                     ------           ------          ----------
(In thousands except per share amounts)

For the three months ended June 30, 2001
Basic net earnings available to shareholders                         $ 7,893            30,281            $0.26
                                                                                                          =====
Options outstanding                                                       --                92
Restricted Stock                                                          --                20
Conversion of 7.3% debentures                                            450             2,069
                                                                     -------           -------
Diluted net earnings available to shareholders                       $ 8,343            32,462            $0.26
                                                                     =======           =======            =====

For the three months ended June 30, 2000
Basic net earnings available to shareholders                         $ 6,245            31,761            $0.20
                                                                                                          =====
Options outstanding                                                       --                10
Minority interest of unitholders in operating partnership                157               816
                                                                     -------           -------
Diluted net earnings available to shareholders                       $ 6,402            32,587            $0.20
                                                                     =======           =======            =====

For the six months ended June 30, 2001
Basic net earnings available to shareholders                         $13,881            30,247            $0.46
                                                                                                          =====
Options outstanding                                                       --                65
Restricted Stock                                                           3
Minority interest of unitholders in operating partnership                305               816
Conversion of 7.3% debentures                                            900             2,069
                                                                     =======           =======
Diluted net earnings available to shareholders                       $15,086            33,200            $0.45
                                                                     =======           =======            =====

For the six months ended June 30, 2000
Basic net earnings available to shareholders                         $15,572            32,030            $0.49
                                                                                                          =====
Options outstanding                                                       --                 8
Minority interest of unitholders in operating partnership                316               816
Conversion of 7.3% debentures                                            900             2,069
                                                                     -------           -------
Diluted net earnings available to shareholders                       $16,788            34,923            $0.48
                                                                     -------           -------            -----

4.       Rental Properties



                                                            ACQUISITIONS

                                                               Square         Year        % Leased      Total Initial
 Acquired   Property Nam                 City, State           Footage        Built     at Acquisition      Cost          Cash Paid
 --------   ------------                 -----------           -------        -----     --------------  -------------     ---------
4/12/01   Unigold Shopping Center         Orlando, FL          102,985          1987          97%          $8,000          $7,903



-=================================================================================================================================

                                                             DISPOSITIONS

    Date                                                                  Square          Sales       Net Cash       Gain
    Sold     Property Name                   City, State                 Footage          Price       Proceeds       (Loss)
 --------   ------------                     ----------                  -------          -----     ------------      -----
    4/18/01  Eden Center                     Eden, NC                     56,355       $    3,950    $    3,830    $     742

     5/4/01  Old Phoenix National Bank       Medina County, Ohio          73,074            3,500         3,465        1,525

    5/31/01  Chadwick Square                 Hendersonville, NC           32,100            2,401         2,351          366

     6/8/01  Ft. Walton Beach Plaza          Ft. Walton Beach, FL         48,248            1,650         1,300         (135)
                                                                        ----------------------------------------------------
                                                                         209,777       $   11,501    $   10,946    $   2,498
                                                                        ----------------------------------------------------


         In connection with the sale of Ft. Walton Beach Plaza, the Company received a note for a second mortgage in the amount of $250. The note bears interest at 7.0%, payable monthly, and the entire principal balance of the note is due on July 1, 2003.

         Old Phoenix National Bank was classified and accounted for as a direct financing lease.

5.       Mortgage Notes Payable

     On April 19, 2001, the Company obtained non-recourse, secured loans totaling $20,740, on three shopping centers at a weighted average fixed interest rate of 7.17%. The loans are due and payable in ten years and the principal amortization is based on a thirty year amortization schedule. Costs associated with obtaining the secured loans totaled $366 and are being amortized over the term of the loan.

6.       7.3% Convertible Subordinated Debentures

         Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275 of debentures outstanding on June 30, 2001 are converted.

7.       Senior Notes

         On March 23, 2001, the Company established a Medium Term Note Program (the "MTN Program"), pursuant to the Company's shelf registration statement filed in January 2001, pursuant to which the Company may from time to time issue and sell up to $100,000 of medium term notes (the "Medium Term Notes"). The Medium Term Notes have a maturity of nine months or more from the date of issuance and are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, if any, by each of LP, IRTMC, IRTAL and IRTCCII.

         On March 29, 2001, pursuant to the MTN Program, the Company issued $50,000 of 7.77% senior notes due April 1, 2006. Interest on these senior notes is payable semi-annually on April 1 and October 1. Costs associated with the issuance of these senior notes totaled approximately $672 and are being amortized over the life of the notes. Proceeds of these notes were used to repay the $50,000 of 7.45% senior notes that matured April 1, 2001.

8.       Investment in Joint Venture

         IRTCII, a taxable subsidiary, was formed under the laws of Georgia in 1999. IRTCCII has the ability to develop properties, buy and sell properties, provide equity to developers and perform third party management, leasing and brokerage. As of December 31, 2000, the Company accounted for IRTCCII under the equity method of accounting, as the Company held 96% of the non-voting common stock and 1% of the voting common stock. The remaining voting common stock was held by an officer and a director of the Company. In March 2001 the Company purchased the remaining non-voting and voting common stock from such officer and director for approximately $2, which was the initial investment amount of such officer and director. As a result, as of June 30, 2001, IRTCCII is a wholly-owned taxable subsidiary of the Company.

9.       Treasury Stock

         On January 16, 2001, the Company completed the $25,000 stock repurchase program authorized by the Board of Directors in November 1999. The Company repurchased a total of 3,028,276 shares at an average price of $8.26 per share.

10.      Commitments and Contingencies

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

         During the six months ended June 30, 2001, the Company:

         - obtained cash proceeds of $50,000 from the issuance of the 7.77% senior unsecured notes,

         - obtained cash proceeds of $20,740 from obtaining non-recourse, secured loans on three shopping centers at a weighted average fixed interest rate of 7.17%.

         - obtained cash proceeds of approximately $11,260 upon the sales of four properties and recognized a gain of approximately $2,498 for financial reporting purposes,

         - obtained cash proceeds of approximately $931 upon the sales of two outparcels and recognized a gain of approximately $745 for financial reporting purposes, and

         - obtained cash, net of assets acquired, of $177 in the purchase of IRTCCII stock.

         During the six months ended June 30, 2001, the Company utilized funds of:

         - approximately $14,261 to pay dividends to the holders of the Company's common stock,

         - approximately $405 to repurchase outstanding shares of the Company's common stock,

         -        approximately $1,989 for development of land and properties,

         - approximately $3,426 for capital expenditures relating to operating properties,

         - approximately $7,903 for the acquisition of a shopping center investment,

         - approximately $1,078 for deferred financing costs in connection with the issuance of the 7.77% Senior Notes and the $20,740 of secured loans, and

         - $19,000 to repay a portion of the outstanding balance of the unsecured line of credit.


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


Material Changes in Results of Operations.

         During the three and six months ended June 30, 2001, rental income from the Company's portfolio of shopping center investments:

         - decreased approximately $150 and $28, respectively, for the core portfolio,

         - increased approximately $816 and $1,273, respectively, due to the acquisition of a shopping center in 2000 and one in the second quarter of 2001, and

         - decreased approximately $381 and $771, respectively, due to sales of three investments in 2001 and five investments in 2000.

         During the three and six months ended June 30, 2000, compared to the corresponding periods of 1999, rental income from the Company's portfolio of shopping center investments:

         - increased approximately $361 and $706, respectively, for the core portfolio,

         - increased approximately $0 and $502, respectively, due to the acquisition of two shopping centers in the first quarter of 1999, and

         - decreased approximately $683 and $1,278, respectively, due to sales of two investments in 2000 and four in 1999.

         Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $224 and $221 during the three months ended June 30, 2001 and 2000, respectively, and $817 and $820 during the six months ended June 30, 2001 and 2000, respectively. Percentage rental income is recorded upon collection based on the tenants' lease year end.

         Interest income during the three and six months ended June 30, 2001 decreased $117 and $200, respectively, due primarily to the interest charged to previously unconsolidated affiliates offset by interest accrued on development loans.

         During the three and six months ended June 30, 2001, operating expenses related to the Company's portfolio of real estate investments:

         - increased approximately $248 and $706, respectively, for the core portfolio,

         - increased approximately $210 and $367, respectively, due to the acquisition of a shopping center in 2000 and one in the second quarter of 2001, and

         - decreased approximately $65 and $178 due to sales of three investments in 2001 and five investments in 2000.

         During the three and six months ended June 30, 2000, operating expenses related to the Company's portfolio of real estate investments:

         - increased approximately $275 and $388, respectively, for the core portfolio,

         - increased approximately $0 and $125, respectively, due to the acquisition of two shopping centers in 1999, and

         - decreased approximately $181 and $311, respectively, due to the sales of two properties in 2000 and four in 1999.

         During the three and six months ended June 30, 2001, interest expense on mortgages increased approximately $262 and $196 primarily due to the addition in the second quarter of 2001 of the non-recourse, secured loans totaling $20,740, on three shopping centers at a weighted average fixed interest rate of 7.17%. The loans are due and payable in ten years and principal amortization is based on a thirty year amortization schedule.

         Interest expense on bank indebtedness decreased approximately $57 for the three months ended and increased $88 for the six months ended June 30, 2001, respectively. The Company had average borrowings of approximately $42,705 and $20,768 at effective interest rates of 6.88% and 7.6%, under its bank credit facility during the three months ended June 30, 2001 and 2000, respectively. The Company had average borrowings of approximately $24,251 and $20,505 at an effective interest rates of 7.3% for the six months ended June 30, 2001 and 2000, respectively. The Company incurred commitment fees of approximately $100 and $101 in 2001 and 2000, respectively, which are included in this interest expense.

         The net increase of $261 and $413 in depreciation expense for the three and six months ended June 30, 2001 was due to the acquisition of a real estate investment in the fourth quarter of 2000 and one in the second quarter of 2001, net of the effect of the disposition of three properties in the second quarter of 2001 and five properties in 2000.

         The net increase in general and administrative expense of approximately $224 and $414 for the three and six months ended June 30, 2001 was primarily due to an increase in development expenditures.

     Funds from Operations. The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition of such term, as net earnings on real estate less gains (losses) on sales of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible subordinated debentures and minority interest expenses ("OP Units") are added back to funds from operations when assumed conversion of the debentures and OP Units is dilutive. Conversion of the debentures and OP Units is dilutive and therefore assumed for the three and six months ended June 30, 2001 and 2000. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.


                                                     Three Months Ended             Six Months Ended
                                                           June 30,                    June 30,
                                                    ----------------------      -----------------------
                                                      2001          2000          2001           2000
                                                    --------       -------      --------       --------

NET EARNINGS                                        $  7,893       $ 6,245      $ 13,881       $ 15,572

  Gain on sales of properties                         (2,498)           --        (2,498)        (2,738)
    Depreciation (*)                                   3,735         3,483         7,390          6,999
  Amortization of capitalized leasing fees (*)           308           198           595            370
  Amortization of capitalized leasing income              37            32            88             74
                                                    --------       -------      --------       --------

FUNDS FROM OPERATIONS                                  9,475         9,958        19,456         20,277

  Interest on convertible debentures                     425           425           850            850
  Amortization of convertible debenture costs             25            25            50             50
  Amounts attributable to minority interests             313           223           446            447
                                                    --------       -------      --------       --------

FULLY DILUTED FUNDS FROM OPERATIONS                 $ 10,238       $10,631      $ 20,802       $ 21,624
                                                    ========       =======      ========       ========

FULLY DILUTED FUNDS FROM OPERATIONS PER SHARE       $   0.31       $  0.31      $   0.63       $   0.62
                                                    ========       =======      ========       ========

APPLICABLE WEIGHTED AVERAGE SHARES                    33,278        34,656        33,199         34,923
                                                    ========       =======      ========       ========

(*)  Net of amounts attributable to minority interests

Additional Information: The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments, for the straight line rent adjustment, for leasing fees paid and for principal amortization of mortgage notes payable during the three and six months ended June 30, 2001 (in thousands)

                                                       Three Months Ended      Six Months Ended
                                                       ------------------      ----------------
                                                           June 30,                June 30,
                                                        2001        2000        2001        2000
                                                       ------      ------      ------      ------

Straight line rent adjustment                          $  160      $   20      $  271      $   31
                                                       ======      ======      ======      ======

Revenue-generating capital expenditures
    Tenant Improvements - Anchors                      $1,500      $  460      $1,641      $1,255
    Tenant Improvements - Non anchors                     159         208         554         482
                                                       ------      ------      ------      ------
Total revenue-generating capital expenditures**        $1,659      $  668      $2,195      $1,737
                                                       ======      ======      ======      ======

Non revenue-generating capital expenditures            $1,126      $1,447      $1,514      $1,645
                                                       ======      ======      ======      ======

Lease fee payments                                     $  468      $  344      $  944      $  734
                                                       ======      ======      ======      ======

Scheduled principal amortization                       $  624      $  511      $1,225      $1,024
                                                       ======      ======      ======      ======

** Includes tenant improvements and capital expenditures to prepare spaces for leasing. Excludes expansions.

PART II.  OTHER INFORMATION


       Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

         The Company filed a Report on Form 8-K dated March 30, 2001 relating to the sale of $50,000,000 of its 7.77% Fixed Rate Senior Notes due 2006 (the "Notes") pursuant to the Company's $100,000,000 Medium Term Note Program (the "MTN Program"). No other reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                        IRT PROPERTY COMPANY


       Date:  August 14, 2001           /s/ Thomas H. McAuley
                                        ------------------------------------
                                        Thomas H. McAuley
                                        President & Chief Executive Officer


       Date:  August 14, 2001           /s/ James G. Levy
                                        ------------------------------------
                                        James G. Levy
                                        Executive Vice President &
                                        Chief Financial Officer