Form 10-Q
period 2001-09-30
IRT PROPERTY CO
filed 2001-11-13
CIK 311099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended     September 30, 2001
                                                ----------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Transition  Period  From  ________to  ________


                       Commission File Number      1-7859

                              IRT PROPERTY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                       58-1366611
--------------------------------            ------------------------------------
(State  or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation  or  organization)


200  Galleria  Parkway,  Suite  1400
          Atlanta,  Georgia                                        30339
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (Zip Code)


                               (770)  955-4406
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N/A
        -----------------------------------------------------------------
          (Former  name,  former  address  and  former  fiscal  year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]     No  [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding  at  November  13,  2001
------------------------------             ------------------------------------
Common  Stock,  $1  Par  Value                      30,489,489 Shares

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

Item  1.  Financial  Statements

                                IRT PROPERTY COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands, except share and per share amounts)


                                                                       September 30,    December 31,
                                                                           2001             2000
                                                                      ---------------  --------------
                                                                        (Unaudited)
ASSETS

Real estate investments:
     Rental properties                                                $      645,449   $     632,337
     Properties under development                                             15,110             679
                                                                      ---------------  --------------
                                                                             660,559         633,016
     Accumulated depreciation                                               (105,603)        (96,183)
                                                                      ---------------  --------------
          Net rental properties                                              554,956         536,833

     Equity investment in and advances to unconsolidated affiliates                -          17,342
     Net investment in direct financing leases                                 2,207           4,245
     Mortgage loans, net                                                       4,735           4,313
                                                                      ---------------  --------------
          Net real estate investments                                        561,898         562,733

Cash and cash equivalents                                                      1,562             831
Prepaid expenses and other assets                                             13,028          10,996
                                                                      ---------------  --------------

          Total assets                                                $      576,488   $     574,560
                                                                      ===============  ==============

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
     Mortgage notes payable, net                                      $      135,359   $     116,509
     7.3% convertible subordinated debentures, net                            23,275          23,275
     Senior notes, net                                                       124,750         124,714
     Indebtedness to banks                                                    36,000          55,000
     Accrued interest                                                          2,850           3,612
     Accrued expenses and other liabilities                                   11,854           8,316
                                                                      ---------------  --------------

          Total liabilities                                                  334,088         331,426

Commitments and contingencies (Note 11)

Minority interest payable                                                      7,815           7,981

Shareholders' equity:
     Preferred stock, $1 par value, authorized 10,000,000 shares;
          none issued                                                              -               -
     Common stock, $1 par value, 150,000,000 shares authorized;
          33,234,206 shares issued in 2001 and 2000, respectively             33,234          33,234
     Additional paid-in capital                                              272,145         272,040
     Deferred compensation/stock loans                                        (1,762)         (1,850)
     Treasury stock, at cost, 2,746,717 and 2,889,276 shares
          in 2001 and 2000, respectively                                     (22,818)        (23,883)
     Cumulative distributions in excess of net earnings                      (46,214)        (44,388)
                                                                      ---------------  --------------

          Total shareholders' equity                                         234,585         235,153
                                                                      ---------------  --------------

          Total liabilities and shareholders' equity                  $      576,488   $     574,560
                                                                      ===============  ==============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              IRT PROPERTY COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS
                 For the Three and Nine Months Ended September 30, 2001 and 2000
                                           (Unaudited)
                             (In thousands, except per share amounts)

                                                           Three Months Ended    Nine Months Ended
                                                              September 30,        September 30,
                                                           ------------------    ------------------
                                                             2001      2000        2001      2000
                                                           --------  --------    --------  --------
REVENUES:
     Income from rental properties                         $21,463   $21,333     $63,983   $63,379
     Interest income                                            92       287         372       767
     Interest on direct financing leases                        51       118         335       416
     Gain on sale of outparcel                                 258         -       1,003         -
                                                           --------  --------    --------  --------

          Total revenues                                    21,864    21,738      65,693    64,562
                                                           --------  --------    --------  --------

EXPENSES:
     Operating expenses of rental properties                 5,241     4,914      15,929    14,707
     Interest expense                                        5,723     5,499      17,202    16,301
     Depreciation                                            3,826     3,800      11,348    10,910
     Amortization of debt costs                                165       133         477       399
     General and administrative                              1,076     1,132       3,159     2,800
                                                           --------  --------    --------  --------

          Total expenses                                    16,031    15,478      48,115    45,117

Equity in loss of unconsolidated affiliates                      -       (16)         (4)      (50)
                                                           --------  --------    --------  --------

          Earnings before income taxes, minority interest
          and gain on sales of properties                    5,833     6,244      17,574    19,395

Income tax provision                                             -         -         (53)        -

Minority interest of unitholders in operating partnership     (117)     (143)       (422)     (459)

Gain on sales of properties                                      -       644       2,498     3,382
                                                           --------  --------    --------  --------

          NET EARNINGS                                     $ 5,716   $ 6,745     $19,597   $22,318
                                                           ========  ========    ========  ========

PER SHARE:
     Net earnings -- basic                                 $  0.19   $  0.21     $  0.65   $  0.70
                                                           ========  ========    ========  ========

     Net earnings -- diluted                               $  0.19   $  0.21     $  0.64   $  0.69
                                                           ========  ========    ========  ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                                  30,388    31,408      30,294    31,821
                                                           ========  ========    ========  ========
     Diluted                                                31,339    32,255      31,191    34,720
                                                           ========  ========    ========  ========

  The accompanying notes are an integral part of these consolidated statements.

                              IRT PROPERTY COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended September 30, 2001 and 2000
                                           (Unaudited)
                                         (In thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            --------------------
                                                                              2001       2000
                                                                            ---------  ---------
Cash flows from operating activities:
  Net earnings                                                              $ 19,597   $ 22,318
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                             11,348     10,910
     Gain on sale of operating properties                                     (2,498)    (3,382)
     Gain on sale of outparcels                                               (1,003)         -
     Minority interest of unitholders in partnership                            (153)      (117)
     Straight line rent adjustment                                              (370)       (83)
     Amortization of deferred compensation                                        88         93
     Amortization of debt costs and discounts                                    501        399
     Amortization of capitalized leasing income                                  119        117
     Changes in assets and liabilities:
       Decrease in accrued interest on debentures and senior notes              (762)         -
       Increase in interest receivable, prepaid expenses and other assets       (882)    (2,004)
       Increase in accrued expenses and other liabilities                      2,472      1,728
                                                                            ---------  ---------

Net cash flows from operating activities                                      28,457     29,979
                                                                            ---------  ---------

Cash flows used in investing activities:
  Additions to operating properties, net                                     (12,143)    (5,917)
  Additions to development properties, net                                    (6,451)         -
  Proceeds from sales of operating properties, net                            11,260     12,446
  Proceeds from sale of outparcels, net                                        1,330          -
  Investment in unconsolidated affiliates                                          -     (4,392)
  Purchase of unconsolidated affiliate, net of assets acquired                   177          -
  Distribution from dissolution of unconsolidated affiliate                       21          -
  Funding of mortgage loans                                                      (445)    (3,072)
  Collections of mortgage loans, net                                              23          7
                                                                            ---------  ---------

Net cash flows used in investing activities                                   (6,228)      (928)
                                                                            ---------  ---------

Cash flows used in financing activities:
  Cash dividends, net                                                        (21,422)   (22,180)
  Purchase of treasury stock                                                    (405)   (13,272)
  Exercise of stock options                                                    1,561        172
  Proceeds from mortgage notes payable                                        20,740          -
  Principal amortization of mortgage notes payable                            (1,890)    (1,546)
  Repayment of mortgage notes payable                                              -     (3,520)
  Proceeds from 7.77% senior notes issuance                                   50,000          -
  Repayment of 7.45% senior notes                                            (50,000)         -
  Increase (decrease) in bank indebtedness                                   (19,000)    10,823
  Payment of deferred financing costs                                         (1,082)         -
                                                                            ---------  ---------

Net cash flows used in financing activities                                  (21,498)   (29,523)
                                                                            ---------  ---------

Net increase (decrease) in cash and cash equivalents                             731       (472)

Cash and cash equivalents at beginning of period                                 831        514
                                                                            ---------  ---------

Cash and cash equivalents at end of period                                  $  1,562   $     42
                                                                            =========  =========

Supplemental disclosures of cash flow information:

  Total cash paid during period for interest                                $ 18,887   $ 17,111
                                                                            =========  =========

  The accompanying notes are an integral part of these consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000
                (Dollars in thousands, except per share amounts)


1.   Unaudited  Financial  Statements

     These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company ("IRTMC"), VW Mall, Inc., IRT Alabama, Inc. ("IRTAL") and IRT Capital Corporation II ("IRTCCII"), and its majority-owned subsidiary, IRT Partners L.P. ("LP") (collectively, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 2001 and 2000 have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

     As of December 31, 2000, the Company's investment in IRT Capital Corporation ("IRTCC") and IRTCCII was accounted for under the equity method of accounting. In January 2001, IRTCC was dissolved and the Company's investment in IRTCC was eliminated. In March 2001, the Company purchased the remaining voting and non-voting common stock of IRTCCII, making IRTCCII a wholly-owned subsidiary. See Note 9.

2.   Investment  in  and  Advances  to  Unconsolidated  Affiliates

     As of September 30, 2001, LP, IRTCCII, IRTAL and IRTMC guaranteed the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt. The guarantees are joint and several and full and unconditional.

                                                                               GUARANTORS
                                                                   --------------------------------                  CONSOLIDATED
                                                    IRT PROPERTY       COMBINED           IRT         ELIMINATING    IRT PROPERTY
                                                      COMPANY      SUBSIDIARIES(1)    PARTNERS, LP      ENTRIES        COMPANY
                                                   --------------  ----------------  --------------  -------------  --------------
AS OF SEPTEMBER 30, 2001
ASSETS
   Net rental properties                           $     391,249   $        26,179   $     137,528   $          -   $     554,956
   Investment in affiliates                              115,414                 -               -       (115,414)              -
   Other assets                                           37,753            30,569          24,735        (71,525)         21,532
                                                   --------------  ----------------  --------------  -------------  --------------

      Total assets                                       544,416            56,748         162,263       (186,939)        576,488
                                                   ==============  ================  ==============  =============  ==============

LIABILITIES
   Mortgage notes payable                                 93,602             4,113          37,644              -         135,359
   Senior Notes, net                                     124,750                 -               -              -         124,750
   Indebtedness to banks                                  36,000                 -               -              -          36,000
   Other liabilities                                      83,871            22,492           3,140        (63,709)         45,794
                                                   --------------  ----------------  --------------  -------------  --------------

      Total liabilities                                  338,223            26,605          40,784        (63,709)        341,903
                                                   --------------  ----------------  --------------  -------------  --------------

SHAREHOLDERS' EQUITY
      Total shareholders' equity                         206,193            30,143         121,479       (123,230)        234,585
                                                   --------------  ----------------  --------------  -------------  --------------

      Total liabilities and shareholders' equity   $     544,416   $        56,748   $     162,263   $   (186,939)  $     576,488
                                                   ==============  ================  ==============  =============  ==============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES
   Income from rental properties                   $      15,199   $           322   $       5,942   $          -   $      21,463
   Interest Income                                           190                 -             158           (256)             92
   Interest on direct financing leases                        51                 -               -              -              51
   Other income                                              284             2,477               -         (2,503)            258
                                                   --------------  ----------------  --------------  -------------  --------------

      Total revenues                                      15,724             2,799           6,100         (2,759)         21,864
                                                   --------------  ----------------  --------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties                 3,636                82           1,523              -           5,241
   Interest expense                                        5,054               193             732           (256)          5,723
   Depreciation                                            2,809                63             954              -           3,826
   Amortization of debt costs                                161                 1               3              -             165
   General and administrative                                746                62             268              -           1,076
                                                   --------------  ----------------  --------------  -------------  --------------

      Total expenses                                      12,406               401           3,480           (256)         16,031
                                                   --------------  ----------------  --------------  -------------  --------------

Equity in earnings (losses) of affiliates                  2,398                 -               -         (2,398)              -
                                                   --------------  ----------------  --------------  -------------  --------------

      Earnings before income taxes, minority
      interest and gain on sales of properties             5,716             2,398           2,620         (4,901)          5,833

Minority interest in operating  partnership                    -                 -               -           (117)           (117)
                                                   --------------  ----------------  --------------  -------------  --------------

      Net Earnings                                 $       5,716   $         2,398   $       2,620   $     (5,018)  $       5,716
                                                   ==============  ================  ==============  =============  ==============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES
   Income from rental properties                   $      45,498   $           945   $      17,540   $          -   $      63,983
   Interest Income                                           899                 -             328           (855)            372
   Interest on direct financing leases                       335                 -               -              -             335
   Other income                                              327             8,888             293         (8,505)          1,003
                                                   --------------  ----------------  --------------  -------------  --------------

      Total revenues                                      47,059             9,833          18,161         (9,360)         65,693
                                                   --------------  ----------------  --------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties                11,088               218           4,623              -          15,929
   Interest expense                                       15,534               479           2,044           (855)         17,202
   Depreciation                                            8,312               153           2,883              -          11,348
   Amortization of debt costs                                469                 2               6              -             477
   General and administrative                              2,223               170             762              4           3,159
                                                   --------------  ----------------  --------------  -------------  --------------

      Total expenses                                      37,626             1,022          10,318           (851)         48,115
                                                   --------------  ----------------  --------------  -------------  --------------

Equity in earnings (losses) of affiliates                  8,758                 -               -         (8,762)             (4)
                                                   --------------  ----------------  --------------  -------------  --------------

      Earnings before income taxes, minority
      interest and gain on sales of properties            18,191             8,811           7,843        (17,271)         17,574

Income tax provision                                           -               (53)              -              -             (53)

Minority interest in operating  partnership                    -                 -               -           (422)           (422)

Gain on sales of properties                                1,390                 -           1,108              -           2,498
                                                   --------------  ----------------  --------------  -------------  --------------

Net Earnings                                       $      19,581   $         8,758   $       8,951   $    (17,693)  $      19,597
                                                   ==============  ================  ==============  =============  ==============

Net cash flows provided by (used in)
operating activities                               $      19,796   $         7,738   $      10,666   $     (9,743)  $      28,457
                                                   ==============  ================  ==============  =============  ==============

Net cash flows (used in) provided by
investing activities                               $      (2,481)  $        (2,589)  $      (1,843)  $        685   $      (6,228)
                                                   ==============  ================  ==============  =============  ==============

Net cash flows (used in) provided by
financing activities                               $     (11,172)  $        (4,918)  $     (14,466)  $      9,058   $     (21,498)
                                                   ==============  ================  ==============  =============  ==============

                                                                                       GUARANTORS
                                                                   --------------------------------------------------
                                                    IRT PROPERTY       COMBINED           IRT          IRT CAPITAL
                                                      COMPANY      SUBSIDIARIES(1)    PARTNERS, LP    CORPORATION II
                                                   --------------  ----------------  --------------  ----------------
AS OF DECEMBER 31, 2000
ASSETS
   Net rental properties                           $     394,144   $         5,575   $     137,114   $        17,989
   Investment in affiliates                              127,364                 -               -                 -
   Other assets                                           29,444            21,720           8,700               397
                                                   --------------  ----------------  --------------  ----------------

      Total assets                                       550,952            27,295         145,814            18,386
                                                   ==============  ================  ==============  ================

LIABILITIES
   Mortgage notes payable                                 81,741             4,173          30,595                 -
   Senior Notes, net                                     124,714                 -               -                 -
   Indebtedness to banks                                  55,000                 -               -                 -
   Other liabilities                                      54,344             1,319           8,320            18,396
                                                   --------------  ----------------  --------------  ----------------

      Total liabilities                                  315,799             5,492          38,915            18,396
                                                   --------------  ----------------  --------------  ----------------

SHAREHOLDERS' EQUITY
      Total shareholders' equity                         235,153            21,803         106,899               (10)
                                                   --------------  ----------------  --------------  ----------------

      Total liabilities and shareholders' equity   $     550,952   $        27,295   $     145,814   $        18,386
                                                   ==============  ================  ==============  ================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
   Income from rental properties                   $      16,113   $           171   $       5,049   $            21
   Interest Income                                           217                 -              70                 -
   Interest on direct financing leases                       118                 -               -                 -
   Other income                                               20             1,846               -                 -
                                                   --------------  ----------------  --------------  ----------------

Total revenues                                            16,468             2,017           5,119                21
                                                   --------------  ----------------  --------------  ----------------

EXPENSES
Operating expenses of rental properties                    3,527                30           1,357                21
Interest expense                                           4,822                68             609                 -
Depreciation                                               2,908                19             873                 7
Amortization of debt costs                                   132                 1               -                 -
General and administrative                                   860                 1             271                 9
                                                   --------------  ----------------  --------------  ----------------

      Total expenses                                      12,249               119           3,110                37
                                                   --------------  ----------------  --------------  ----------------

Equity in earnings (losses) of affiliates                  1,881                 -               -                 -
                                                   --------------  ----------------  --------------  ----------------

      Earnings before minority interest and gain
      on sales of properties                               6,100             1,898           2,009               (16)

Minority interest in operating  partnership                    -                 -               -                 -

Gain on sales of properties                                  644                 -               -                 -
                                                   --------------  ----------------  --------------  ----------------

      Net Earnings                                 $       6,744   $         1,898   $       2,009   $           (16)
                                                   ==============  ================  ==============  ================

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
   Income from rental properties                   $      47,647   $           508   $      15,224   $            96
   Interest Income                                           463                 -             304                 -
   Interest on direct financing leases                       416                 -               -                 -
   Other income                                               64             5,920               -                 -
                                                   --------------  ----------------  --------------  ----------------

      Total revenues                                      48,590             6,428          15,528                96
                                                   --------------  ----------------  --------------  ----------------

EXPENSES
   Operating expenses of rental properties                10,623                94           3,990                68
   Interest expense                                       14,260               206           1,835                 -
   Depreciation                                            8,234                57           2,619                22
   Amortization of debt costs                                397                 2               -                 -
   General and administrative                              2,156                 3             641                53
                                                   --------------  ----------------  --------------  ----------------

      Total expenses                                      35,670               362           9,085               143
                                                   --------------  ----------------  --------------  ----------------

Equity in earnings (losses) of affiliates                  6,014                 -               -                 -
                                                   --------------  ----------------  --------------  ----------------

      Earnings before minority interest and gain
      on sales of properties                              18,934             6,066           6,443               (47)

Minority interest in operating  partnership                    -                 -               -                 -

Gain on sales of properties                                3,382                 -               -                 -
                                                   --------------  ----------------  --------------  ----------------

      Net Earnings                                 $      22,316   $         6,066   $       6,443   $           (47)
                                                   ==============  ================  ==============  ================

Net cash flows provided by (used in)
operating activities                               $      16,465   $         5,827   $       8,450   $          (107)
                                                   ==============  ================  ==============  ================

Net cash flows provided by (used in)
investing activities                               $       7,816   $             -   $      (2,301)  $        (6,793)
                                                   ==============  ================  ==============  ================

Net cash flows (used in) provided by
financing activities                               $     (28,602)  $        (5,813)  $      (2,298)  $         6,942
                                                   ==============  ================  ==============  ================

                                                                                    CONSOLIDATED
                                                     IRT CAPITAL     ELIMINATING    IRT PROPERTY
                                                    CORPORATION I      ENTRIES        COMPANY
                                                   ---------------  -------------  --------------
AS OF DECEMBER 31, 2000
ASSETS
   Net rental properties                           $            -   $    (17,989)  $     536,833
   Investment in affiliates                                     -       (110,022)         17,342
   Other assets                                                31        (39,907)         20,385
                                                   ---------------  -------------  --------------

      Total assets                                             31       (167,918)        574,560
                                                   ===============  =============  ==============

LIABILITIES
   Mortgage notes payable                                       -              -         116,509
   Senior Notes, net                                            -              -         124,714
   Indebtedness to banks                                        -              -          55,000
   Other liabilities                                            2        (39,197)         43,184
                                                   ---------------  -------------  --------------

      Total liabilities                                         2        (39,197)        339,407
                                                   ---------------  -------------  --------------

SHAREHOLDERS' EQUITY
      Total shareholders' equity                               29       (128,721)        235,153
                                                   ---------------  -------------  --------------

      Total liabilities and shareholders' equity   $           31   $   (167,918)  $     574,560
                                                   ===============  =============  ==============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
   Income from rental properties                   $            -   $        (21)  $      21,333
   Interest Income                                              -              -             287
   Interest on direct financing leases                          -              -             118
   Other income                                                 -         (1,866)              -
                                                   ---------------  -------------  --------------

Total revenues                                                  -         (1,887)         21,738
                                                   ---------------  -------------  --------------

EXPENSES
Operating expenses of rental properties                         -            (21)          4,914
Interest expense                                                -              -           5,499
Depreciation                                                    -             (7)          3,800
Amortization of debt costs                                      -              -             133
General and administrative                                      1            (10)          1,132
                                                   ---------------  -------------  --------------

      Total expenses                                            1            (38)         15,478
                                                   ---------------  -------------  --------------

Equity in earnings (losses) of affiliates                       -         (1,897)            (16)
                                                   ---------------  -------------  --------------

      Earnings before minority interest and gain
      on sales of properties                                   (1)        (3,746)          6,244

Minority interest in operating  partnership                     -           (143)           (143)

Gain on sales of properties                                     -              -             644
                                                   ---------------  -------------  --------------

      Net Earnings                                 $           (1)  $     (3,889)  $       6,745
                                                   ===============  =============  ==============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
   Income from rental properties                   $            -   $        (96)  $      63,379
   Interest Income                                              -              -             767
   Interest on direct financing leases                          -              -             416
   Other income                                                 -         (5,984)              -
                                                   ---------------  -------------  --------------

      Total revenues                                            -         (6,080)         64,562
                                                   ---------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties                      -            (68)         14,707
   Interest expense                                             -              -          16,301
   Depreciation                                                 -            (22)         10,910
   Amortization of debt costs                                   -              -             399
   General and administrative                                   5            (58)          2,800
                                                   ---------------  -------------  --------------

      Total expenses                                            5           (148)         45,117
                                                   ---------------  -------------  --------------

Equity in earnings (losses) of affiliates                       -         (6,064)            (50)
                                                   ---------------  -------------  --------------

      Earnings before minority interest and gain
      on sales of properties                                   (5)       (11,996)         19,395

Minority interest in operating  partnership                     -           (459)           (459)

Gain on sales of properties                                     -              -           3,382
                                                   ---------------  -------------  --------------

      Net Earnings                                 $           (5)  $    (12,455)  $      22,318
                                                   ===============  =============  ==============

Net cash flows provided by (used in)
operating activities                               $           (3)  $       (653)  $      29,979
                                                   ===============  =============  ==============

Net cash flows provided by (used in)
investing activities                               $            -   $        350   $        (928)
                                                   ===============  =============  ==============

Net cash flows (used in) provided by
financing activities                               $            -   $        248   $     (29,523)
                                                   ===============  =============  ==============

NOTES:
(1)  As  of September 30, 2001 and for the three and nine months ended September 30, 2001, includes IRTMC, IRTAL, and
     IRTCCII. As  of  December  31, 2000 and for the three and nine months ended September 30, 2000, includes IRTMC and IRTAL.

3.   Earnings  Per  Share

     Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. The effects of the conversion of the operating partnership units held by the minority interest are dilutive for the three and nine months ended September 30, 2001 and 2000 and have been included in the calculation of diluted earnings per share for those periods. For the nine months ended September 30, 2000, the effects of the conversion of the 7.3% debentures have been included in the calculation of diluted earnings per share as they are dilutive. The effects of the conversion of such debentures have been excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2001 and the three months ended September 30, 2000 as they were anti-dilutive for those periods. The effects of certain stock options and non-vested restricted stock, using the treasury stock method, have been included in the calculation of diluted earnings per share, as they are dilutive for all periods presented.

                                                                              Per Share
                                                            Income   Shares    Amount
                                                            -------  ------   ---------
(In thousands except per share amounts)
For the three months ended September 30, 2001
----------------------------------------------------------
Basic net earnings available to shareholders                $ 5,716  30,388     $  0.19
                                                                                =======
Options outstanding                                               -     106
Restricted Stock                                                  -      29
Minority interest of unitholders in operating partnership       117     816
                                                            -------  ------
Diluted net earnings available to shareholders              $ 5,833  31,339     $  0.19
                                                            =======  ======     =======


For the three months ended September 30, 2000
----------------------------------------------------------
Basic net earnings available to shareholders                $ 6,745  31,408     $  0.21
                                                                                =======
Options outstanding                                               -      31
Minority interest of unitholders in operating partnership       143     816
                                                            -------  ------
Diluted net earnings available to shareholders              $ 6,888  32,255     $  0.21
                                                            =======  ======     =======


For the nine months ended September 30, 2001
----------------------------------------------------------
Basic net earnings available to shareholders                $19,597  30,294     $  0.65
                                                                                =======
Options outstanding                                               -      78
Restricted Stock                                                  -       3
Minority interest of unitholders in operating partnership       422     816
                                                            -------  ------
Diluted net earnings available to shareholders              $20,019  31,191     $  0.64
                                                            =======  ======     =======


For the nine months ended September 30, 2000
----------------------------------------------------------
Basic net earnings available to shareholders                $22,318  31,821     $  0.70
                                                                                =======
Options outstanding                                               -      14
Minority interest of unitholders in operating partnership       459     816
Conversion of 7.3% debentures                                 1,349   2,069
                                                            -------  ------
Diluted net earnings available to shareholders              $24,126  34,720     $  0.69
                                                            =======  ======     =======

4.   Rental  Properties

                                                        ACQUISITIONS

   Date                                                        Square    Year        % Leased      Total Initial
  Acquired          Property Name            City, State       Footage   Built    at Acquisition       Cost        Cash Paid
------------  -------------------------  --------------------  -------  -------  ----------------  -------------   ----------
4/12/01       Unigold Shopping Center    Orlando, FL           102,985     1987          97%           $8,000      $    7,903


=============================================================================================================================


                                                       DISPOSITIONS

   Date                                                        Square   Sales      Net        Gain
   Sold            Property Name             City, State       Footage  Price    Proceeds     (Loss)
------------  -------------------------  --------------------  -------  -------  ---------   -------

4/18/01       Eden Center                Eden, NC               56,355  $ 3,950  $   3,830   $  742

5/4/01        Old Phoenix National Bank  Medina County, Ohio    73,074    3,500      3,465    1,525

5/31/01       Chadwick Square            Hendersonville, NC     32,100    2,401      2,351      366

6/8/01        Ft. Walton Beach Plaza     Ft. Walton Beach, FL   48,248    1,650      1,300     (135)
                                                               -------  -------  ---------   -------

                                                               209,777  $11,501  $  10,946   $2,498
                                                               =======  =======  =========   =======

     In connection with the sale of Ft. Walton Beach Plaza, the Company received a note for a second mortgage in the amount of $250. The note bears interest at 7.0%, payable monthly, and the entire principal balance of the note is due on July 1, 2003.


     Old Phoenix National Bank was classified and accounted for as a direct financing lease.

5.   Development  Properties

     On September 14, 2001, the Company purchased a 14.1 acre site, for $3,500, in Lawrenceville, Georgia for the development of the Shops of Huntcrest. The Company immediately started development of the 97,000 square foot shopping center, anchored by a 54,340 square foot Publix, and expects completion by September, 2002.

6.   Mortgage  Notes  Payable

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

7.   7.3%  Convertible  Subordinated  Debentures

     Based upon the $11.25 conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the remaining $23,275 of debentures outstanding on June 30, 2001 are converted.

8.   Senior  Notes

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

9.   Investment  in  Joint  Venture

     IRTCCII, a taxable subsidiary, was formed under the laws of Georgia in 1999. IRTCCII has the ability to develop properties, buy and sell properties, provide equity to developers and perform third party management, leasing and brokerage. As of December 31, 2000, the Company accounted for IRTCCII under the equity method of accounting, as the Company held 96% of the non-voting common stock and 1% of the voting common stock. The remaining voting common stock was held by an officer and a director of the Company. In March, 2001, the Company purchased the remaining non-voting and voting common stock from such officer and director for approximately $2, which was the initial investment amount of such officer and director. As a result, as of September 30, 2001, IRTCCII is a wholly-owned taxable subsidiary of the Company.



10.  Treasury  Stock

     On January 16, 2001, the Company completed the $25,000 stock repurchase program authorized by the Board of Directors in November 1999. The Company repurchased a total of 3,028,276 shares at an average price of $8.26 per share.

11.  Commitments  and  Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars  in  thousands)

Material  Changes  in  Financial  Condition.

     During the nine months ended September 30, 2001, the Company obtained cash proceeds of:

- approximately $50,000 from the issuance of the 7.77% senior unsecured notes,

- approximately $20,740 from obtaining non-recourse, secured loans on three shopping centers at a weighted average fixed interest rate of 7.17%,

- approximately $11,260 upon the sales of four properties and recognized a gain of approximately $2,498 for financial reporting purposes,

- approximately $1,330 upon the sales of three outparcels and recognized a gain of approximately $1,003 for financial reporting purposes, and

- approximately $177, net of assets acquired, in the purchase of IRTCCII stock.

     During the nine months ended September 30, 2001, the Company utilized funds of:

- approximately $21,422 to pay dividends to the holders of the Company's common stock,

- approximately $405 to repurchase outstanding shares of the Company's common stock,

-    approximately  $6,451  for  development  of  land  and  properties,

- approximately $4,240 for capital expenditures relating to operating properties,

-    approximately  $7,903 for the acquisition of a shopping center investment,

-    approximately  $50,000  to  repay  the  7.45%  senior  unsecured  notes,

- approximately $1,082 for deferred financing costs in connection with the issuance of the 7.77% Senior Notes and the $20,740 of secured loans, and

- approximately $19,000 to repay a portion of the outstanding balance of the unsecured line of credit.

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

Material  Changes  in  Results  of  Operations.

     During the three and nine months ended September 30, 2001, rental income from the Company's portfolio of shopping center investments:

- decreased approximately $285 and $36, respectively, for the core portfolio,

- increased approximately $805 and $2,078, respectively, due to the acquisition of a shopping center in 2000 and one in the second quarter of 2001, and

- decreased approximately $390 and $1,438, respectively, due to sales of three investments in 2001 and five investments in 2000.

     During the three and nine months ended September 30, 2000, compared to the corresponding periods of 1999, rental income from the Company's portfolio of shopping center investments:

- increased approximately $1,187 and $1,645, respectively, for the core portfolio, including a one time lease termination payment of $1,189, and a one-time write-off of $223 of accounts receivable,

- increased approximately $29 and $531, respectively, due to the acquisition of two shopping centers in the first quarter of 1999, and

- decreased approximately $416 and $1,446, respectively, due to sales of two investments in the first quarter of 2000, one sale during the third quarter of 2000, and four in the second quarter of 1999.

     Percentage rentals received from shopping center investments, excluding percentage rentals received from the two Wal-Mart investments classified as direct financing leases, totaled approximately $57 and $133 during the three months ended September 30, 2001 and 2000, respectively, and $874 and $953 during the nine months ended September 30, 2001 and 2000, respectively. Percentage rental income is recorded upon collection based on the tenants' lease year end.

     Interest income during the three and nine months ended September 30, 2001 decreased $195 and $395, respectively, due primarily to the interest charged to previously unconsolidated affiliates offset by interest accrued on development loans.

     During  the  three  and  nine  months  ended  September 30, 2001, operating
expenses  related  to  the   Company's  portfolio  of  real  estate investments:

- increased approximately $198 and $874, respectively, for the core portfolio,

- increased approximately $224 and $591, respectively, due to the acquisition of a shopping center in 2000 and one in the second quarter of 2001, and

- decreased approximately $95 and $243 due to sales of three investments in 2001 and five investments in 2000.

     During the three and nine months ended September 30, 2000, operating expenses related to the Company's portfolio of real estate investments:

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

     During the three and nine months ended September 30, 2001, interest expense on mortgages increased approximately $333 and $529 primarily due to the addition in the second quarter of 2001 of the non-recourse, secured loans totaling $20,740, on three shopping centers at a weighted average fixed interest rate of 7.17%. The loans are due and payable in ten years and principal amortization is based on a thirty year amortization schedule.

     Interest expense on bank indebtedness decreased approximately $156 for the three months ended and increased $290 for the nine months ended September 30, 2001, respectively. The Company had average borrowings of approximately $34,605 and $24,846 at effective interest rates of 4.56% and 7.92%, under its bank credit facility during the three months ended September 30, 2001 and 2000, respectively. The Company had average borrowings of approximately $33,040 and $22,131 at effective interest rates of 6.85% and 7.51% for the nine months ended September 30, 2001 and 2000, respectively. The Company incurred commitment fees of approximately $161 and $151 for the nine months ended September 30, 2001 and 2000, respectively, which are included in this interest expense.

     The net increase of $26 and $438 in depreciation expense for the three and nine months ended September 30, 2001 was due to the acquisition of a real estate investment in the fourth quarter of 2000 and one in the second quarter of 2001, net of the effect of the disposition of three properties in the second quarter of 2001 and five properties in 2000.

     The net decrease in general and administrative expense of approximately $56 for the three months ended September 30, 2001 was primarily due to the closing of a regional office in the second quarter of 2001 and increase of approximately $359 for the nine months ended September 30, 2001 was primarily due to an increase in employment expenditures related to development activities.

      Funds  from  Operations.  The  Company  defines  funds  from  operations,
      -----------------------
consistent with the National Association of Real Estate Investment Trust's ("NAREIT") definition of such term, as net earnings on real estate less gains (losses) on sales of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible subordinated debentures and minority interest expenses ("OP Units") are added back to funds from operations when assumed conversion of the debentures and OP Units is dilutive. Conversion of the debentures and OP Units is dilutive and therefore assumed for the three and nine months ended September 30, 2001 and 2000. Management believes funds from operations should be considered along with, but not as an alternative to, net income as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                  -------------------     --------------------
                                                   2001        2000         2001        2000
                                                  -------    --------     --------    --------
NET EARNINGS                                      $ 5,716    $ 6,745      $19,597     $22,318

     Gain on sales of properties                        -       (644)      (2,498)     (3,382)
     Depreciation  *                                3,770      3,724       11,160      10,723
     Amortization of capitalized leasing fees  *      319        211          914         582
     Amortization of capitalized leasing income        32         44          120         117
                                                  -------    --------     --------    --------

FUNDS FROM OPERATIONS                               9,837     10,080       29,293      30,358

     Interest on convertible debentures               425        425        1,274       1,274
     Amortization of convertible debenture costs       25         25           75          75
     Amounts attributable to minority interests       177        209          624         656
                                                  -------    --------     --------    --------

FULLY DILUTED FUNDS FROM OPERATIONS               $10,464    $10,739      $31,266     $32,363
                                                  =======    ========     ========    ========

FULLY DILUTED FUNDS FROM OPERATIONS PER SHARE     $  0.31    $  0.31      $  0.94     $  0.93
                                                  =======    ========     ========    ========


APPLICABLE WEIGHTED AVERAGE SHARES                 33,407     34,324       33,260      34,720
                                                  =======    ========     ========    ========

*  Net  of  amounts  attributable  to  minority  interests

Additional Information: The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments, for the straight line rent adjustment, for leasing fees paid and for principal amortization of mortgage notes payable during the three and nine months ended September 30, 2001 (in thousands).

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,        September 30,
                                                 ------------------     -----------------
                                                 2001         2000          2001       2000
                                                 -----       ------       ------     ------
Straight line rent adjustment                    $  99       $   52       $  370     $   83
                                                 =====       ======       ======     ======

Revenue-generating capital expenditures
     Tenant Improvements - Anchors               $  10       $  623       $1,651     $1,083
     Tenant Improvements - Non anchors             332          470          886        952
                                                 -----       ------       ------     ------
Total revenue-generating capital expenditures**  $ 342       $1,093       $2,537     $2,035
                                                 =====       ======       ======     ======

Non revenue-generating capital expenditures      $ 650       $  934       $2,164     $2,580
                                                 =====       ======       ======     ======

Lease fee payments                               $ 487       $  414       $1,431     $1,148
                                                 =====       ======       ======     ======

Scheduled principal amortization                 $ 665       $  522       $1,890     $1,547
                                                 =====       ======       ======     ======

** Includes tenant improvements and capital expenditures to prepare spaces for leasing. Excludes expansions.

PART II.  OTHER INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K.

     (a)  Exhibits.

          None.

     (b)  Reports  on  Form  8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.



                                       IRT  PROPERTY  COMPANY



Date:     November  13,  2001          /s/  Thomas  H.  McAuley
-----     -------------------          ------------------------
                                       Thomas  H.  McAuley
                                       President  &  Chief  Executive  Officer


Date:     November  13,  2001          /s/  James  G.  Levy
-----     -------------------          ------------------------
                                       James  G.  Levy
                                       Executive  Vice  President  &
                                       Chief  Financial  Officer