Form 10-K405
period 2001-12-31
IRT PROPERTY CO
filed 2002-03-25
CIK 311099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For  the  Fiscal  Year  Ended  December  31, 2001

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                    For  the Transition Period From __________to__________

                          Commission File Number 1-7859

                              IRT PROPERTY COMPANY
             (Exact name of registrant as specified in its charter)


                  GEORGIA                              58-1366611
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


       200 GALLERIA PARKWAY, SUITE 1400
               ATLANTA, GEORGIA                              30339
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (770) 955-4406

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
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

     As of March 15, 2002, the aggregate market value of the 30,217,130 common shares held by nonaffiliates of the registrant was $348,403,510 based upon the closing price of $11.53 on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all common shares reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 15, 2002, there were 30,541,026 outstanding shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III (Items 10, 11, 12 and 13) of this report is incorporated by reference to the registrant's definitive proxy statement, to be filed pursuant to Regulation 14A (the "Proxy Statement"), for the 2002 Annual Meeting of Shareholders of the Company, to be held on May 30, 2002. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III of this report, no other portions of the Proxy Statement shall be deemed so incorporated.


                                    FORM 10-K
                       FISCAL YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS



ITEM                                                                         PAGE
----                                                                         ----
PART I
 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .    20
 4.    Submission of Matters to a Vote of Security Holders. . . . . . . . .    20

PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters    21
6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .    22
7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . .    23
8.    Financial Statements and Supplementary Data . . . . . . . . . . . . .    38
9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . . . .    76

PART III

10.   Directors and Executive Officers of the Registrant. . . . . . . . . .    76
11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .    76
12.   Security Ownership of Certain Beneficial Owners and Management. . . .    76
13.   Certain Relationships and Related Transactions. . . . . . . . . . . .    76

PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K . . .    76

                                     PART I
     Unless the context otherwise requires, all references to "we," "our" or "us" in this report refer collectively to IRT Property Company and its subsidiaries ("IRT" or the "Company"), including IRT Partners, L.P., IRT Management Company, IRT Capital Corporation II, VW Mall, Inc. and IRT Alabama.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

     -    tenant  bankruptcies  and  closings;

     - the general financial condition of, or possible mergers or acquisitions involving, our tenants and competitors;

     -    competition;

     -    changes  in interest rates and national and local economic conditions;

     -    possible  environmental  liabilities;

     -    the  availability,  cost  and  terms  of  financing;

     - our ability to identify, acquire, construct or develop additional properties that result in the returns anticipated or sought;

     - our ability to effectively integrate properties or portfolio acquisitions or other mergers or acquisitions; and

     - the factors and risks identified in this report under the heading "Risk Factors."

     You should also carefully consider any other factors contained in this report, including the information incorporated by reference into this report. You should pay particular attention to those factors discussed in any of our other filings with the Securities and Exchange Commission under the heading "Risk Factors." You should not rely on the information contained in any forward-looking statements, and you should not expect us to update or revise any forward-looking statements.

ITEM  1.      BUSINESS

ORGANIZATION

     IRT Property Company ("IRT" or the "Company") was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers throughout the southeastern United States. The Company's investment portfolio consists of 87 shopping centers, three shopping center investments, four development properties, one industrial property and four mortgage loans. The 87 shopping centers and the three shopping center investments total approximately 9.7 million square feet of retail space, located in eleven southeastern states. IRT shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

     The Company has four wholly-owned subsidiaries. VW Mall, Inc. ("VWM") was formed in July 1994, but is currently inactive. IRT Alabama, Inc. ("IRTAL") was formed in August 1997 to purchase Madison Centre in Madison, Alabama, which it continues to own, but it conducts no significant operations beyond this property. IRT Management Company ("IRTMC") was formed in 1990 and currently holds 93.3% of the operating units of IRT Partners L.P.

     IRT Capital Corporation II ("IRTCCII") is a taxable real estate investment trust ("REIT") subsidiary formed under the laws of Georgia in 1999. IRTCCII elected on March 15, 2001 to become a taxable REIT subsidiary pursuant to the Tax Relief Extension Act of 1999, as amended (the "REIT Modernization Act of 1999"). Although IRTCCII is primarily used by the company to develop properties, it also has the ability to buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage operations.

     The Company also serves as sole general partner of IRT Partners, L.P. ("LP"), a Georgia limited partnership formed in 1998 to enhance the Company's acquisition opportunities through a "downreit" structure. This structure offers potential sellers the ability to make a tax-deferred sale of their real estate investment in exchange for Operating Partnership Units ("OP Units") of LP. OP Units receive the same distributions as the Company's common stock and are redeemable for shares of the Company's common stock. IRT and IRTMC, together, owned approximately 94.3% of LP as of December 31, 2001. The accounts of LP are included in the consolidated financial statements included in this report.

REIT  QUALIFICATION  AND  SHAREHOLDER  TAXATION

     The Company has elected since its inception to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). In accordance with the Code, a REIT must distribute at least 90% (95% prior to 2001) of its taxable income to its shareholders each year and meet certain other qualifications as prescribed by the Code. If all qualifications are met, the Company will not be taxed on that portion of its taxable income which is distributed to its shareholders. This treatment of REIT distributions allows us to pass through substantially all of our earnings to our shareholders without paying federal or state income tax at the corporate level, thus effectively eliminating a significant portion of the double taxation (initially at the corporate level and then again at the shareholder level) that usually results from investments in corporations. For the special provisions applicable to REITs, see Sections 856-860 of the Code. IRT intends to continue to elect to be treated and to continue to qualify as a REIT under the Code.

     If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax, at regular corporate tax rates, on its taxable income. The Company may be disqualified from treatment as a REIT for the four taxable years following the year during which REIT qualification is lost.

This would reduce the net earnings of the Company available for investment or distribution to our shareholders because of the additional tax liability. In addition, distributions to our shareholders would no longer be required, which would likely substantially reduce or even eliminate any dividends paid by the Company to its shareholders. Even if the Company maintains its qualification for taxation as a REIT, the Company also may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

     For most of the Company's U.S. shareholders, amounts distributed by the Company out of current accumulated earnings and profits are includable as ordinary income for federal income tax purposes unless properly designated by the Company as capital gain dividends. Generally, if the Company makes distributions in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, thereby reducing the tax basis of the shareholder's shares until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of the Company's shares.

INVESTMENT  PHILOSOPHY

     The Company's fundamental business is the ownership of real estate investments in income-producing properties. We concentrate on neighborhood and community shopping centers in the southeastern United States. The Company's investment portfolio includes 87 shopping centers, three shopping center investments, four development properties, one industrial property and four mortgage loans. For a description of the Company's individual investments and material developments during 2001 regarding these investments and the Company as a whole, please refer to Item 2, Item 7 and Item 8 included elsewhere within this report and the Company's Annual Report to Shareholders for the year ended December 31, 2001.

     The Company's mission is to maximize growth and long-term real estate value while providing attractive annual returns for our shareholders. The Company seeks to achieve this mission through strategic property location and tenant diversification, developments and capital recycling and acquisitions and dispositions.

Property  Location  and  Tenant  Diversification
     The Company owns and operates 87 shopping centers in ten states primarily located in Florida (25), Georgia (20), Louisiana (14) and North Carolina (13). We have developed a regional as well as local expertise since operating investments within the southeastern U.S. since 1969.

     Within the respective states, over 80% of IRT's properties, based on gross leasable area ("GLA") and rental revenues, are located in primary and secondary markets. IRT defines primary markets as those that have a metropolitan statistical area ("MSA") population of greater than 1 million people. Secondary markets have a MSA population between 250,000 and 1 million. IRT considers markets with MSA population under 250,000 to be tertiary markets. The Company places emphasis on obtaining and maintaining shopping centers in primary or secondary markets and reducing the number of shopping centers in tertiary markets.

     On average, within a three mile radius of our shopping centers, there is an estimated population of 44,516 with a median household income of $43,876. We locate our shopping centers to have clear visibility for our tenants and close to residential communities to allow convenient access by neighborhood shoppers.

     The Company emphasizes a diverse and stable tenant base for our shopping centers. We have over 1,000 different tenants with primarily necessity-oriented retailers as anchors. Necessity-oriented anchors include supermarkets, such as Publix, Kroger and Bi-Lo; drug stores, such as Eckerds, CVS Drugs and Walgreen's; national value retailers, such as Wal-Mart, Bed Bath & Beyond and Office Depot; and department stores, such as Stein Mart, TJ Maxx and Big Lots. As of December 31, 2001, the Company's five largest tenants, as a percentage of revenues, are Publix (8.6%), Kroger (6.8%), Wal-Mart (4.9%), Kmart (4.5%) and Winn Dixie (2.7%). These necessity oriented retailers help maintain a steady traffic flow for our centers and our tenants.

Developments  and  Capital  Recycling
     The Company initiated a development program with the creation of IRTCCII. The Company maintains a conservative approach toward development and manages the development risk primarily by purchasing the land for development only after anchor lease execution and pre-leasing the development before commencement of construction.

     During 2001, we completed the first development property, Regency Square, a 85,864 square foot shopping center, located in Port Richey, Florida and anchored by a 44,270 square foot Publix. The Company is in the process of developing four shopping centers for an aggregate of approximately 423,000 square feet and continues to search for other development opportunities.

     Existing properties are continuously reviewed by the Company for revenue growth potential. Appropriate programs to renovate and modernize properties are designed and implemented in order to improve leasing arrangements and tenant retention, thereby increasing rental revenues and property values. In addition to the continual investment in the shopping centers, the Company is in the process of three shopping center expansions for a total of 49,887 square feet. The Company mitigates the investment risk by usually extending the anchor's lease term in connection with an expansion.

Acquisitions  and  Dispositions
     In making new real estate investments, the Company intends to continue to place primary emphasis on obtaining an equity interest in well-located, income producing properties with attractive yields and potential for increases in income and capital appreciation. The Company focuses on neighborhood and community shopping centers, primarily in the southeastern United States; however, the company will consider acquisitions in other regions. Also, the Company continually reviews, considers and evaluates mergers and acquisitions with companies engaged in businesses similar or complementary to ours.

     The Company also considers the disposition or exchange of existing investments in order to improve its investment portfolio. During 1999, the Company identified those investments that are in tertiary markets and focused its efforts to sell these properties. During 1999, 2000 and 2001 the Company has four, five and three shopping centers, respectively, for approximately $37.8 million.

OPERATING  PHILOSOPHY

     The Company directly provides property management and leasing services for all of its operating properties. Self-management enables the Company to emphasize and more closely control leasing and property management. Internal property management also provides the Company opportunities for operating efficiencies by enabling it to acquire additional properties without proportionate increases in property management expenses. The Company's property management program is staffed by property management and leasing professionals located in offices in Atlanta, Georgia; Orlando, Florida; Ft. Lauderdale,
Florida and New Orleans, Louisiana. During 2000, the Company upgraded its internal systems to allow information access for all southeastern locations, thereby improving communication and information transmittal between the regional offices and corporate headquarters.

     The Company has principal offices in Atlanta, Georgia and presently employs a total of 63 people located in its four southeastern locations. Since its founding in 1969, the Company has successfully operated and grown through three major real estate recessions. The Company believes its management has the experience and expertise necessary to preserve values and enhance future operating performance.

FINANCIAL  PHILOSOPHY

     Maintaining a conservative capital structure that allows the Company continued cost-effective access to the capital markets is an important element of the Company's growth strategy. The Company believes its financial position as of December 31, 2001, including the following measures, demonstrates management's discipline in applying conservative capital policies:

     -    Long-term variable rate debt was 16.0% of total market capitalization.
     - Unencumbered real estate assets as a percentage of real estate investments at cost was 66% as only 25 out of the 90 shopping center investments were encumbered.

     The Company currently has an effective shelf registration statement pursuant to which the Company may issue up to $300 million of common stock, preferred stock, depositary shares, debt securities and warrants. As of December 31, 2001, the Company had issued $50 million in debt securities from the shelf registration, and the Company issued an additional $25 million of debt securities in January 2002, leaving $225 million of securities available for issuance under the shelf registration statement.

     The Company presently anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and the payment of dividends. The Company intends to finance future acquisitions and developments with additional secured or unsecured borrowings, its revolving credit facility, proceeds from property sales, the issuance of OP Units of LP or the issuance of common or preferred stock of the Company. The Company intends to closely monitor and review such financing activity to ensure compliance with certain covenants and restrictions and to maintain the Company's investment grade bond rating.

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

     In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, other real estate investment trusts and other domestic real estate companies, such as Weingarten Realty Investors, Regency Realty Corporation, JDN Realty Corporation and Equity One, Inc. With respect to properties presently owned by the Company or in which it has investments, the Company and its tenants and borrowers compete with other owners of like properties, such as Weingarten Realty Investors, Regency Realty Corporation, JDN Realty Corporation and Equity One, Inc., for tenants and/or customers depending on the nature of the investment. Management believes that the Company is well positioned to compete effectively for new investments and tenants.

     For any borrowed funds that may be used in new investment activity, the Company would be in competition with other borrowers seeking both secured and unsecured borrowings in the banking, real estate lending and public debt markets.

REGULATION

     The Company is subject to federal, state and local environmental regulations regarding the ownership, development and operation of real property. The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. sec. 9601 et seq, as amended. ("CERCLA"), and applicable state laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances. The failure to undertake remediation where it is necessary may adversely affect the owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in claims by private parties for personal injury or property damage.

     The Company has obtained independent Phase I environmental site assessments (which generally do not include environmental sampling, monitoring or laboratory analysis) for property acquisitions beginning in 1989, and otherwise as required by its lenders. Except as otherwise disclosed and based upon information presently available to the Company, the Company presently has no reason to believe that any environmental contamination has occurred nor any violation of any applicable environmental law, statute, regulation or ordinance exists that would have a material adverse effect on the Company's financial position taken as a whole. For the years commencing January 1, 2000, the Company has acquired environmental and pollution legal liability insurance coverage to mitigate the associated risks.

                                  RISK FACTORS

     Set forth below are some of the risks that management believes are material to investors in the Company's common stock ("Shares") or the OP Units, which are redeemable on a one-for-one basis for Shares or their cash equivalent. We refer to the Shares and the OP Units together as our "Securities," and the investors who own Shares or OP Units as our "Security Holders."

OWNING  AND  OPERATING  RETAIL  REAL  ESTATE  ENTAILS RISKS THAT COULD ADVERSELY
AFFECT  OUR  PERFORMANCE

Dependence on the Retail Industry. Our properties consist predominately of community and neighborhood shopping centers and we depend upon Companies in the retail industry to occupy our properties. The market for retail space may be adversely affected by consolidation of retailers, the relatively weak financial condition of certain retailers and overbuilding in certain markets.

Internet Sales. Retail sales over the Internet have been increasing rapidly. The success of electronic commerce businesses in attracting customers of our tenants could adversely affect our tenants and other companies, and thus the demand for retail space. A reduction in the demand for retail space would adversely affect our performance.

Major Tenants. As of December 31, 2001, the Company's five largest tenants, as a percentage of revenues, are Publix (8.6%), Kroger (6.8%), Wal-Mart (4.9%), Kmart (4.5%) and Winn Dixie (2.7%). We could be adversely affected if any of our major tenants experienced a significant downturn in its business or failed to renew its leases as they expired. A downturn in the business of other significant tenants could also affect us adversely; however, as of December 31, 2001, we received no more than 1.2% of our annualized base rental revenue from any other single tenant.

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

In October 1999, a grocery anchor, Jitney Jungle, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of filing, the Company had leases with Jitney Jungle at 10 store locations. Jitney Jungle disavowed two of these leases at the time of the bankruptcy filing. During 2000, Jitney Jungle rejected three additional leases, and in January 2001 the remaining five leases were rejected by the bankruptcy court. As of December 31, 2001, of the 10 original Jitney Jungle locations, three are fully leased to grocery operators, two are fully leased to other national tenants and one is partially leased to a national tenant. The Company is negotiating with retailers for three of the remaining four locations.

Subsequent to December 31, 2001, on January 22, 2002, one of the Company's anchor tenants, Kmart Corporation, filed for bankruptcy protection. The Company has eight stores leased to Kmart which accounted for 4.5% of the Company's total revenues for the year ended December 31, 2001. On March 8, 2002, Kmart Corporation announced nationwide store closings that included two stores in IRT's portfolio. The two stores, located at Pinhook Plaza and Siegen Village in Louisiana, are scheduled to close when store-closing inventory sales are completed. Rental income from these two stores in 2001 was approximately $730,000, including base rents and all related charges of property taxes and common area maintenance. The Company is aggressively marketing these locations to prospective tenants and believes the revenue lost when the stores close will not have a material adverse affect on the Company.

Other tenants have also filed for protection under bankruptcy laws, however; the Company presently believes the financial losses are not significant with regard to the Company's overall portfolio of tenants.

Vacancies and Lease Renewals. Our anchor tenants' leases generally have terms of up to 20 years, often with one or more renewal options. We may not be able to find a replacement tenant at the end or nonrenewal of a lease. The space may remain vacant or may be re-leased at terms that vary materially and unfavorably from the original terms.

Tenant Closings. Certain leases permit the tenant to close its operations at the leased location. Although the tenant would still be responsible for its rental obligations, any rents based on the sales of that tenant could be lost. Such a closure could adversely affect customer traffic as well as the business of, and revenues received from, other tenants at a shopping center. Rental rates and occupancy may also be affected adversely at such a center.

DEVELOPMENT  AND  CONSTRUCTION  RISKS  COULD  IMPACT  OUR  PERFORMANCE

The Company has begun to develop shopping centers to enhance the value of our portfolio. The Company may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs. We also may incur construction costs for a property that exceeds original estimates due to increased materials, labor or other costs, which would make completion of the property uneconomical and the Company may not be able to increase rents to compensate for the increase in construction costs. Because occupancy rates and rents at a newly developed shopping center may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that shopping center.

REAL  ESTATE  INDUSTRY  RISKS  MAY  AFFECT  OUR  PERFORMANCE

Concentration in the Southeast. Most of our real estate portfolio is located in the southeastern United States. This region has experienced rapid growth in recent years; however, this growth may not continue. Our business could be adversely affected generally by changes in the region's growth and economic condition.

Uncertainty of Meeting Acquisition Objectives. We continually seek additional shopping centers and portfolios of shopping centers. We seek purchases with attractive initial yields and/or which may enhance our revenues and funds from operations through renovation, development, expansion and re-leasing programs. We also regularly evaluate and consider mergers and acquisitions with companies engaged in businesses similar or complementary to ours. However, we may not be able to meet our acquisition goals and cannot assure you that any acquisition will increase our revenues or funds from operations or result in a certain yield. In addition, we incur certain internal and external costs evaluating possible transactions, many of which are not recoverable when the transaction does not close.

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

Lack of Environmental Analyses. The Company has obtained independent Phase I environmental site assessments for property acquisitions beginning in 1989 and otherwise as required by its lenders. A Phase I assessment, however, has not been obtained for several properties. Moreover, Phase I assessments generally do not include environmental sampling, monitoring or laboratory analysis. As a result, there may be environmental contamination at our properties of which we are unaware. For the years commencing January 1, 2000, the Company has acquired environmental and pollution legal liability insurance coverage to mitigate the associated risks. However, there is no assurance that this insurance will be adequate to protect the Company against unforeseen liabilities, which could adversely affect the Company's performance and financial condition.

Presence of Dry Cleaning Solvents. A number of Company properties include facilities leased to dry cleaners. At some of these properties, dry cleaning solvents have been discovered in soil and or groundwater. In each such instance either the amount detected was below reportable limits or the state regulatory authority has informed the Company that no further enforcement action would be taken. In Florida, the state regulatory authority has admitted the affected Company property into the state-sponsored fund responsible for the clean up of dry cleaning spills. Neither the admission of a property into the Florida fund nor the assurances of the relevant state regulatory authority ensures that the Company will not incur additional costs or penalties associated with corrective action.

COMPLIANCE WITH THE AMERICANS WITH DISABILITIES ACT AND OTHER LAWS MAY BE COSTLY

Our properties must comply with the federal Americans with Disabilities Act of 1990, as amended (the "ADA"). This law requires that disabled persons must be able to enter and use public properties like our shopping centers. The ADA, or other federal, state and local laws may require us to modify our properties, which may adversely affect our financial performance, and may limit renovations. If we fail to obey such laws, we may pay fines or damages.

SOME  POTENTIAL  LOSSES  ARE  NOT  COVERED  BY  INSURANCE

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe this insurance coverage is reasonably adequate. Certain types of losses, such as lease and other contract claims, generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose some or all of our investment in a property, and the anticipated future revenue from the property could be adversely affected. Notwithstanding any such loss, we would still owe mortgage debt or other financial obligations related to the property.

OUR  PERFORMANCE  IS  SUBJECT  TO  RISKS  ASSOCIATED  WITH  DEBT  FINANCING

At December 31, 2001, we had $334 million in long-term debt. On December 31, 2001, our debt-to-total market capitalization ratio was 51% without giving effect to the conversion of the subordinated debentures or the OP Units, and 47% assuming conversion of our subordinated debentures and the OP Units held by unaffiliated persons. Of our long-term debt, 40.3% was secured by mortgages on our properties. If the Company was unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to the Company. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering the Company's ability to meet the REIT distribution requirements of the Code. We must pay our debts on time. Interest and principal on the Company's debt must be paid before dividends can be paid to shareholders. We may not be able to refinance existing indebtedness on favorable terms.

We are obligated on floating rate debt, and historically have not used interest rate protection instruments. If we do not hedge our exposure to increases in interest rates through interest rate protection or cap agreements, increases in rates may reduce cash flow and our ability to service our debt. Our organizational documents place no limit on the amount of indebtedness we may incur.

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

THE  ABILITY  TO  EFFECT  CHANGES  IN  CONTROL  OF  THE  COMPANY  MAY BE LIMITED

Certain provisions of the law, our charter documents and Company policies may have the effect of delaying or preventing a change in control of the Company or other transaction that could, if consummated, provide investors with a premium over the then-prevailing market price of the Company's securities. These provisions include the ownership limit described below and the Company's Shareholders' Rights Plan. Also, any future series of preferred stock may have certain voting or other provisions that could delay, deter or prevent a change of control or other transaction that might involve a premium price or otherwise be of benefit to other equity interests in the Company. For a description of the Company's Shareholders Rights Plan, see the Company's Current Report on Form 8-K dated August 21, 1998.

THE COMPANY IS SUBJECT TO OWNERSHIP LIMITS AND CERTAIN ADVERSE EFFECTS OF FAILING TO QUALIFY AS A REIT

Concentration of Ownership of the Company is Limited. In order to qualify as a REIT under the Code, we must satisfy various tests related to the sources and amounts of our income, the nature of our assets and our stock ownership. For example, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals. Our charter authorizes our directors to take such action as may be required to preserve our qualification as a REIT, including, but not limited to, limits on the ownership of our securities. These limits may have the effect of delaying, deferring or preventing a change in control of the Company.

REIT Investment Limitations. To qualify as a REIT under the Code, we must hold certain types of real estate and other investments. This limits our ability to diversify our assets outside of real estate.

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
              (In  thousands,  except  for  square  footage)

     The following tables and notes thereto describe the properties in which the Company had investments at December 31, 2001, as well as the mortgage indebtedness to which the Company's investments were subject. These tables should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

I.     EQUITY  INVESTMENTS  (LAND  AND  BUILDINGS)

     The Company had a fee or leasehold interest in land and improvements thereon as follows:

                                                       GROSS         PERCENT
                                     DATE            LEASEABLE       LEASED       YEAR
DESCRIPTION                        ACQUIRED            AREA         12/31/01    COMPLETED
-------------------------------  -------------  -----------------   ---------  -----------
SHOPPING CENTERS
Alafaya Commons                          11/96    120,586  sq. ft.        96%         1987
     Orlando, FL
Ambassador Row                           12/94    193,982  sq. ft.        99%  1980 & 1991
     Lafayette, LA
Ambassador Row - Courtyards              12/94    155,483  sq. ft.        81%  1986 & 1991
     Lafayette, LA
Asheville Plaza (3)                       4/86     49,800  sq. ft.       100%         1967
     Asheville, NC
Bay Pointe Plaza (3)                     12/98     97,390  sq. ft.        96%         1998
     St. Petersburg, FL
Bluebonnet Village                       12/94     90,215  sq. ft.        98%         1983
     Baton Rouge, LA
The Boulevard                            12/94     68,012  sq. ft.        64%  1976 & 1994
     Lafayette, LA
Carrollwood Center (3)                   11/01     96,243  sq. ft.        85%  1971 & 1996
     Tampa, FL
Centre Point Plaza (3)           12/92 & 12/93    163,642  sq. ft.       100%  1989 & 1993
     Smithfield, NC
Charlotte Square (3)                      8/98     96,188  sq. ft.        92%         1998
    Port Charlotte, FL
Chastain Square                          12/97     87,815  sq. ft.       100%  1981 & 2001
    Atlanta, GA
Chelsea Place                             7/93     81,144  sq. ft.       100%         1992
    New Port Richey, FL
Chestnut Square (3)                       1/92     39,640  sq. ft.       100%         1985
    Brevard, NC
Colony Square                             2/88     50,000  sq. ft.       100%         1987
    Fitzgerald, GA
Commerce Crossing                        12/92    100,668  sq. ft.       100%         1988
    Commerce, GA
Country Club Plaza                        1/95     64,686  sq. ft.        92%         1982
    Slidell, LA
Countryside Shops                         6/94    173,161  sq. ft.        97%   1986, 1988
    Cooper City, FL                                                                 & 1991

The Crossing                             12/94    113,989  sq. ft.       100%  1988 & 1993
    Slidell, LA
Daniel Village                            3/98    164,549  sq. ft.        92%         1988
    Augusta, GA
Douglas Commons                           8/92     97,027  sq. ft.       100%         1998
    Douglasville, GA
Elmwood Oaks                              1/92    130,284  sq. ft.       100%         1989
    Harahan, LA
Fairview Oaks                             6/97     77,052  sq. ft.       100%         1997
    Ellenwood, GA
Forest Hills Centre (3)                   8/90     74,180  sq. ft.        97%  1990 & 1995
    Wilson, NC
Forrest Gallery (3)                      12/92    214,450  sq. ft.        97%         1987
    Tullahoma, TN
The Galleria (3)                  8/86 & 12/87     92,344  sq. ft.        88%   1986, 1990
    Wrightsville Beach, NC                                                          & 1996
Grassland Crossing                        2/97     90,906  sq. ft.        96%         1996
    Alpharetta, GA
Greenwood                                 7/97    128,532  sq. ft.        91%  1982 & 1994
    Palm Springs, FL
Gulf Gate Plaza                           6/79    174,566  sq. ft.        88%  1969 & 1974
    Naples, FL
Heritage Walk                             6/93    159,991  sq. ft.       100%  1991 & 1992
    Milledgeville, GA
Lancaster Plaza                           4/86     77,400  sq. ft.        91%         1971
    Lancaster, SC
Lancaster Shopping Center         8/86 & 12/87     29,047  sq. ft.        89%  1963 & 1987
    Lancaster, SC
Lawrence Commons (3)                      8/92     52,295  sq. ft.        98%         1987
    Lawrenceburg, TN
Lexington Shopping Center          6/88 & 6/89     36,535  sq. ft.       100%  1981 & 1989
    Lexington, VA
Mableton Crossing                         6/98     86,819  sq. ft.        96%         1998
    Mableton, GA
MacLand Pointe                            1/93     79,699  sq. ft.        98%  1992 & 1993
    Marietta, GA
Madison Centre                            8/97     64,837  sq. ft.        96%         1997
    Huntsville, AL
Market Place                              4/97     73,686  sq. ft.        42%         1976
    Norcross, GA
McAlpin Square (2)                       12/97    176,807  sq. ft.        96%         1979
    Savannah, GA
Millervillage                            12/94     94,559  sq. ft.        33%  1983 & 1992
    Baton Rouge, LA
New Smyrna Beach Regional                 8/92    118,451  sq. ft.        88%         1987
    New Smyrna Beach, FL

North River Village              12/92 & 12/93    177,128  sq. ft.       100%  1988 & 1993
    Ellenton, FL
North Village Center (1)                  8/86     60,356  sq. ft.        98%         1984
    North Myrtle Beach, SC
Old Kings Commons                         5/88     84,759  sq. ft.       100%         1988
    Palm Coast, FL
Parkmore Plaza                           12/92    159,067  sq. ft.        68%  1986 & 1992
    Milton, FL
Paulding Commons                          8/92    192,391  sq. ft.        99%         1991
    Dallas, GA
Pensacola Plaza                           7/86     56,098  sq. ft.       100%         1985
    Pensacola, FL
Pine Ridge Square (3)                    12/00    117,399  sq. ft.       100%         1986
    Coral Springs, FL
Pinhook Plaza                            12/94    192,501  sq. ft.        70%  1979 & 1992
    Lafayette, LA
Plaza Acadienne (2)                      12/94    105,419  sq. ft.        98%         1980
    Eunice, LA
Plaza North (3)                           8/92     47,240  sq. ft.        95%         1986
    Hendersonville, NC
Powers Ferry Plaza                        5/97     83,101  sq. ft.        91%  1979 & 1983
    Marietta, GA
Providence Square (3)                    12/71     85,930  sq. ft.        96%         1973
    Charlotte, NC
Regency Square                            3/01     85,864  sq. ft.        87%         2001
    Port Richey, FL
Riverside Square (3)                      8/98    103,241  sq. ft.        90%         1998
    Coral Springs, FL
Riverview Shopping Center (3)             3/72    130,058  sq. ft.        91%  1973 & 1974
    Durham, NC
Salisbury Marketplace (3)                 9/96     76,970  sq. ft.        87%         1987
    Salisbury, NC
Scottsville Square                        8/92     38,450  sq. ft.        94%         1986
    Bowling Green, KY
Seven Hills                               7/93     64,590  sq. ft.       100%         1991
    Spring Hill, FL
Shelby Plaza (2) (3)                      4/86    103,000  sq. ft.       100%         1972
    Shelby, NC
Sherwood South                           12/94     75,607  sq. ft.        98%   1972, 1988
    Baton Rouge, LA                                                                 & 1992
Shipyard Plaza                            4/88     66,857  sq. ft.       100%         1987
    Pascagoula, MS
Shoppes of Lago Mar (3)                   2/99     82,613  sq. ft.        92%         1995
    Miami, FL
Shoppes of Silverlakes                   11/97    126,638  sq. ft.        93%  1995 & 1996
    Pembroke Pines, FL

Siegen Village                           12/94    174,578  sq. ft.       100%  1988 & 1996
    Baton Rouge, LA
Smyrna Village (3)                        8/92     83,334  sq. ft.        97%         1992
    Smyrna, TN
Smyth Valley Crossing                    12/92    126,841  sq. ft.       100%         1989
    Marion, VA
South Beach Regional                      8/92    289,319  sq. ft.        94%  1990 & 1991
    Jacksonville Beach, FL
Spalding Village                          8/92    235,318  sq. ft.        98%         1989
    Griffin, GA
Spring Valley                             3/98     75,415  sq. ft.        98%         1998
    Columbia, SC
Stadium Plaza                             8/92     70,475  sq. ft.        98%         1988
    Phenix City, AL
Stanley Market Place (3)                  1/92     40,364  sq. ft.        89%  1980 & 1991
    Stanley, NC
Tamarac Town Square (3)                   8/98    124,685  sq. ft.        94%         1998
    Tamarac, FL
Tarpon Heights                            1/95     56,605  sq. ft.        50%         1982
    Galliano, LA
Thomasville Commons                       8/92    148,754  sq. ft.       100%         1991
    Thomasville, NC
Town & Country                            1/98     71,283  sq. ft.        96%         1998
    Kissimmee, FL
Treasure Coast Plaza (3)                  5/98    133,781  sq. ft.        96%         1998
    Vero Beach, FL
Unigold Shopping Center (3)               4/01    102,985  sq. ft.        94%         1987
    Orlando, FL
Venice Plaza (1)                          6/79    155,987  sq. ft.        88%  1971 & 1979
    Venice, FL
Village at Northshore                    12/94    144,373  sq. ft.       100%  1988 & 1993
    Slidell, LA
Walton Plaza                              8/98     43,460  sq. ft.       100%         1991
    Augusta, GA
Waterlick Plaza                          10/89     98,694  sq. ft.        79%  1973 & 1988
    Lynchburg, VA
Watson Central                   12/92 & 10/93    227,747  sq. ft.        90%  1989 & 1993
    Warner Robins, GA
Wesley Chapel Crossing                   12/92    170,792  sq. ft.       100%         1989
    Decatur, GA
West Gate Plaza                    6/74 & 1/85     64,378  sq. ft.       100%  1974 & 1995
    Mobile, AL
West Towne Square                         3/90     89,596  sq. ft.        88%         1988
    Rome, GA
Williamsburg at Dunwoody (3)              3/99     44,928  sq. ft.        92%         1983
    Dunwoody, GA

Willowdaile Shopping Center (3)   8/86 & 12/87    120,815  sq. ft.        80%         1986
    Durham, NC

 Total Shopping Centers                         9,346,444  sq. ft.

INDUSTRIAL PROPERTIES
Industrial Buildings                      6/79    188,513  sq. ft.        79%  1956 & 1963
    Charlotte, NC

DEVELOPMENT PROPERTIES
Conway Crossing                           6/79      6,000  sq. ft.         -          1972
    Orlando, FL
Lutz Lake Crossing                        9/00     68,000  sq. ft.         -             -
    Tampa, FL
Miramar                                   6/99    185,000  sq. ft.         -             -
    Miami, FL
Shops at Huntcrest                        9/01     97,000  sq. ft.         -             -
    Lawrenceville, GA

Total Development Properties                      356,000  sq. ft.
                                                ---------

TOTAL EQUITY INVESTMENTS IN
LAND AND BUILDINGS                              9,890,957  sq. ft.
                                                =========  =======

NOTES:

(1)  The  Company  owns  a  49.5%  interest in the property of North Village Center and is entitled  to  54.5% of the financial performance of the property.  The Company also owns a
75%  interest  in  Venice  Plaza  Shopping Center.  These investments are consolidated for reporting  purposes  and  minority  interests  are  recorded.

(2)  Subject  to  ground leases expiring in 2005 for McAlpin Square, 2007 for Shelby Plaza and  2008  for Plaza Acadienne, with renewal options to extend the terms to 2017, 2033 and
2035,  respectively.  The  Company  has  options  to purchase the land at Shelby Plaza and
McAlpin  Square.

(3)  Ownership  through  IRT  Partners,  L.P.

II.     EQUITY  INVESTMENTS  (LAND  PURCHASE-LEASEBACKS)

     The Company owned land under the following property, which is net leased back to the lessee. The improvements on the property are owned by others but will revert to the Company at the end of the lease term.

                                          LAND                                        LEASE
                                DATE      AREA                             YEAR     EXPIRATION
DESCRIPTION                   ACQUIRED  IN ACRES       IMPROVEMENTS      COMPLETED     DATE
----------------------------  --------  --------  ---------------------  ---------  ----------
Grand Marche Shopping Center      9/72     11.38       200,585  sq. ft.       1969        2012
     Lafayette, LA

III.     EQUITY  INVESTMENTS  (DIRECT  FINANCING  LEASES)

     The Company has a fee interest in land and improvements thereon in the following properties occupied by tenants under leases which are treated as direct financing leases.

                                             GROSS          PERCENT
                               DATE        LEASEABLE         LEASED       YEAR
DESCRIPTION                  ACQUIRED        AREA          12/31/2001   COMPLETED
---------------------------  --------  -----------------   -----------  ---------
SHOPPING CENTERS
Wal-Mart Stores, Inc.            6/85     54,223  sq. ft.         100%       1985
     Mathews, LA
Wal-Mart Stores, Inc.            7/85     53,571  sq. ft.         100%       1985
     Marble Falls, TX                    -------  -------

TOTAL EQUITY INVESTMENTS IN
DIRECT FINANCING LEASES                  107,794  sq. ft.
                                       =========  =======

IV.     MORTGAGE  LOAN  INVESTMENTS

     The  Company  had  mortgage  loans  receivable on the following properties:

                                                                SECURITY
                                                    ------------------------------                   STATED
                                   TYPE OF           LAND                             MATURITY      INTEREST
DESCRIPTION                         LOAN             AREA             IMPROVEMENTS      DATE          RATE
------------------------------  -------------       -------           ------------  ------------  ------------
RESIDENTIAL
Mill Creek Club Condominiums     1st Mortgage             -                4 units     2006-2007  8.63%-12.38%
     Nashville, TN              Participation  (1)
Cypress Chase "A" Condominiums   1st Mortgage          2.00  acres    recreational      May 2009        10.00%
     Lauderdale Lakes, FL                            ------

 Total Residential                                     2.00
                                                    =======

SHOPPING CENTERS
 Freehome Village                1st Mortgage        89,720  sq. ft.  development   October 2002  LIBOR + 3.0%  (2)
     Cherokee County, GA
 Fort Walton Beach Plaza         2nd Mortgage        48,248  sq. ft.             -     June 2003          7.0%
     Ft. Walton Beach, FL                           -------

Total Shopping Centers                              137,968
                                                    =======

(1)The  Company  has  a  46.2%  interest  in  the  total  loan  outstanding.

(2)  The  interest  rate is based upon the one month London Interbank Offering Rate ("LIBOR") at month end plus the specified  premium.

V.     MORTGAGE  INDEBTEDNESS

     Indebtedness of the Company secured by its investments (not including mortgage debt owed by a lessee of its land purchase-leaseback investment) was as follows:

                                              PRINCIPAL                    ANNUAL
                              MATURITY         BALANCE         INTEREST   CONSTANT
INVESTMENT                      DATE         12/31/2001          RATE      PAYMENT
----------------------------  --------       -----------       ---------  ---------
Thomasville Commons             6/1/02  (1)  $     5,211           9.63%  $     583
     Thomasville, NC
Town & Country                 12/1/02  (1)        2,029           7.65%        214
     Kissimmee, FL
Elmwood Oaks                    6/1/05  (1)        7,500           8.38%        628  (2)
     Harahan, LA
Shoppes of Lago Mar (6)         4/1/06  (1)        5,423           7.50%        532
     Miami, FL
North Village Center           3/15/09             1,876  (3)      8.13%        343
     North Myrtle Beach, SC
Tamarac Town Square (5) (6)    10/1/09  (1)        6,354           9.19%        651
     Tamarac, FL
Spalding Village                9/1/10  (1)       11,080           8.19%      1,158
     Griffin, GA
Charlotte Square (5) (6)        2/1/11  (1)        3,727           9.19%        394
     Port Charlotte, FL
Pine Ridge (6)                  5/1/11  (1)        7,502           7.02%        603
     Coral Springs, FL
Heritage Walk                   5/1/11  (1)        7,166           7.25%        589
     Milledgeville, GA
Macland Pointe                  5/1/11  (1)        5,972           7.25%        491
     Marietta, GA
Riverside Square (5) (6)        3/1/12  (1)        7,877           9.19%        808
     Coral Springs, FL
Village at Northshore           7/1/13  (4)        4,650           9.00%        648
     Slidell, LA

Treasure Coast Plaza (6)        4/1/15             5,286           8.00%        646
     Vero Beach, FL
Shoppes of Silverlakes          7/1/15             3,056           7.75%        364
     Pembroke Pines, FL
Grassland Crossing             12/1/16  (1)        6,265           7.87%        623
     Alpharetta, GA
Mableton Crossing              8/15/18  (1)        4,328           6.85%        308
     Mableton, GA
Chastain Square                2/28/24             4,093           6.50%        348
     Atlanta, GA
Daniel Village                 2/28/24             4,473           6.50%        381
     Augusta, GA
Douglas Commons                2/28/24             5,331           6.50%        454
     Douglasville, GA
Fairview Oaks                  2/28/24             5,045           6.50%        429
     Ellenwood, GA
Madison Centre                 2/28/24             4,093           6.50%        348
     Huntsville, AL
Paulding Commons               2/28/24             6,949           6.50%        591
     Dallas, GA
Siegen Village                 2/28/24             4,521           6.50%        385
     Baton Rouge, LA
Wesley Chapel Crossing         2/28/24             3,570           6.50%        304
     Decatur, GA

 Total                                           133,377

Interest Premium (5)                               1,295
                                             -----------

TOTAL MORTGAGE INDEBTEDNESS                  $   134,672                  $  12,823
                                             ===========                  =========

NOTES:

(1)  Balloon  payment  at  maturity

(2)  Interest  only.  Entire  principal  due  at  maturity.

(3)  Although the Company is a partner or joint venturer in this investment, 100% of the mortgage  note  payable  is  recorded  for  financial  reporting  purposes.

(4)  Callable  anytime  after  7/30/03.

(5)  For  financial reporting purposes, mortgage indebtedness is valued assuming current interest  rates  at  date  of  acquisition.

(6)  Ownership  through  IRT  Partners,  L.P.

VI.     ACQUISITIONS

                                                                       TOTAL
  DATE                                                                INITIAL    CASH         PRINCIPAL
ACQUIRED  PROPERTY NAME                CITY, STATE   AREA               COST     PAID          TENANTS
--------  ---------------------------  -----------  -------           --------  -------  --------------------
 4/12/01  Unigold Shopping Center      Orlando, FL  102,985  sq. ft.  $  8,000  $ 7,903  Winn-Dixie

11/30/01  Carrollwood Center           Tampa, FL     96,242  sq. ft.     6,763    6,763  Publix, Eckerd Drugs
                                                    -------           --------  -------

                                                    199,227  sq. ft.  $ 14,763  $14,666
                                                    =======           ========  =======

VII.     DISPOSITIONS

  DATE                                                                              SALES     CASH      FINANCIAL
  SOLD    PROPERTY NAME                        CITY, STATE        AREA              PRICE   PROCEEDS   GAIN (LOSS)
--------  -------------------------------  --------------------  -------           -------  ---------  ------------
 4/18/01  Eden Center                      Eden, NC               56,355  sq. ft.  $ 3,950  $   3,830  $       742

  5/4/01  Old Phoenix National Bank        Medina County, Ohio    73,074  sq. ft.    3,500      3,465        1,525

 5/31/01  Chadwick Square                  Hendersonville, NC     32,100  sq. ft.    2,401      2,351          366

  6/8/01  Ft. Walton Beach Plaza           Ft. Walton Beach, FL   48,248  sq. ft.    1,650      1,300         (135)

11/13/01  Lawrence County Shopping Center  Sybene, OH            135,605  sq. ft.      786        783          347
                                                                 -------           -------  ---------  ------------

                                                                 345,382  sq. ft.  $12,287  $  11,729  $     2,845
                                                                 =======           =======  =========  ============

                                        PROPERTY          PRINCIPAL
PROPERTY NAME                             TYPE             TENANTS
-------------------------------  -----------------------  ---------
Eden Center                      Shopping Center          Food Lion

Old Phoenix National Bank        Direct Financing Lease           -

Chadwick Square                  Shopping Center          Food Lion

Ft. Walton Beach Plaza           Shopping Center                  -

Lawrence County Shopping Center  Land Purchase-Leaseback          -

ITEM  3.      LEGAL  PROCEEDINGS

     Presently, there are no material pending legal proceedings of which the Company is aware involving the Company, its subsidiaries or its properties.

ITEM  4.      SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     The Company's common stock began trading on the New York Stock Exchange ("NYSE") in May 1971 under the symbol "IRT." As of February 11, 2002, the Company had approximately 2,500 stockholders of record. The following table shows the high and low sale prices for the Company's common stock as reported on the NYSE for the periods indicated and the distributions declared by the Company.

                                 DISTRIBUTIONS
                   HIGH    LOW     DECLARED
                  ------  ------ -------------
2001
  First Quarter   $ 9.35  $ 8.19  $   0.235
  Second Quarter   10.89    8.86      0.235
  Third Quarter    10.88    9.55      0.235
  Fourth Quarter   11.28   10.25      0.235

2000
  First Quarter   $ 8.63  $ 7.69  $   0.235
  Second Quarter    8.75    7.88      0.235
  Third Quarter     9.25    8.56      0.235
  Fourth Quarter    8.50    7.56      0.235

     Dividends paid during 2001 and 2000 totaled $28.6 million and $29.8 million, respectively. IRT has paid 96 consecutive quarterly dividends and the current annualized dividend rate is $0.94 per share. The Company presently does not foresee any restrictions upon its ability to continue its dividend payment policy of distributing at least the 90% (95% for years prior to 2001) of its otherwise taxable ordinary income required for qualification as a REIT by the Code.

     The Company has not issued any unregistered securities during the last three years.

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  DATA
             (In  thousands,  except  per  share  amounts)

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                             AS OF OR FOR THE YEARS ENDED
                                                -----------------------------------------------------
                                                  2001       2000       1999       1998       1997
                                                ---------  ---------  ---------  ---------  ---------
OPERATING DATA
Gross revenues                                  $ 87,584   $ 85,363   $ 85,391   $ 79,870   $ 67,118
Expenses                                          64,255     60,277     58,703     55,179     44,902
                                                ---------  ---------  ---------  ---------  ---------

Earnings from operations                          23,329     25,086     26,688     24,691     22,216
Income tax provision                                 (53)         -          -          -          -
Minority interest of unitholders in
  operating partnership                             (554)      (596)      (683)      (262)         -
Gain on sales of properties                        2,498      4,549      2,483      1,213      3,897
                                                ---------  ---------  ---------  ---------  ---------

     Earnings before extraordinary item           25,220     29,039     28,488     25,642     26,113
Extraordinary item:
  Loss on extinguishment of debt                       -          -       (157)       (57)         -
                                                ---------  ---------  ---------  ---------  ---------

     Net earnings                               $ 25,220   $ 29,039   $ 28,331   $ 25,585   $ 26,113
                                                =========  =========  =========  =========  =========

PER SHARE DATA
Earnings before extraordinary item - basic      $   0.83   $   0.92   $   0.86   $   0.78   $   0.82
Net earnings - basic                            $   0.83   $   0.92   $   0.86   $   0.78   $   0.82
Weighted average shares outstanding - basic       30,322     31,536     33,119     32,940     31,868

Earnings before extraordinary item - diluted    $   0.83   $   0.91   $   0.86   $   0.78   $   0.82
Net earnings - diluted                          $   0.83   $   0.91   $   0.86   $   0.78   $   0.82
Weighted average shares outstanding - diluted     33,301     34,432     33,904     33,305     31,921

Dividends paid                                  $   0.94   $   0.94   $   0.93   $  0.915   $   0.90

BALANCE SHEET DATA
Real estate, before
  accumulated depreciation                      $682,419   $633,016   $630,005   $622,117   $537,160
Real estate, net of
  accumulated depreciation                       573,075    536,833    543,835    547,174    474,633
Total assets                                     590,500    574,560    565,896    562,259    498,153
Total debt                                       334,361    319,498    290,493    281,585    226,947
Total liabilities                                349,611    331,426    302,301    292,401    238,476
Total shareholder's equity                       233,134    235,153    256,203    262,773    259,676

OTHER DATA
Net cash flows from (used in):
  Operating activities                          $ 39,490   $ 38,416   $ 41,452   $ 36,728   $ 34,792
  Investing activities                           (24,229)   (17,011)    (8,551)   (39,586)   (60,273)
  Financing activities                           (13,635)   (21,088)   (32,731)     2,927     22,582

Funds from operations - diluted (1)             $ 41,559   $ 42,313   $ 43,037   $ 40,324   $ 36,543
Weighted average shares outstanding - diluted
  (Funds from operations)                         33,301     34,432     35,973     35,463     34,766

 (1)  The Company defines funds from operations, consistent with the NAREIT definition, as net income before  gains  (losses)  on  the  sale  of  real  estate  investments  and  extraordinary  items plus depreciation  and  amortization  of  capital  leasing  costs.  Conversion  of  the 7.30% subordinated debentures  is dilutive and therefore assumed for all years presented.  Conversion of the OP Units is dilutive  and  therefore  assumed  for  2001,  2000,  1999  and 1998.  Management believes funds from operations  should  be  considered along with, but not as an alternative to, net income as defined by generally  accepted accounting principles as a measure of the Company's operating performance.  Funds from  operations  does  not  represent  cash  generated  from operating activities in accordance with generally  accepted accounting principles and is not necessarily indicative of cash available to fund operating  needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Dollars  in  thousands,  except  per  share  amounts)

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     IRT Property Company ("IRT" or the "Company") was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers throughout the southeastern United States. The Company's portfolio consists of 87 shopping centers, three shopping center investments, four development properties, one industrial property and four mortgage loans. The 97 shopping centers and the three shopping center investments total approximately 9.7 million square feet of retail space and are located in eleven southeastern states. IRT shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

GEOGRAPHIC  MARKETS

     The Company owns and operates 87 shopping centers in ten states primarily located in Florida (25), Georgia (20), Louisiana (14) and North Carolina (13). No one shopping center accounts for more than 3.5% of rental income. The following table summarizes the Company's shopping centers by state for total gross leasable area ("GLA") and rental income for the years ended December 31, 2001 and 2000:

                    % OF GLA               % OF RENTAL INCOME
                ------------------         ------------------
                 2001        2000           2001         2000
                ------      ------         ------      ------
Florida          32.3%       30.3%          38.4%       36.3%
Georgia          25.1%       25.3%          25.6%       25.8%
Louisiana        17.8%       18.1%          14.4%       14.4%
North Carolina   12.5%       13.7%          11.2%       12.8%
Tennessee         3.7%        3.8%           3.2%        3.3%
Virginia          2.8%        2.9%           2.3%        2.2%
South Carolina    2.6%        2.6%           2.0%        2.1%
Alabama           2.1%        2.2%           2.2%        2.2%
Mississippi       0.7%        0.7%           0.3%        0.6%
Kentucky          0.4%        0.4%           0.4%        0.3%
                ------      ------         ------      ------

                100.0%      100.0%         100.0%      100.0%
                ======      ======         ======      ======

     Within the respective states, over 80% of IRT's properties, based on GLA and rental revenues, are located in primary and secondary markets. IRT defines primary markets as those that have a metropolitan statistical area ("MSA") population of greater than 1 million people. Secondary markets have a MSA population between 250,000 and 1 million. IRT considers markets with MSA population under 250,000 to be tertiary markets.

     The Company continues to place emphasis on obtaining shopping centers in primary or secondary markets and reducing the number of shopping centers in tertiary markets. Since the beginning of 1997, the Company has purchased 23 properties in primary or secondary markets for approximately $199,000. In 2001, these acquisitions contributed to over 33% of rental income. During the same time period, the Company has disposed of 13 shopping centers in tertiary markets.

     The following table summarizes the percentage of GLA and rental income from the respective markets for the years ended December 31, 2001 and 2000:

               % OF GLA                % OF RENTAL INCOME
           ------------------          ------------------
            2001        2000            2001        2000
           ------      ------          ------      ------
Primary     46.9%       43.5%           57.3%       54.3%
Secondary   34.4%       34.8%           27.7%       29.0%
Tertiary    18.7%       21.7%           15.0%       16.7%
           ------      ------          ------      ------

           100.0%      100.0%          100.0%      100.0%
           ======      ======          ======      ======

TENANTS  AND  LEASING

     The Company's 87 shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores. The Company's five largest tenants, as a percentage of revenues, are Publix (8.6%), Kroger (6.8%), Wal-Mart (4.9%), Kmart (4.5%) and Winn Dixie (2.7%). As of December 31, 2001, of the Company's 9.7 million square feet of retail space, approximately 2.7 million, or 27.8%, was leased to grocery stores. Including anchor tenants, the Company has over 1,000 different tenants. The following table represents the percent leased and the average base rent per square foot by state as of the years ended December 31, 2001 and 2000:

                                                      AVERAGE BASE RENT
                               % LEASED                PER SQUARE FOOT
                           -----------------          -----------------
                           2001        2000           2001        2000
                           -----       -----          -----       -----
Florida                      92%         91%          $9.10       $9.06
Georgia                      95%         97%           8.19        8.07
Louisiana                    87%         87%           7.22        7.22
North Carolina               94%         93%           6.64        6.77
Tennessee                    97%         98%           6.60        6.53
Virginia                     92%         92%           6.93        6.85
South Carolina               95%         95%           6.06        5.93
Alabama                      98%        100%           7.90        7.88
Mississippi                 100%        100%           5.62        7.74
Kentucky                     94%         94%           7.81        7.55
                           -----       -----          -----       -----

  Total of all properties    93%         93%          $7.94       $7.87
                           =====       =====          =====       =====

     The overall percent leased remained constant at 93% for both 2001 and 2000. This was due to the releasing of the former Jitney Jungle locations of approximately 155,149 square feet in 2001, partially offset by lease terminations of approximately 121,472 square feet in 2001.

     Base rent per square foot increased from $7.87 per square foot in 2000 to $7.94 per square foot in 2001 due to increased renewal rental rates and higher rates on new properties. The Company renewed leases at an average increase of 4.4% in rental revenues. The Company also completed one development and purchased two properties during 2001, which have higher base rents per square foot.

     The necessity-oriented retailers, such as those occupying the Company's properties, typically perform better in an economic recession; however, adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could adversely affect the Company's ability to attract or retain tenants.

     In October 1999, a grocery anchor, Jitney Jungle, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of filing, the Company had leases with Jitney Jungle at 10 store locations. Jitney Jungle disavowed two of these leases at the time of the bankruptcy filing. During 2000, Jitney Jungle rejected three additional leases, and in January 2001 the remaining five leases were rejected by the bankruptcy court. As of December 31, 2001, of the 10 original Jitney Jungle locations, three are fully leased to grocery operators, two are fully leased to other national tenants and one is partially leased to a national tenant. The Company is negotiating with retailers for three of the remaining four locations.

     Subsequent to December 31, 2001, on January 22, 2002, one of the Company's anchor tenants, Kmart Corporation, filed for bankruptcy protection. The Company has eight stores leased to Kmart which accounted for 4.5% of the Company's total revenues for the year ended December 31, 2001. On March 8, 2002, Kmart Corporation announced nationwide store closings that included two stores in IRT's portfolio were included. The two stores, located at Pinhook Plaza and Siegen Village in Louisiana, are scheduled to close when store-closing inventory sales are completed. Rental income from these two stores in 2001 was approximately $730, including base rents and all related charges of property taxes and common area maintenance. The Company is aggressively marketing these locations to prospective tenants and believes revenue lost when the stores close will not have a material adverse affect on the Company.

     Other tenants have also filed for protection under bankruptcy laws, however; the Company presently believes the financial losses are not significant with regard to the Company's overall portfolio of tenants.

     As of December 31, 2001, our leases with anchor tenants had a weighted average life of 8.37 years. Anchor tenants are defined as supermarkets, drug stores, national value retailers, department stores and other tenants leasing in excess of 10,000 square feet which, in management's opinion, have the traffic-generating qualities necessary to be considered an anchor. Our leases with shop tenants, which include all other tenants except anchors, had a weighted average life of 3.11 years as of December 31, 2001. The following table represents anchor and shop tenant's lease expirations as of December 31, 2001:

                       APPROXIMATE    ANNUALIZED
            NUMBER OF    LEASED        BASE RENT         AVERAGE
LEASE YEAR   LEASES      AREA IN    UNDER EXPIRING      BASE RENT
EXPIRATION  EXPIRING   SQUARE FEET      LEASES       PER SQUARE FOOT
----------  ---------  -----------  ---------------  ----------------
2002              284      637,850  $     6,967,880  $          10.92
2003              308      850,032        8,664,941             10.19
2004              283      789,595        8,170,834             10.35
2005              191      858,095        7,218,754              8.41
2006              179      855,910        7,970,614              9.31
2007               54      648,409        4,397,032              6.78
2008               22      405,751        2,441,356              6.02
2009               26      739,023        4,096,609              5.54
2010               19      275,808        1,847,470              6.70
2011               17      496,761        3,197,176              6.44
2012               12      412,875        2,862,523              6.93
Thereafter         50    1,725,695       12,073,532              7.00
            ---------  -----------  ---------------  ----------------

  Total         1,445    8,695,804  $    69,908,721  $           8.04
            =========  ===========  ===============  ================

CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions within the financial statements include valuation adjustments to tenant related accounts, determination of useful lives of assets subject to depreciation or amortization and impairment evaluation of operating and development properties and other long-term assets. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ significantly from those estimates.

     Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, are included in the notes to the consolidated financial statements in Item 8 of this report.

Revenue  Recognition
     Leases with tenants are accounted for as operating leases. Rental revenue is recognized on a straight-line basis over the initial lease term. Certain tenants are required to pay percentage rents based on their gross sales exceeding specified amounts. This percentage rental revenue is recorded upon collection. The Company receives reimbursements from tenants for real estate taxes, common area maintenance and other recoverable costs. These tenant reimbursements are recognized as revenue in the period the related expense is recorded.

     The Company makes valuation adjustments to all tenant related revenue based upon the tenant's credit and business risk. The Company suspends the accrual of income on specific investments where interest, reimbursement or rental payments are delinquent sixty days or more. These valuation adjustments are estimates that affect the Company's net earnings since an increase or decrease in the valuation adjustments directly leads to a decrease or increase in net earnings, respectively.

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

     When costs are capitalized, the Company must make a judgment of the useful life of the asset for purposes of determining the amount of yearly depreciation, which affects net earnings. If the useful life were increased, yearly depreciation would be reduced, thus increasing net earnings.

Impairment  of  Properties
     The Company periodically evaluates the carrying value of its long-lived assets, including operating and development properties, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. The Company assesses whether there are any indicators that the value of the asset may be impaired. In addition, judgments are made in calculating the undiscounted cash flows. These assessments and judgments could have a material impact on net earnings since, if an impairment exists, the asset is written down to its estimated fair value and an impairment loss is recognized thereby reducing net earnings.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted this statement on January 1, 2001. The Company did not hold and has not engaged in transactions using derivative financial instruments. The adoption of this statement did not have a material effect on the Company's balance sheet or results of operations.

     In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted this standard on July 1, 2001 and adoption of this standard did not have a significant effect on the Company's financial statements.

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with infinite lives, but to test such assets for impairment on a regular basis. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on January 1, 2002 and adoption of this standard did not have a significant effect on the Company's financial statements.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on January 1, 2002 and adoption of this standard did not have a significant effect on the Company's financial statements.

COMPARISON  OF  2001  TO  2000  RESULTS  OF  OPERATIONS

Revenues
     Total revenues increased $2,221, or 2.6%, to $87,584 in 2001 primarily due to an increase in income from rental properties of $1,829 and gains on sale of outparcels of $1,350. These increases were partially offset by a decrease in interest income of $801 and a decrease in interest on direct financing leases of $157.

     Income from rental properties increased $1,829, or 2.2%, to $85,448 in 2001. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $1,651, or 2.5%, primarily due to an increase in rental rates per square foot from $7.87 in 2000 to $7.94 in 2001 and the core portfolio of properties contributing $579, or an increase of 0.7%, over 2000. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $2,996 due to two properties acquired in 2001 and one property in 2000, which was partially offset by a $1,747 decrease in income attributable to the sale of four properties in 2001 and five properties in 2000. Percentage rent, based on tenant's gross sales exceeding specified amounts, decreased $120, or 11.8%, to $896 for 2001 due to several anchor tenants closing in 2001. Other rental income such as tenant reimbursements, tenant allowances (bad debt reserves) and lease cancellation fees, increased $298, or 2.0%, to $15,575. This increase was partially due to an increase in tenant reimbursements for common area maintenance ("CAM") of $817, or 5.8%. Tenants reimburse us for specific expenses relating to the property, such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 75.2% in 2001 and 75.8% in 2000. This slight decrease in the recovery percentage is due to an increase in operating costs and a loss of a bankrupt anchor tenant. Tenant allowances decreased $281, or 47.1%, from 2000 and represented only 0.4% of rental income in 2001. Lease cancellation fees decreased $742, or 11.8%, due to the one-time lease termination fee of an anchor in 2000.

     Interest income decreased $801, or 66.6%, to $401 in 2001 from $1,202 in 2000. The decrease was due to interest charged to previously unconsolidated affiliates in 2000 which was partially offset by interest on cash investments in 2001.

     Interest on direct financing leases decreased $157, or 29%, due to the sale of one direct financing lease investment in May 2001 for $3,500.

     In 2001, the Company sold land outparcels that are located at the Company's shopping centers. As a result, three outparcels and an investment classified as a land purchase leaseback were sold for $2,113, resulting in a gain of $1,350.

Expenses
     Total expenses increased $4,030, or 6.7%, to $64,251 in 2001 due to increases in operating expenses of rental properties of $1,358, interest expense of $789, depreciation of $720, amortization of debt costs of $100 and general and administrative expenses of $1,063.

     Operating expenses of rental properties increased $1,358, or 6.9%, to $21,159 in 2001. This increase was partially due to an increase of real estate taxes of $317, or 4.4%, over 2000 as a result of increased property values. Insurance costs increased by $201, or 20.4%, over 2000 due to a general increase in premiums. The Company amortizes lease fees that are capitalized and the amortization expense increased $387, or 46.4%, in 2001 due to increased leasing activity in 2001 and 2000 in connection with the releasing of the former Jitney Jungle stores. During 2001, the Company executed over 1.2 million square feet of new or renewed leases, or 14% of the Company's portfolio. Tenant reimbursable operating expenses increased $412, or 6.2%, primarily due to higher operating and maintenance costs. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $851, or 4.4%, over 2000 and the three properties acquired during 2001 and 2000 increasing expenses $825. These increases were partially offset by a decrease in expenses of $319 from the sales of nine properties during 2001 and 2000.

     Interest expense increased $789, or 3.6%, in 2001 primarily due to the higher interest rate on three new mortgage notes as compared to the credit line. This interest increase was partially offset by a repaid mortgage in 2000 and a decrease of $188 on bank interest due to a lower effective interest rate of 6.48% in 2001 as compared to 7.61% in 2000.

     The net increase of $720, or 5.0%, in depreciation expense in 2001 was due to the acquisition of a shopping center in the fourth quarter of 2000 and two shopping centers during 2001, net of the effect of the disposition of three properties in 2001 and five properties in 2000.

     Amortization of debt costs increased $100, or 18.4%, primarily due to the new $50,000 of 7.77% senior notes issued in March 2001.

     General and administrative expenses increased $1,063, or 30.3%, to $4,570 in 2001. $790 of this increase relates to salary expenses for additional personnel, primarily for development efforts, partially offset by a $366 increase of capitalized development costs, as compared to 2000. $530 of the general and administrative expense increase is due to a one time lawsuit settlement and a write-off of one-time transaction costs incurred in 2001. Total general and administrative expenses as a percentage of total revenues was 5.2% and 4.1% for 2001 and 2000, respectively. Excluding the one time expenses, general and administrative expenses as a percentage of total revenues would have been 4.6% for 2001.

Other
     Equity in losses of unconsolidated affiliates decreased $52 to $4 in 2001 due to consolidation of a previously unconsolidated subsidiary as a wholly-owned subsidiary in the first quarter of 2001.

     Income taxes were $53 in 2001 compared to no income tax expense in 2000 due to consolidation of a previously unconsolidated subsidiary as a wholly-owned subsidiary in the first quarter of 2001.

     Minority interest expense decreased $42, or 7.1%, to $554 in 2001. Minority interest represents the interest of an unaffiliated limited partner in the earnings of a partnership with the Company. Due to the Company acquiring one property in 2000 and two properties in 2001 for inclusion in the partnership, the Company increased its percentage ownership of the partnership from 93% in 2000 to 94.3% in 2001. Therefore this change in percentage ownership decreased the limited partner's interest in the earnings of the partnership.

     Gains on sales of properties decreased $2,051 to $2,498 in 2001 from $4,549 in 2000. The Company sold three investments in limited growth, or tertiary, markets during 2001 for approximately $8,001. The Company also sold one investment, accounted for as a direct financing lease, for $3,500. In 2000, the Company sold five investments for approximately $17,386.

Net  Earnings
     Net earnings decreased $3,819, or 13.2%, to $25,220 in 2001 from $29,039 in 2000. The decrease was attributable to a reduction in the gains on sales of properties and higher operating expenses of the properties along with a lower tenant reimbursement rate and higher general and administrative expenses. These increases in expenses were partially offset by an increase in revenues primarily from the increase in base rents per square foot and gains on outparcel sales.

COMPARISON  OF  2000  TO  1999  RESULTS  OF  OPERATIONS

Revenues
     Total revenues decreased $28, or 0.03%, to $85,363 in 2000. This slight decrease is due to a $138 decrease in income in rental properties, a $18 decrease in interest on direct financing leases and a $969 decrease in other income. These decreases were offset by a $821 increase in interest income.

     Income from rental properties increased $138, or 0.2%, to $83,619 in 2000. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents decreased $1,400, or 2.0%, primarily from the decrease in income of $1,912 related to the sales of five properties in 2000 and four properties in 1999. This decrease was partially offset by an increase in revenues related to two acquisitions in 1999 of $585 and an increase in rental rates per square foot from $7.82 in 1999 to $7.87 in 2000. Percentage rent, based on tenant's gross sales exceeding specified amounts, decreased $2, or 0.2%, to $1,016 for 2000. Other rental income such as tenant reimbursements, tenant allowances and lease cancellation fees, increased $1,540, or 11.2%, to $15,277. This increase was partially due to an increase in tenant reimbursements for CAM of $475, or 3.5%. Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. The reimbursements received as a percentage of expenditures were 75.8% in 2000 and 77.0% in 1999. This decrease in the recovery percentage is primarily due to the loss of a bankrupt anchor tenant, Jitney Jungle. Tenant allowances increased $287, or 92.1%, from 1999 primarily due to a $323 write-off of the receivables related to the bankrupt tenant. Tenant allowances represented only 0.7% of rental income in 2000. Lease cancellation fees increased $1,125 to $1,392 in 2001 due to a $1,189 termination of an anchor tenant. The core portfolio's income increased by $1,465, or 1.9%; however this was due to the one-time lease termination fee partially offset by the write-off in the tenant allowances.

     Interest income increased $821, or 215.7%, to $1,202 in 2000 from $381 in 1999. The increase was due to a new loan pursuant to a development agreement and a loan to an unconsolidated affiliate for several additional developments.

     Interest on direct financing leases decreased $18, or 3.3%, due to normal recurring principal amortization of the direct financing leases.

     Other income in 1999 of $969 represented a one-time transaction in which the Company relinquished an option to purchase a development as part of a joint venture agreement. No such transaction occurred in 2000.

Expenses
     Total expenses increased $1,514, or 2.6%, to $60,221 in 2000 due to increases in operating expenses of rental properties of $343, interest expense of $516, depreciation of $499, amortization of debt costs of $81 and general and administrative expenses of $75.

     Operating expenses of rental properties increased $343, or 1.8%, to $19,801 in 2000. This increase was partially due to an increase in insurance costs of $61, or 6.5%, over 1999 and an increase in the amortization of lease fees of $358, or 75.4%, over 1999. The increase in lease fees is due to the two acquisitions in 1999 as well as re-leasing of two of the former Jitney Jungle stores. During 2000, the Company executed over 1.2 million square feet of new or renewed leases representing 13.1% of the Company's portfolio. These increases were partially offset by tenant reimbursement expenses decreasing $172, or 2.5%, primarily due to lower property maintenance costs. Overall, the operating expenses of rental properties increased due to the core portfolio operating expenses increasing $812, or 4.5%, over 1999 and due to the two properties acquired during 1999 increasing expenses $158. These increases were offset by a decrease in expenses of $627 from the sales of nine properties during 2000 and 1999.

     Interest expense increased $516, or 2.4%, in 2000 primarily due to an increase in bank indebtedness interest of $700 or 48%. The bank interest increased because of a higher effective interest rate of 7.97% in 2000, as compared to 7.62% in 1999 and a higher average borrowing amount during 2000. This interest increase was partially offset by a repaid mortgage in 2000, representing approximately $273.

     The net increase of $499, or 3.6%, in depreciation expense in 2000 was due to the acquisition of two shopping centers in 1999, net of the effect of the disposition of five properties in 2000 and four properties in 1999.

     Amortization of debt costs increased $81, or 17.6%, primarily due to the costs associated with increasing the Company's credit facilities.

     General and administrative expenses increased $75, or 2.2%, to $3,507 in 2000 primarily due to salary expenses for personnel, partially offset by an increase of capitalized development costs as compared to 1999. Total general and administrative expenses as a percentage of total revenues was 4.1% and 4.0% for 2000 and 1999, respectively.

Other
     Equity in losses of unconsolidated affiliates increased $60 to $56 in 2000 due to an increase in the development expenses of one of the unconsolidated subsidiaries.

     Minority interest expense decreased $87, or 12.7%, to $596 in 2000. Minority interest represents the interest of an unaffiliated limited partner in the earnings of a partnership with the Company. The partnership net earnings decreased $1,406, or 14.4%, in 2000, thus the earnings attributable to the minority interest decreased. The Company increased its percentage ownership of the partnership from 92.9% in 1999 to 93.0% in 2000.

     Gains on sales of properties increased $2,066 to $4,549 in 2000 from $2,483 in 1999. The Company sold five investments in limited growth, or tertiary, markets during 2000 for approximately $17,386. In 1999, the Company sold four investments for approximately $12,777.

Net  Earnings
     Net earnings increased $708, or 2.5%, to $29,039 in 2000 from $28,331 in 1999. The increase was attributable to an increase on the gains on sales of properties and higher interest income offset by an increase in operating expenses and equity in losses of unconsolidated affiliates.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company presently expects cash from operating activities to be its primary source of funds to pay dividends, mortgage note payments and certain capital improvements on properties. Net cash from operating activities was $39,490 in 2001 as compared to $38,416 in 2000, an increase of 2.8%. The increase in cash flow is due to the rental income from two acquisitions in 2001 and one in 2000. Dividends paid during 2001 and 2000 were $28,589 and $29,782, respectively. Mortgage principal payments for 2001 and 2000 were $2,577 and $2,134, respectively. Total capital expenditures on operating properties for 2001 and 2000 were $9,135 and $7,986, respectively.

     Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments, are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties, the issuance of OP Units and public or private offerings of stock or debt. Net cash used in investing activities was $24,229 in 2001, as compared to $17,011 in 2000, an increase of $7,218, or 42.4%. This increase in cash used in investing activities was due to an increase in acquisitions over 2000 of $3,228 to $14,666 in 2001, as well as an increase in capital expenditures relating to the re-tenanting of anchor spaces due to the former bankrupt tenant. Development activities increased by $3,352 to $13,443 in 2001 as the Company began three developments and completed one development.

     Net cash used in financing activities decreased to $13,635 in 2001 from $21,088 in 2000, a decrease of $7,453, or 35.3%. This decrease was due to the Company's stock buyback program ending in January 2001 as well as obtaining additional mortgage notes payable of $20,740 during 2001.

     In November 1999, the Board of Directors authorized the Company to repurchase up to $25,000 of its common stock through the open market or in privately negotiated transactions. During 2001 and 2000, the Company repurchased 47,000 and 2,488,701 shares, for a cost of $405 and $20,818, respectively, including commissions and other costs. On January 16, 2001, the Company completed the stock repurchase program. The Company repurchased a total of 3,028,276 shares at an average price of $8.26 per share.

     The Company has a Dividend Reinvestment Plan (the "DRIP") which allows shareholders, who own at least 100 shares of the Company's common stock, to elect to reinvest all or a portion of their distributions in newly issued shares of common stock of the Company. The Company did not receive any proceeds under the DRIP in 2001 and 1999 as shares were purchased on the open market to fund the DRIP. In 2000, the Company issued 59,089 treasury shares and received net proceeds of $497.

     In May 1998, the Company filed a shelf registration statement covering up to $300,000 of common stock, preferred stock, depositary shares, debt securities and warrants. In January 2001, the Company filed a new shelf registration statement to replace and update the 1998 shelf registration statement. The Company presently intends to use the net proceeds of any offerings under such shelf registration for general corporate purposes, which may include, without limitation, repayment of maturing obligations, redemption of outstanding indebtedness or other securities, financing future acquisitions and for working capital. As of December 31, 2001, the Company had issued $50,000 in debt securities from the shelf registration. The Company also issued $25,000 of debt securities under the shelf registration statement in January 2002, resulting in $225,000 of securities remaining available for issuance under the shelf registration statement.

     On March 23, 2001, the Company established a Medium Term Note Program (the "MTN Program"), pursuant to the Company's shelf registration statement filed in January 2001. The MTN Program allows the Company, from time to time, to issue and sell up to $100,000 of medium term notes. Medium term notes have a maturity of nine months or more from the date of issuance. On March 29, 2001, pursuant to the MTN Program, the Company issued $50,000 of 7.77% medium term notes due April 1, 2006. Net proceeds from the issuance totaled $49,328 and were used to substantially repay the $50,000 of 7.45% senior notes that were due on April 1, 2001. On January 23, 2002, an additional $25,000 of 7.84% medium term notes were issued to redeem the 7.3% convertible subordinated debentures. These new notes are due on January 23, 2012. As a result, the Company has $25,000 of medium term notes available for issuance under its MTN Program.

     At December 31, 2001, the Company also had outstanding $75,000 of 7.25% senior notes due August 15, 2007 that were issued on August 15, 1997.

     As of December 31, 2001, the Company also had outstanding $23,275 of 7.3% convertible subordinated debentures due August 15, 2003. The Company had the option to redeem the debentures at par plus accrued interest and, on December 24, 2001, the Company gave notice it intended to exercise such redemption option by January 24, 2002. On January 24, 2002, the Company redeemed all of the outstanding 7.3% convertible subordinated debentures at par for $23,220. Prior to redemption, 165 bonds were converted into 14,659 shares of common stock.

     The Company uses secured borrowings to meet capital requirements. As of December 31, 2001, the Company had $134,677 in mortgage notes payable at a weighted average interest rate of 7.39%, which are due in monthly installments with maturity dates ranging from 2002 to 2024.

     In April 2001, the Company entered into three secured mortgages totaling $20,740, secured by first mortgages on three properties. These notes are due and payable in ten years and the principal amortization is based on a thirty year amortization schedule. The notes bear interest at a weighted average interest rate of 7.17% and range from 7.02% to 7.25%.

     Future principal amortization and balloon payments applicable to mortgage notes payable at December 31, 2001 are as follows:


                    PRINCIPAL     BALLOON
YEAR              AMORTIZATION    PAYMENTS   TOTAL
----------------  -------------  ---------  --------
2002              $       2,684  $   7,155  $  9,839
2003                      2,805          -     2,805
2004                      3,023          -     3,023
2005                      3,266      7,500    10,766
2006                      3,393      4,797     8,190
Thereafter               53,150     45,604    98,754
                  -------------  ---------  --------

                  $      68,321  $  65,056   133,377
                  =============  =========
Interest Premium                               1,295
                                            --------

                                            $134,672
                                            ========

     On November 1, 1999, the Company obtained a $100,000 unsecured revolving loan facility (the "Revolving Loan"), which was scheduled to mature on November 1, 2002. This Revolving Loan replaced the Company's previous credit facility and is led by a different financial institution and further backed by a syndicate of four other financial institutions. Not later than November 1 of each year commencing in 2000, the Company may request to extend the maturity date for an additional 12-month period beyond the existing maturity date. The interest rate is, at the option of the Company, either prime, fluctuating daily, or LIBOR plus the "Applicable Margin" (currently 115 basis points), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. In addition, the Company secured a $5,000 unsecured swing line, bearing interest at LIBOR plus the Applicable Margin, scheduled to mature on October 31, 2000. In October 2000, the Company requested and was approved an extension of the maturity date of the Revolving Loan and the swing line to November 1, 2003. The Company also secured an option to increase the Revolving Loan at its discretion by $50,000. The terms of the Company's credit facilities include certain restrictive covenants, which the Company was in compliance with as of December 31, 2001.

     As of December 31, 2001 and 2000, the borrowings under the Company's credit facilities totaled $51,654 and $55,000, respectively. The average interest rates for 2001 and 2000 were 6.48% and 7.61%, respectively. At December 31, 2001, the weighted average interest rate was 3.67% on outstanding borrowings under the Revolving Loan.

     LP, IRTCCII, IRTAL and IRTMC guarantee the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt.

     The Company presently believes, based on currently proposed plans and assumptions relating to its operations, the Company's existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its foreseeable cash requirements for the next year. At December 31, 2001 the Company's market capitalization was approximately $657,619, of which 51%, or $334,361, was from financing sources. It is the Company's present intention to have access to the capital resources necessary to expand and develop its business while maintaining its investment grade ratings with Moody's Investor Services and Standard and Poor's. Accordingly, the Company may, from time to time, seek to obtain funds through additional security offerings or debt financings in a manner consistent with its current debt capitalization policy.

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

ENVIRONMENTAL  FACTORS

     Certain of the Company's properties have environmental concerns that have been or are being addressed. The North Carolina Department of Environment, Health and Natural Resources ("DEHNR") informed the Company, by letter dated November 30, 2000, that the Company's Industrial property in Charlotte, North Carolina ("Industrial Property"), continues to be included on the North Carolina Inactive Hazardous Waste Sites Priority List ("Priority List"). According to DEHNR, the Priority List is a list of sites in North Carolina where uncontrolled disposal, spills, or releases of hazardous substances have been identified. The Company also has been informed by a third-party consultant that hazardous substances may be present in groundwater under the Industrial Property in excess of regulatory limits. DEHNR indicated in its November 30 letter that it was simply notifying us of inclusion of the Industrial Property on the Priority List and the letter is not an order to conduct any work, but we are invited to consider a voluntary cleanup.

     The Company has begun investigating this matter, including the basis for inclusion of the Industrial Property on the Priority List and scope and source of any such hazardous substances in groundwater (which may be a result of, among other things, prior ownership and usage of the Industrial Property or contaminants from other nearby properties), and whether its insurance will cover these costs in whole or in part. Depending on the results of this investigation, notification of DEHNR may be required and certain corrective actions performed. Based on information presently available, the Company presently believes that the costs of any such corrective action is not expected to have a material adverse effect on the Company.

     Since January 1, 2000, the Company has maintained environmental and pollution legal liability insurance coverage to attempt to mitigate the associated risks. Although no assurance can be given that Company properties will not be affected adversely in the future by environmental problems, the Company presently believes that there are no environmental matters that are reasonably likely to have a material adverse effect on the Company's financial position. See "Regulation" located within this report.

FUNDS  FROM  OPERATIONS

     The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition, as net earnings on real estate investments less gains (losses) on sale of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible subordinated debentures and minority interest expenses are added back to funds from operations when assumed conversion of the debentures and OP Units is dilutive. The conversion of the debentures and the OP Units are dilutive and therefore assumed for the fiscal years ended December 31, 2001, 2000 and 1999. Management believes funds from operations should be considered along with, but not as an alternative to, net earnings as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for 2001, 2000 and 1999 (in thousands except per share amounts):

                                                     2001      2000      1999
                                                   --------  --------  --------
Net earnings                                       $25,220   $29,039   $28,331
     Gain on sales of properties                    (2,498)   (4,549)   (2,483)
     Depreciation (1)                               14,841    14,149    13,708
     Amortization of capitalized leasing fees (1)    1,225       849       504
     Amortization of capitalized leasing income        153       166       160
     Loss on extinguishment of debt                      -         -       157
                                                   --------  --------  --------

Funds From Operations                               38,941    39,654    40,377
     Interest on convertible debentures              1,699     1,699     1,699
     Amortization of convertible debenture costs       100       100       100
     Amounts attributable to minority interests        860       860       861
                                                   --------  --------  --------

Fully Diluted Funds From Operations                $41,600   $42,313   $43,037
                                                   ========  ========  ========

Per Share:
   Fully Diluted Funds From Operations             $  1.23   $  1.23   $  1.20
                                                   ========  ========  ========

Applicable weighted average shares                  34,432    34,432    35,973
                                                   ========  ========  ========

(1)  Net  of  amounts  attributable  to  minority  interests

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in thousands)

     The Company's primary exposure to market risk is interest rate risk as it relates to the Company's variable interest rate bank credit facilities. As market conditions fluctuate, interest rates either increase or decrease and interest expense from the variable rate bank credit facilities will move in the same manner as the interest rates. At December 31, 2001, the variable rate debt represented 15.5% of the total debt outstanding and the average interest rate for the year ended December 31, 2001 was 6.48%. If the average interest rate for the credit facilities was 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $430.

     The Company also utilizes mortgage notes payable and senior unsecured notes with fixed rates. Sudden changes in interest rates generally do not affect the Company's interest expense as these debt instruments have fixed rates for extended periods of time. The Company's potential risk is from increases in long-term real estate mortgage rates or borrowing rates that may occur. As the debt instruments mature, the Company typically refinances such debt at the then current market interest rates, which may be more or less than the interest rates on the maturing debt. As of December 31, 2001, fixed rate debt represented 84.5% of the total debt outstanding.

     On December 24, 2001, the Company gave notice it intended to redeem all of the 7.3% convertible subordinated debentures on January 24, 2002. The Company intended to refinance this maturing obligation in 2002, and on January 23, 2002, the Company issued $25,000 of 7.84% senior unsecured notes. Due to the higher interest rate of the 7.84% refinancing, the Company's yearly interest expense, as compared to the interest from the 7.3% convertible subordinated debentures, will increase by approximately $261.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates or market conditions, including estimated fair values for the Company's interest rate sensitive liabilities as of December 31, 2001. As the table incorporates only those exposures that exist as of December 31, 2001, it does not address exposures which could arise after that date. Moreover, because there were no firm commitments to sell the obligations at fair value as of December 31, 2001, except as described above, the information presented has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and at prevailing interest rates. Dollar amounts in the following table are in thousands.

                                                             Expected Maturity/Principal Repayment                      Total
                                       Nominal*     -------------------------------------------------------              Fair
                                    Interest Rate    2002     2003     2004    2005     2006    Thereafter   Balance    Value
                                    --------------  -------  -------  ------  -------  -------  -----------  --------  --------
Variable Rate Liabilities:
   Lines of Credit Facilities                3.67%  $     -  $51,654  $    -  $     -  $     -  $         -  $ 51,654  $ 51,654

Fixed Rate Liabilities:
   7.3% Convertible Subordinated
     Debentures - fixed rate                 7.30%   23,275        -       -        -        -            -    23,275    23,828
   7.25% Senior Notes - fixed rate           7.25%        -        -       -        -        -       75,000    75,000    85,743
   7.77% Senior Notes - fixed rate           7.77%        -        -       -        -   50,000            -    50,000    57,578
   Mortgage Notes Payable                    7.39%    9,952    2,924   3,149   10,899    8,331       99,417   134,672   137,522
                                                    -------  -------  ------  -------  -------  -----------  --------  --------

Total Liabilities                                   $33,227  $54,578  $3,149  $10,899  $58,331  $   174,417  $334,601  $356,325
                                                    =======  =======  ======  =======  =======  ===========  ========  ========

*  Average  rates  as  of  December  31,  2001

                      IRT PROPERTY COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             PAGE
                                                             ----
Report of Independent Public Accountants. . . . . . . . . .    39

Consolidated Balance Sheets:
    December 31, 2001 and 2000. . . . . . . . . . . . . . .    40

Consolidated Statements of Earnings:
    For the Years Ended December 31, 2001, 2000 and 1999. .    41

Consolidated Statements of Changes in Shareholder's Equity:
    For the Years Ended December 31, 2001, 2000 and 1999. .    42

Consolidated Statements of Cash Flows:
    For the Years Ended December 31, 2001, 2000 and 1999. .    43

Notes to Consolidated Financial Statements:
    December 31, 2001, 2000 and 1999. . . . . . . . . . . .    44


SCHEDULES

III    Real Estate and Accumulated Depreciation . . . . . .    68
IV   Mortgage Loans on Real Estate. . . . . . . . . . . . .    75

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To  IRT  Property  Company:

     We have audited the accompanying consolidated balance sheets of IRT Property Company (a Georgia corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IRT Property Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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



                                               ARTHUR  ANDERSEN  LLP


Atlanta,  Georgia
January  24,  2002

                           IRT PROPERTY COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         2001       2000
                                                                      ----------  ---------
ASSETS
Real estate investments:
     Rental properties                                                $ 659,820   $632,337
     Properties under development                                        22,599        679
                                                                      ----------  ---------
                                                                        682,419    633,016
     Accumulated depreciation                                          (109,344)   (96,183)
                                                                      ----------  ---------
          Net rental properties                                         573,075    536,833

     Equity investment in and advances to unconsolidated affiliates           -     17,342
     Net investment in direct financing leases                            2,174      4,245
     Mortgage loans, net                                                  1,160      4,313
                                                                      ----------  ---------
          Net real estate investments                                   576,409    562,733

Cash and cash equivalents                                                 2,457        831
Prepaid expenses and other assets                                        11,634     10,996
                                                                      ----------  ---------

          Total assets                                                $ 590,500   $574,560
                                                                      ==========  =========

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable, net                                      $ 134,672   $116,509
     7.3% convertible subordinated debentures, net                       23,275     23,275
     Senior notes, net                                                  124,760    124,714
     Indebtedness to banks                                               51,654     55,000
     Accrued interest                                                     4,598      3,612
     Accrued expenses and other liabilities                              10,652      8,316
                                                                      ----------  ---------

          Total liabilities                                             349,611    331,426

Commitments and contingencies (Notes 5, 8 and 13)

Minority interest payable                                                 7,755      7,981

Shareholders' equity:
     Preferred stock, $1 par value, authorized 10,000,000 shares;
          none issued                                                         -          -
     Common stock, $1 par value, 150,000,000 shares authorized;
          33,234,206 shares issued in 2001 and 2000, respectively        33,234     33,234
     Additional paid-in capital                                         272,172    272,040
     Deferred compensation/stock loans                                   (1,732)    (1,850)
     Treasury stock, at cost, 2,738,204 and 2,889,276 shares
          in 2001 and 2000, respectively                                (22,783)   (23,883)
     Cumulative distributions in excess of net earnings                 (47,757)   (44,388)
                                                                      ----------  ---------

          Total shareholders' equity                                    233,134    235,153
                                                                      ----------  ---------

          Total liabilities and shareholders' equity                  $ 590,500   $574,560
                                                                      ==========  =========


     The accompanying notes are an integral part of these consolidated balance sheets.

                           IRT PROPERTY COMPANY AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 2001      2000      1999
                                                               --------  --------  --------
REVENUES:
     Income from rental properties                             $85,448   $83,619   $83,481
     Interest income                                               401     1,202       381
     Interest on direct financing leases                           385       542       560
     Other income                                                    -         -       969
     Gain on sale of outparcels                                  1,350         -         -
                                                               --------  --------  --------

          Total revenues                                        87,584    85,363    85,391
                                                               --------  --------  --------

EXPENSES:
     Operating expenses of rental properties                    21,159    19,801    19,458
     Interest expense                                           22,793    22,004    21,488
     Depreciation                                               15,088    14,368    13,869
     Amortization of debt costs                                    641       541       460
     General and administrative                                  4,570     3,507     3,432
                                                               --------  --------  --------

          Total expenses                                        64,251    60,221    58,707

Equity in (losses) earnings of unconsolidated affiliates            (4)      (56)        4
                                                               --------  --------  --------

          Earnings before income taxes, minority interest,
          gain on sales of properties and extraordinary item    23,329    25,086    26,688

Income tax provision                                               (53)        -         -

Minority interest of unitholders in operating partnership         (554)     (596)     (683)

Gain on sales of operating properties                            2,498     4,549     2,483
                                                               --------  --------  --------

          Earnings before extraordinary item                    25,220    29,039    28,488

EXTRAORDINARY ITEM:
     Loss on extinguishment of debt                                  -         -      (157)
                                                               --------  --------  --------

          Net earnings                                         $25,220   $29,039   $28,331
                                                               ========  ========  ========

PER SHARE: (Note 20)
     Earnings before extraordinary item - basic                $  0.83   $  0.92   $  0.86
     Extraordinary item - basic                                      -         -         -
                                                               --------  --------  --------
     Net earnings - basic                                      $  0.83   $  0.92   $  0.86
                                                               ========  ========  ========

     Earnings before extraordinary item - diluted              $  0.83   $  0.91   $  0.86
     Extraordinary item - diluted                                    -         -         -
                                                               --------  --------  --------
     Net earnings - diluted                                    $  0.83   $  0.91   $  0.86
                                                               ========  ========  ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                                      30,322    31,536    33,119
                                                               ========  ========  ========
     Diluted                                                    33,301    34,432    33,904
                                                               ========  ========  ========


  The accompanying notes are an integral part of these consolidated statements.

                                   IRT PROPERTY COMPANY AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                               (IN THOUSANDS)


                                                                              2001       2000       1999
                                                                            ---------  ---------  ---------
Cash flows from operating activities:
  Net earnings                                                              $ 25,220   $ 29,039   $ 28,331
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                             15,088     14,368     13,869
     Gain on sale of operating properties                                     (2,498)    (4,549)    (2,483)
     Gain on sale of outparcels                                               (1,350)         -          -
     Minority interest of unitholders in partnership                            (213)       288        (50)
     Straight line rent adjustment                                              (533)      (153)         -
     Amortization of deferred compensation                                       118        122        103
     Amortization of debt costs and discounts                                    673        700        519
     Amortization of capitalized leasing income                                  152        166        160
     Extraordinary loss - extinguishment of debt                                   -          -        157
     Changes in assets and liabilities:
       Increase in accrued interest on debentures and senior notes                40          -          -
       Decrease (increase) in interest receivable, prepaid expenses
        and other assets                                                         476     (1,708)      (146)
       Increase in accrued expenses and other liabilities                      2,317        143        992
                                                                            ---------  ---------  ---------

Net cash flows from operating activities                                      39,490     38,416     41,452
                                                                            ---------  ---------  ---------

Cash flows used in investing activities:
  Additions to operating properties, net                                     (23,801)   (19,424)   (14,714)
  Additions to development properties, net                                   (13,443)         -          -
  Proceeds from sales of operating properties, net                            11,196     16,719     12,409
  Proceeds from sale of outparcels, net                                        2,113          -          -
  Investment in unconsolidated affiliates                                          -    (10,091)    (7,251)
  Purchase of unconsolidated affiliate, net of assets acquired                   177          -          -
  Distribution from dissolution of unconsolidated affiliate                       21          -          -
  Funding of mortgage loans                                                     (516)    (4,507)         -
  Collections of mortgage loans, net                                              24        292      1,005
                                                                            ---------  ---------  ---------

Net cash flows used in investing activities                                  (24,229)   (17,011)    (8,551)
                                                                            ---------  ---------  ---------

Cash flows used in financing activities:
  Cash dividends, net                                                        (28,589)   (29,285)   (30,908)
  Purchase of treasury stock                                                    (405)   (20,818)    (3,776)
  Exercise of stock options                                                    1,600        287         37
  Issuance of shares under stock purchase plan                                    24          -          -
  Proceeds from mortgage notes payable                                        20,740          -     40,000
  Principal amortization of mortgage notes payable                            (2,577)    (2,134)    (1,835)
  Repayment of mortgage notes payable                                              -     (3,521)    (3,958)
  Proceeds from 7.77% senior notes issuance                                   50,000          -          -
  Repayment of 7.45% senior notes                                            (50,000)         -          -
  (Decrease) increase in bank indebtedness                                    (3,346)    34,600    (31,100)
  Payment of deferred financing costs                                         (1,082)      (217)    (1,191)
                                                                            ---------  ---------  ---------

Net cash flows used in financing activities                                  (13,635)   (21,088)   (32,731)
                                                                            ---------  ---------  ---------

Net increase in cash and cash equivalents                                      1,626        317        170
Cash and cash equivalents at beginning of period                                 831        514        344
                                                                            ---------  ---------  ---------

Cash and cash equivalents at end of period                                  $  2,457   $    831   $    514
                                                                            =========  =========  =========

Supplemental disclosures of cash flow information:
  Total cash paid during period for interest                                $ 23,937   $ 21,501   $ 21,344
                                                                            =========  =========  =========


  The accompanying notes are an integral part of these consolidated statements.

                                        IRT PROPERTY COMPANY AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   Total Shares
                                                ------------------           Additional                 Deferred
                                                Common   Treasury    Common    Paid-In    Treasury    Compensation/
                                                 Stock     Stock     Stock     Capital     Stock       Stock Loans
                                                -------  ---------  --------  ---------  ----------  ---------------
BALANCE AT DECEMBER 31, 1998                    33,252          -    33,252   $272,975   $       -   $       (2,386)
Net earnings                                         -          -         -          -           -                -
Dividends declared - $.93 per share                  -          -         -          -           -                -
Exercise of options, net                             4          -         4         33           -                -
Amortization of deferred compensation                -          -         -          -           -              103
Forfeiture of restricted stock                     (22)         -       (22)      (203)          -              225
Adjustment to minority interest of unitholders
  in operating partnership for
  issuance of additional units                       -          -         -       (357)          -                -
Acquisition of treasury stock                        -       (517)        -          -      (4,026)             250
                                                -------  ---------  --------  ---------  ----------  ---------------

BALANCE AT DECEMBER 31, 1999                    33,234       (517)   33,234    272,448      (4,026)          (1,808)
Net earnings                                         -          -         -          -           -                -
Dividends declared - $.94 per share                  -         59         -        (16)        513                -
Exercise of options, net                             -         37         -         (8)        295                -
Amortization of deferred compensation                -          -         -          -           -              122
Issuance of restricted stock to employees            -         25         -         13         191             (204)
Forfeiture of restricted stock                       -         (5)        -         (2)        (38)              40
Adjustment to minority interest of unitholders
  in operating partnership for
  issuance of additional units                       -          -         -       (395)          -                -
Acquisition of treasury stock                        -     (2,488)        -          -     (20,818)               -
                                                -------  ---------  --------  ---------  ----------  ---------------

BALANCE AT DECEMBER 31, 2000                    33,234     (2,889)   33,234    272,040     (23,883)          (1,850)
Net earnings                                         -          -         -          -           -                -
Dividends declared - $.94 per share                  -          -         -          -           -                -
Exercise of options, net                             -        196         -        114       1,486                -
Shares issued pursuant to
  the stock purchase plan                            -          2         -          5          19                -
Amortization of deferred compensation                -          -         -          -           -              118
Adjustment to minority interest of unitholders
  in operating partnership for
  issuance of additional units                       -          -         -         13           -                -
Acquisition of treasury stock                        -        (47)        -          -        (405)               -
                                                -------  ---------  --------  ---------  ----------  ---------------

BALANCE AT DECEMBER 31, 2001                    33,234     (2,738)  $33,234   $272,172   $ (22,783)  $       (1,732)
                                                =======  =========  ========  =========  ==========  ===============

                                                 Cumulative
                                                Distributions        Total
                                                 in Excess of    Shareholders'
                                                 Net Earnings       Equity
                                                --------------  ---------------
BALANCE AT DECEMBER 31, 1998                    $     (41,068)  $      262,773
Net earnings                                           28,331           28,331
Dividends declared - $.93 per share                   (30,908)         (30,908)
Exercise of options, net                                    -               37
Amortization of deferred compensation                       -              103
Forfeiture of restricted stock                              -                -
Adjustment to minority interest of unitholders
  in operating partnership for
  issuance of additional units                              -             (357)
Acquisition of treasury stock                               -           (3,776)
                                                --------------  ---------------

BALANCE AT DECEMBER 31, 1999                          (43,645)         256,203
Net earnings                                           29,039           29,039
Dividends declared - $.94 per share                   (29,782)         (29,285)
Exercise of options, net                                    -              287
Amortization of deferred compensation                       -              122
Issuance of restricted stock to employees                                    -
Forfeiture of restricted stock                              -                -
Adjustment to minority interest of unitholders
  in operating partnership for
  issuance of additional units                              -             (395)
Acquisition of treasury stock                               -          (20,818)
                                                --------------  ---------------

BALANCE AT DECEMBER 31, 2000                          (44,388)         235,153
Net earnings                                           25,220           25,220
Dividends declared - $.94 per share                   (28,589)         (28,589)
Exercise of options, net                                    -            1,600
Shares issued pursuant to
  the stock purchase plan                                   -               24
Amortization of deferred compensation                       -              118
Adjustment to minority interest of unitholders
  in operating partnership for
  issuance of additional units                              -               13
Acquisition of treasury stock                               -             (405)
                                                --------------  ---------------

BALANCE AT DECEMBER 31, 2001                    $     (47,757)  $      233,134
                                                ==============  ===============


  The accompanying notes are an integral part of these consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                   (UNAUDITED WITH RESPECT TO SQUARE FOOTAGE)

1.     ORGANIZATION  AND  NATURE  OF  OPERATIONS

     IRT Property Company, individually and collectively with its subsidiaries ("IRT" or the "Company"), was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers. The Company's portfolio consists of 87 shopping centers, three shopping center investments, four development properties, one industrial property and four mortgage loans. The 87 shopping centers and the three shopping center investments total approximately 9.7 million square feet of retail space and are located in eleven southeastern states. IRT shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

     The Company has four wholly-owned subsidiaries. VW Mall, Inc. ("VWM") was formed in July 1994, but is currently inactive. IRT Alabama, Inc. ("IRTAL") was formed in August 1997 to purchase Madison Centre in Madison, Alabama, which it continues to own, but it conducts no significant operations beyond this property. IRT Management Company ("IRTMC") was formed in 1990 and currently holds 93.3% of the operating units of IRT Partners L.P ("LP").

     IRT Capital Corporation II ("IRTCCII") is a taxable real estate investment trust ("REIT") subsidiary and was formed under the laws of Georgia in 1999. IRTCCII elected on March 15, 2001 to become a taxable REIT subsidiary pursuant to the Tax Relief Extension Act of 1999 as amended (the "REIT Modernization Act of 1999"). Although IRTCCII is primarily used by the company to develop properties, it also has the ability to buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage operations.

     The Company also serves as general partner of LP, a Georgia limited partnership formed in 1998 to enhance the Company's acquisition opportunities through a "downreit" structure. This structure offers potential sellers the ability to make a tax-deferred sale of their real estate investment in exchange for Operating Partnership Units ("OP Units") of LP. OP Units receive the same distributions as the Company's common stock and are redeemable for shares of the Company's common stock. IRT and IRTMC, together, owned approximately 1% and 93.3%, respectively, of LP as of December 31, 2001. The accounts of LP are included in the accompanying consolidated financial statements.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of IRT, its wholly-owned subsidiaries, majority-owned and controlled subsidiaries and the partnership. Prior to 2001, the Company had investments in affiliates over which the Company did not exercise control, and therefore accounted for the investments by the equity method. Intercompany transactions and balances have been eliminated in consolidation.

USE  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions within the financial statements include impairment evaluation of operating and development properties and other long-term assets, determination of useful lives of assets subject to depreciation or amortization and valuation adjustments to tenant related accounts. Actual results could differ from those estimates.

REVENUE  RECOGNITION

     Leases with tenants are accounted for as operating leases. Rental revenue is recognized on a straight-line basis over the initial lease term. Certain tenants are required to pay percentage rents based on their gross sales exceeding specified amounts. This percentage rental revenue is recorded upon collection. The Company receives reimbursements from tenants for real estate taxes, common area maintenance and other recoverable costs. These tenant reimbursements are recognized as revenue in the period the related expense is recorded.

     The Company makes valuation adjustments (bad debt reserves) to all tenant related revenue based upon the tenant's credit and business risk. The Company suspends the accrual of income on specific investments where interest, reimbursement or rental payments are delinquent sixty days or more.

     Other  non-rental  revenue  is  recognized  as  revenue  when  earned.

     Gains on sales of real estate assets are recognized at the time title to the asset is transferred to the buyer, subject to the adequacy of the buyer's initial and continuing investment and the assumption by the buyer of all future ownership risks of the property. The gain for sales of operating properties is calculated based on the net carrying value of the property at the time of sale. The net carrying value represents the cost of acquisition, renovation or betterment of the property less the accumulated depreciation of such costs. For gains on outparcel sales, the gain is calculated based on the value assigned to the outparcel lot through specific identification of costs or the relative sales value of the outparcel lot to the entire property.

RENTAL  PROPERTIES  AND  PROPERTIES  UNDER  DEVELOPMENT

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

     Properties under development are stated at cost. Depreciation does not begin until the asset is placed in service. Acquisition, development and construction costs are capitalized, including predevelopment costs, interest and salaries. Predevelopment costs include costs for zoning, planning, development feasibility studies and other costs directly related to the development property. Unsuccessful predevelopment efforts and their related costs are expensed when it is probable development efforts will not continue. Interest costs and salaries directly attributable to the development process are capitalized for the period of development to ready the property for its intended use.

     The Company periodically evaluates the carrying value of its long-lived assets, including operating and development properties, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. If an impairment exists, the asset is written down to its estimated fair value and an impairment loss is recognized. Management believes that no material impairment existed at December 31, 2001, and accordingly no loss was recognized.

CASH  EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DEFERRED  LEASING  COSTS

     Internal and external commission costs incurred in obtaining tenant leases are included in prepaid expenses and other assets. The costs are amortized on a straight-line basis over the terms of the related leases. Upon lease cancellation or termination, unamortized costs are charged to operations.

DEBT  ISSUE  AND  DEFERRED  FINANCE  COSTS

     Costs related to the issuance of debt instruments and loan costs incurred in obtaining long-term financing are included within prepaids and other assets. The costs are capitalized and amortized over the life of the related issue or financing on a straight-line basis, which approximates the effective interest method. Upon conversion, in the event of redemption or prepayment, applicable unamortized costs are charged to shareholder's equity or to operations, respectively.

INCOME  TAXES

     The Company has elected since its inception to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). In accordance with the Code, a REIT must distribute at least 90% (95% prior to 2001) of its taxable income to its shareholders each year and meet certain other qualifications prescribed by the Code. If all qualifications are met, the Company will not be taxed on that portion of its taxable income which is distributed to its shareholders. For the special provisions applicable to REITs, see Sections 856-860 of the Code. IRT intends to continue to elect to be treated and to continue to qualify as a REIT under the Code.

     If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax, at regular corporate tax rates, on its taxable income. The Company may be disqualified from treatment as a REIT for the four taxable years following the year during which its REIT qualification is lost. Even if the Company maintains its qualification for taxation as a REIT, the Company also may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

     The Company has one wholly-owned subsidiary, IRTCCII, that elected on March 15, 2001 to become a taxable REIT subsidiary pursuant to the REIT Modernization Act of 1999. The services provided by this subsidiary generate taxable income and are taxed at regular corporate income tax rates. The corresponding income tax is expensed.

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

     The Company owns and operates retail shopping centers in the southeastern United States. Such shopping centers generate rental and other revenue through the leasing of shop spaces to a diverse base of tenants. The Company evaluates the performance of each of its shopping centers on an individual basis due to specific geographical market demographics and local competitive forces. However, because the shopping centers have generally similar economic characteristics and tenants, the shopping centers have been aggregated into one reportable segment.

DERIVATIVE  FINANCIAL  INSTRUMENTS

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted this statement on January 1, 2001. The Company did not hold and has not engaged in transactions using derivative financial instruments. The adoption of this statement did not have a material effect on the Company's balance sheet or results of operations.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company adopted this standard on July 1, 2001 and adoption of this standard did not have a significant effect on the Company's financial statements.

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with infinite lives, but to test such assets for impairment on a regular basis. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on January 1, 2002 and adoption of this standard did not have a significant effect on the Company's financial statements.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on January 1, 2002 and adoption of this standard did not have a significant effect on the Company's financial statements.

RECLASSIFICATION  OF  PRIOR  YEAR  AMOUNTS

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the 2001 presentation.

3.     RENTAL  PROPERTIES

     Buildings and related improvements are depreciated on a straight-line basis for a period of 16 to 40 years. Tenant improvements are depreciated on a straight-line basis over the life of the related lease. Rental properties are comprised of the following:

                                                  DECEMBER 31,
                                               ------------------
                                                 2001      2000
                                               --------  --------
Land covered by purchase-leaseback agreements  $    250  $    686
Land related to building and improvements       153,300   146,781
Building and improvements                       493,188   476,510
Tenant improvements                              13,082     9,039
                                               --------  --------

     Total rental properties                   $659,820  $633,016
                                               ========  ========

     Upon expiration of the leases for land covered by purchase-leaseback agreements, all improvements on the land will become the property of the Company. The lessee of one of these properties had the option, subject to certain conditions, to repurchase the land. The option price was for an amount greater than the Company's carrying value of the related land. This option to repurchase the land was exercised in 2001, resulting in a gain to the Company of $347, included in the gain on outparcel sale in the accompanying Consolidated Statements of Earnings.

     Rental properties acquired and disposed in 2001 and 2000 are summarized below.

                                                  SHOPPING CENTER ACQUISITIONS

      Date                                                         Square   Year Built/    % Leased    Total Initial
    Acquired       Property Name                   City, State     Footage  Renovated   at Acquisition      Cost       Cash Paid
-----------------  ---------------------------  -----------------  -------  ---------   --------------- -------------  ---------
                                                                2001 ACQUISITIONS
          4/12/01  Unigold Shopping Center      Orlando, FL        102,985       1987              97%  $ 8,000       $    7,903
         11/30/01  Carrollwood Center           Tampa, FL           96,242  1971/1996              85%    6,763            6,763
                                                                   -------                              -------       ----------
                                                                   199,227                              $14,763       $   14,666
                                                                   =======                              =======       ==========

                                                                2000 ACQUISITIONS
         12/28/00  Pine Ridge Square            Coral Springs, FL  117,399       1986             100%  $11,600       $   11,438

                                        SHOPPING CENTER DISPOSITIONS

      Date                                                        Square    Sales     Net        Gain
      Sold         Property Name                City, State       Footage   Price   Proceeds    (Loss)
-----------------  -----------------------  --------------------  -------  -------  ---------  -------
                                                          2001 DISPOSITIONS
          4/18/01  Eden Center              Eden, NC               56,355  $ 3,950  $   3,830  $  742
          5/31/01  Chadwick Square          Hendersonville, NC     32,100    2,401      2,351     366
           6/8/01  Ft. Walton Beach Plaza   Ft. Walton Beach, FL   48,248    1,650      1,300    (135)
                                                                  -------  -------  ---------  -------
                                                                  136,703  $ 8,001  $   7,481  $  973
                                                                  =======  =======  =========  =======

                                                          2000 DISPOSITIONS
          1/14/00  Palm Gardens             Largo, FL              49,890  $ 1,500  $   1,389  $  804
           8/1/00  Palm Gardens (1)                                                       651     651
          2/18/00  Westgate Square          Sunrise, FL           104,853   11,355     10,271   1,934
          8/31/00  Abbeville                Abbeville, SC          59,525      177        135      (5)
          10/3/00  Carolina Place           Hartsville, SC         36,560    2,104      2,016     228
         12/29/00  Chester Plaza            Chester, SC            71,443    2,250      2,257     937
                                                                  -------  -------  ---------  -------
                                                                  322,271  $17,386  $  16,719  $4,549
                                                                  =======  =======  =========  =======

     (1)  Represents  additional  sale  proceeds  received  subsequent  to  the  sale of the property.

4.     PROPERTIES  UNDER  DEVELOPMENT

     Development  properties  consisted  of  the  following:

                                            DECEMBER 31,
                                           --------------
                                            2001    2000
                                           -------  -----
Land related to building and improvements  $11,491  $ 415
Building and improvements                   11,108    264
                                           -------  -----

     Total development properties          $22,599  $ 679
                                           =======  =====


     At December 31, 2001, the Company was is in the process of developing four shopping centers.

- Conway Crossing, located in Orlando, Florida, will consist of a 44,270 square foot Publix with 28,740 additional square feet of shop space.
- The Shops at Huntcrest, in Lawrenceville, Georgia, will be a 97,000 square foot shopping center anchored by a 54,340 square foot Publix.
- Lutz Lake Crossing, in Tampa, Florida, will have approximately 68,000 square feet of retail space, anchored by a 44,270 square foot Publix.
- Miramar, located in Broward County, Florida, encompasses approximately 23 acres and site preparation has been completed. This development is anticipated to consist of one outparcel and a 185,000 square foot developable tract for a national anchor tenant.

     During the year, IRTCCII completed the first development property, Regency Square, a 85,864 square foot shopping center, located in Port Richey, Florida and anchored by a 44,270 square foot Publix. The total cost of the development property was $9,817.

     Costs capitalized for development properties include, but are not limited to, interest and internal development costs. Amounts capitalized for interest in 2001, 2000 and 1999 were $776, $906 and $288, respectively. Internal development costs capitalized in 2001, 2000 and 1999 were $642, $276 and $230, respectively.

5.     DEVELOPMENT  AGREEMENTS

     The Company enters into agreements to develop shopping centers with local developers. The agreements consist of the Company committing to loan a fixed amount, at a specified interest rate, for the development of the shopping center and the Company then purchasing the center upon the developer meeting certain budgetary and leasing requirements. The loan is secured by the development property and due upon completion. The developer is responsible for all construction matters as well as initial leasing efforts. Generally, the purchase price to the Company is based on the shopping center's net operating income and an implied rate of return at the time when the developer meets the specified requirements.

     During 2001, the Company completed a development agreement, Chastain Square
II. This agreement was to expand a currently owned shopping center by 13,500 square feet. The Company loaned the developer a total of $3,645, which was repaid upon completion of the expansion. The Company then purchased the expansion for approximately $4,155.

     As of December 31, 2001, the Company is involved in one development agreement, Freehome Village, a 89,720 square foot shopping center. The Company has loaned $846 for development and the shopping center should be completed in 2003.

     The Company accounts for such development loans as mortgage loans in the accompanying Consolidated Balance Sheets. See Note 8 for an explanation of the loan terms.

6.     INVESTMENT  IN  AND  ADVANCES  TO  UNCONSOLIDATED  AFFILIATES

     IRT Capital Corporation ("IRTCC") was formed under the laws of Georgia in 1996 and subsequently dissolved in January 2001. This taxable subsidiary of the Company had the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage. The Company held 96% of the non-voting common stock and 1% of the voting common stock of IRTCC. The remaining common stock was held by a former member of the Board of Directors and a former executive officer of the Company. In January 2001, the Company purchased the remaining outstanding common stock from the former member of the Board of Directors and the former executive officer of the Company for $16. Subsequent to IRTCC becoming wholly-owned, the Company dissolved IRTCC and recognized a $4 loss. The loss upon dissolution is included within the accompanying Consolidated Income Statements. Prior to IRTCC becoming wholly owned and consolidated, it was accounted for by the Company under the equity method.

     IRTCCII was formed under the laws of Georgia in 1999 and is used by the Company primarily to develop properties. IRTCCII elected on March 15, 2001 to become a taxable REIT subsidiary pursuant to the REIT Modernization Act of 1999. In conjunction with the election, the Company made IRTCCII wholly-owned by purchasing the remaining outstanding common stock of IRTCCII for $2. Prior to March

15, 2001, the Company held 96% of the non-voting common stock and 1% of the voting common stock of IRTCCII. The remaining common stock was held by an executive officer and a director of the Company. IRTCCII was accounted for by the Company under the equity method prior to it becoming wholly-owned and consolidated as of March 15, 2001.

     LP, IRTCCII, IRTAL and IRTMC guarantee the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt. The guarantees are joint and several and full and unconditional.

     Condensed consolidating financial information for the wholly owned subsidiaries and the affiliates is presented as follows:

                                                                              GUARANTORS
                                                                   --------------------------------                  CONSOLIDATED
                                                    IRT PROPERTY       COMBINED           IRT         ELIMINATING    IRT PROPERTY
                                                      COMPANY      SUBSIDIARIES(1)    PARTNERS, LP      ENTRIES        COMPANY
                                                   --------------  ----------------  --------------  -------------  --------------
AS OF DECEMBER 31, 2001
ASSETS
   Net rental properties                           $     399,312   $        28,138   $     145,625   $          -   $     573,075
   Investment in affiliates                              122,168                 -               -       (122,168)              -
   Other assets                                           35,677            33,488          21,248        (72,988)         17,425
                                                   --------------  ----------------  --------------  -------------  --------------

      Total assets                                       557,157            61,626         166,873       (195,156)        590,500
                                                   ==============  ================  ==============  =============  ==============

LIABILITIES
   Mortgage notes payable                                 93,115             4,093          37,464              -         134,672
   Senior Notes, net                                     124,760                 -               -              -         124,760
   Indebtedness to banks                                  51,654                 -               -              -          51,654
   Other liabilities                                      84,928            24,431           2,154        (65,233)         46,280
                                                   --------------  ----------------  --------------  -------------  --------------

      Total liabilities                                  354,457            28,524          39,618        (65,233)        357,366
                                                   --------------  ----------------  --------------  -------------  --------------

SHAREHOLDERS' EQUITY
      Total shareholders' equity                         202,700            33,102         127,255       (129,923)        233,134
                                                   --------------  ----------------  --------------  -------------  --------------

      Total liabilities and shareholders' equity   $     557,157   $        61,626   $     166,873   $   (195,156)  $     590,500
                                                   ==============  ================  ==============  =============  ==============


FOR THE YEAR ENDED DECEMBER 31, 2001

REVENUES
   Income from rental properties                   $      60,846   $         1,306   $      23,296   $          -   $      85,448
   Interest Income                                         1,043                 -             417         (1,059)            401
   Interest on direct financing leases                       385                 -               -              -             385
   Other income                                              696            10,989             293        (10,628)          1,350
                                                   --------------  ----------------  --------------  -------------  --------------

      Total revenues                                      62,970            12,295          24,006        (11,687)         87,584
                                                   --------------  ----------------  --------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties                14,679               298           6,182              -          21,159
   Interest expense                                       20,449               632           2,772         (1,060)         22,793
   Depreciation                                           10,974               219           3,895              -          15,088
   Amortization of debt costs                                629                 3               9              -             641
   General and administrative                              2,920               289           1,050            311           4,570
                                                   --------------  ----------------  --------------  -------------  --------------

      Total expenses                                      49,651             1,441          13,908           (749)         64,251
                                                   --------------  ----------------  --------------  -------------  --------------

Equity in earnings (losses) of affiliates                 10,801                 -               -        (10,805)             (4)
                                                   --------------  ----------------  --------------  -------------  --------------

      Earnings before income taxes, minority
      interest and gain on sales of properties            24,120            10,854          10,098        (21,743)         23,329

Income tax provision                                           -               (53)              -              -             (53)

Minority interest in operating  partnership                    -                 -               -           (554)           (554)

Gain on sales of properties                                1,390                 -           1,108              -           2,498
                                                   --------------  ----------------  --------------  -------------  --------------

Net Earnings                                       $      25,510   $        10,801   $      11,206   $    (22,297)  $      25,220
                                                   ==============  ================  ==============  =============  ==============

Net cash flows provided by (used in)
operating activities                               $      26,432   $        10,741   $      13,699   $    (11,382)  $      39,490
                                                   ==============  ================  ==============  =============  ==============

Net cash flows (used in) provided by
investing activities                               $      (9,088)  $        (4,164)  $     (10,979)  $          2   $     (24,229)
                                                   ==============  ================  ==============  =============  ==============

Net cash flows (used in) provided by
financing activities                               $      (9,796)  $        (6,357)  $      (8,863)  $     11,381   $     (13,635)
                                                   ==============  ================  ==============  =============  ==============

                                                                                                   GUARANTORS
                                                                             -----------------------------------------------------
                                                              IRT PROPERTY      COMBINED               IRT          IRT CAPITAL
                                                                COMPANY       SUBSIDIARIES   (1)   PARTNERS, LP    CORPORATION II
                                                             --------------  --------------       --------------  ----------------
AS OF DECEMBER 31, 2000
ASSETS
Net rental properties                                        $     394,144   $       5,575        $     137,114   $        17,989
Investment in affiliates                                           107,555               -                    -                 -
Mortgage loans, net                                                  4,313               -                    -                 -
Other assets                                                        25,131          21,720                8,700               397
                                                             --------------  --------------       --------------  ----------------

Total assets                                                       531,143          27,295              145,814            18,386
                                                             ==============  ==============       ==============  ================

LIABILITIES
Mortgage notes payable                                              81,741           4,173               30,595                 -
Senior Notes, net                                                  124,714               -                    -                 -
Indebtedness to banks                                               55,000               -                    -                 -
Other liabilities                                                   54,344           1,319                8,320            18,396
                                                             --------------  --------------       --------------  ----------------

Total liabilities                                                  315,799           5,492               38,915            18,396
                                                             --------------  --------------       --------------  ----------------

SHAREHOLDERS' EQUITY
Total shareholders' equity                                         215,344          21,803              106,899               (10)
                                                             --------------  --------------       --------------  ----------------

Total liabilities and shareholders' equity                   $     531,143   $      27,295        $     145,814   $        18,386
                                                             ==============  ==============       ==============  ================


FOR THE YEAR ENDED DECEMBER 31, 2000

REVENUES
Income from rental properties                                $      62,636   $         688        $      20,295   $           123
Interest Income                                                        871               -                  331                 -
Interest on direct financing leases                                    542               -                    -                 -
Other income                                                            84           7,705                    -                 -
                                                             --------------  --------------       --------------  ----------------

Total revenues                                                      64,133           8,393               20,626               123
                                                             --------------  --------------       --------------  ----------------

EXPENSES
Operating expenses of rental properties                             14,302             128                5,371                78
Interest expense                                                    19,290             273                2,441                 -
Depreciation                                                        10,710              77                3,581                30
Amortization of debt costs                                             539               2                    -                 -
General and administrative                                           2,656               3                  848                79
                                                             --------------  --------------       --------------  ----------------

Total expenses                                                      47,497             483               12,241               187
                                                             --------------  --------------       --------------  ----------------

Equity in earnings (losses) of affiliates                           16,236               -                    -                 -
                                                             --------------  --------------       --------------  ----------------

Earnings before minority interest, gain on
sales of properties and extraordinary item                          32,872           7,910                8,385               (64)

Minority interest in operating  partnership                              -               -                    -                 -

Gain on sales of properties                                          4,549               -                    -                 -
                                                             --------------  --------------       --------------  ----------------

Net Earnings                                                 $      37,421   $       7,910        $       8,385   $           (64)
                                                             ==============  ==============       ==============  ================


Net cash flows provided by (used in) operating activities    $      28,178   $       7,645        $      10,837   $           881
                                                             ==============  ==============       ==============  ================
Net cash flows provided by (used in)   investing activities  $     (13,749)  $         (14)       $     (13,898)  $       (10,841)
                                                             ==============  ==============       ==============  ================
Net cash flows provided by (used in)   financing activities  $     (20,395)  $      (7,631)       $       9,345   $        10,148
                                                             ==============  ==============       ==============  ================


FOR THE YEAR ENDED DECEMBER 31, 1999

REVENUES
Income from rental properties                                $      62,942   $           -        $      19,802   $            54
Interest Income                                                         57               -                  324                 -
Interest on direct financing leases                                    560               -                    -                 -
Other income                                                         1,067           9,012                    -                 -
                                                             --------------  --------------       --------------  ----------------

Total revenues                                                      64,626           9,012               20,126                54
                                                             --------------  --------------       --------------  ----------------

EXPENSES
Operating expenses of rental properties                             14,420               -                4,909                21
Interest expense                                                    18,835               -                2,418                 -
Depreciation                                                        10,443               -                3,350                10
Amortization of debt costs                                             460               -                    -                 -
General and administrative                                           2,642               2                  788                20
                                                             --------------  --------------       --------------  ----------------

Total expenses                                                      46,800               2               11,465                51
                                                             --------------  --------------       --------------  ----------------

Equity in earnings (losses) of affiliates                           18,802               -                    -                 -
                                                             --------------  --------------       --------------  ----------------

Earnings before minority interest, gain on
sales of properties and extraordinary item                          36,628           9,010                8,661                 3

Minority interest in operating  partnership                              -               -                    -                 -

Gain on sales of properties                                          1,353               -                1,130                 -
                                                             --------------  --------------       --------------  ----------------

Earnings before extraordinary item                                  37,981           9,010                9,791                 3

EXTRAORDINARY ITEM
Loss on extingquishment of debt                                       (157)              -                    -                 -
                                                             --------------  --------------       --------------  ----------------

Net Earnings                                                 $      37,824   $       9,010        $       9,791   $             3
                                                             ==============  ==============       ==============  ================


Net cash flows provided by (used in) operating activities    $      30,113   $       8,854        $      12,218   $           (45)
                                                             ==============  ==============       ==============  ================
Net cash flows provided by (used in)   investing activities  $       7,217   $           -        $      (2,246)  $        (7,188)
                                                             ==============  ==============       ==============  ================
Net cash flows provided by (used in)   financing activities  $     (36,389)  $      (8,854)       $     (10,716)  $         7,223
                                                             ==============  ==============       ==============  ================

                                                                                              CONSOLIDATED
                                                               IRT CAPITAL     ELIMINATING    IRT PROPERTY
                                                              CORPORATION I      ENTRIES        COMPANY
                                                             ---------------  -------------  --------------
AS OF DECEMBER 31, 2000
ASSETS
Net rental properties                                        $            -   $    (17,989)  $     536,833
Investment in affiliates                                                  -        (90,213)         17,342
Mortgage loans, net                                                       -              -           4,313
Other assets                                                             31        (39,907)         16,072
                                                             ---------------  -------------  --------------

Total assets                                                             31       (148,109)        574,560
                                                             ===============  =============  ==============

LIABILITIES
Mortgage notes payable                                                    -              -         116,509
Senior Notes, net                                                         -              -         124,714
Indebtedness to banks                                                     -              -          55,000
Other liabilities                                                         2        (39,197)         43,184
                                                             ---------------  -------------  --------------

Total liabilities                                                         2        (39,197)        339,407
                                                             ---------------  -------------  --------------

SHAREHOLDERS' EQUITY
Total shareholders' equity                                               29       (108,912)        235,153
                                                             ---------------  -------------  --------------

Total liabilities and shareholders' equity                   $           31   $   (148,109)  $     574,560
                                                             ===============  =============  ==============


FOR THE YEAR ENDED DECEMBER 31, 2000

REVENUES
Income from rental properties                                $           15   $       (138)  $      83,619
Interest Income                                                           -              -           1,202
Interest on direct financing leases                                       -              -             542
Other income                                                              -         (7,789)              -
                                                             ---------------  -------------  --------------

Total revenues                                                           15         (7,927)         85,363
                                                             ---------------  -------------  --------------

EXPENSES
Operating expenses of rental properties                                   -            (78)         19,801
Interest expense                                                          -              -          22,004
Depreciation                                                              -            (30)         14,368
Amortization of debt costs                                                -              -             541
General and administrative                                               10            (89)          3,507
                                                             ---------------  -------------  --------------

Total expenses                                                           10           (197)         60,221
                                                             ---------------  -------------  --------------

Equity in earnings (losses) of affiliates                                 -        (16,292)            (56)
                                                             ---------------  -------------  --------------

Earnings before minority interest, gain on
sales of properties and extraordinary item                                5        (24,022)         25,086

Minority interest in operating  partnership                               -           (596)           (596)

Gain on sales of properties                                               -              -           4,549
                                                             ---------------  -------------  --------------

Net Earnings                                                 $            5   $    (24,618)  $      29,039
                                                             ===============  =============  ==============


Net cash flows provided by (used in) operating activities    $           (7)  $     (9,118)  $      38,416
                                                             ===============  =============  ==============
Net cash flows provided by (used in)   investing activities  $            -   $     21,491   $     (17,011)
                                                             ===============  =============  ==============
Net cash flows provided by (used in)   financing activities  $            -   $    (12,555)  $     (21,088)
                                                             ===============  =============  ==============


FOR THE YEAR ENDED DECEMBER 31, 1999

REVENUES
Income from rental properties                                $            5   $        678   $      83,481
Interest Income                                                           -              -             381
Interest on direct financing leases                                       -              -             560
Other income                                                              -         (9,110)            969
                                                             ---------------  -------------  --------------

Total revenues                                                            5         (8,432)         85,391
                                                             ---------------  -------------  --------------

EXPENSES
Operating expenses of rental properties                                   -            108          19,458
Interest expense                                                          -            235          21,488
Depreciation                                                              -             66          13,869
Amortization of debt costs                                                -              -             460
General and administrative                                                7            (27)          3,432
                                                             ---------------  -------------  --------------

Total expenses                                                            7            382          58,707
                                                             ---------------  -------------  --------------

Equity in earnings (losses) of affiliates                                 -        (18,798)              4
                                                             ---------------  -------------  --------------

Earnings before minority interest, gain on
sales of properties and extraordinary item                               (2)       (27,612)         26,688

Minority interest in operating  partnership                               -           (683)           (683)

Gain on sales of properties                                               -              -           2,483
                                                             ---------------  -------------  --------------

Earnings before extraordinary item                                       (2)       (28,295)         28,488

EXTRAORDINARY ITEM
Loss on extingquishment of debt                                           -              -            (157)
                                                             ---------------  -------------  --------------

Net Earnings                                                 $           (2)  $    (28,295)  $      28,331
                                                             ===============  =============  ==============


Net cash flows provided by (used in) operating activities    $           36   $     (9,724)  $      41,452
                                                             ===============  =============  ==============
Net cash flows provided by (used in)   investing activities  $            -   $     (6,334)  $      (8,551)
                                                             ===============  =============  ==============
Net cash flows provided by (used in)   financing activities  $          (35)  $     16,040   $     (32,731)
                                                             ===============  =============  ==============

NOTES:
(1)  Includes  IRT  Management  Co.  and  IRT  Alabama.

7.     NET  INVESTMENT  IN  DIRECT  FINANCING  LEASES

     At December 31, 2001, two retail facilities are leased to Wal-Mart Stores, Inc. at a total annual rental of $333 plus percentage rentals of 1% of gross sales in excess of the tenants' actual sales for its fiscal year ended January 31, 1990. Rental income, including percentage rent, from these leases totaled $281, $402 and $399 in 2001, 2000 and 1999, respectively.

     The Company sold in May 2001 ten branch bank buildings acquired in a 1984 merger. These facilities were leased to The Old Phoenix National Bank at a total annual rental of $313. For 2001, the Company recognized rental income of $104. The Company sold the bank buildings for $3,500 and recognized a gain from the sale of $1,525.

     Of the total rental income on direct financing leases, $153, $166 and $160 was recorded as amortization of capitalized leasing income in 2001, 2000 and 1999, respectively.

     The Company is to receive minimum lease payments of $333 per year during 2002 through 2006 and a total of $1,332 thereafter through the remaining lease terms.

8.     MORTGAGE  LOANS

     Under an October 2000 development agreement, the Company has a mortgage loan for the development of a 89,720 square foot center, Freehome Village, located in Cherokee County, Georgia. The Company has guaranteed to loan an amount not to exceed $925, of which $846 has been distributed as of December 31, 2001. The loan bears interest at the one month London Interbank Offering Rate ("LIBOR") plus a premium of 3%. Interest income recognized from this loan was $53 and $17 for 2001 and 2000, respectively. The loan is secured by the development property and is due in full in October 2002.

     Chastain Square II, another development loan made pursuant to a January 2000 development agreement was repaid in full in October 2001. This loan had an interest rate of one month LIBOR plus a premium of 2.5% and had a balance preceding the payment of $3,663. Interest income recognized from this loan was $207 and $218 for 2001 and 2000, respectively. See Note 5 for an explanation of the development agreements.

     The Company also has two mortgage loans, Cypress Chase "A" Condominiums and Mill Creek Club Condominiums. The Cypress Chase "A" Condominium loan has an interest rate of 10.0% and is due in May 2009. The Mill Creek Club Condominium loan is a participating loan of which the Company has a 46.2% interest. The loans associated with the Company's interest are due in 2006 and 2007 and have interest rates ranging from 8.63% to 12.38%. As of December 31, 2001 the balance outstanding on these two mortgage loans was approximately $91.

     In June 2001, the Company entered into a second mortgage in the amount of $250, with an interest rate of 7.0%, in connection with the sale of an operating property. The loan is due in its entirety in June 2003.

     The Company's investments in mortgage loans, all of which are secured by real estate investments, are summarized by type of loan at December 31, 2001 and 2000, as follows:

                                       2001                     2000
                              -----------------------  -----------------------
                               NUMBER      AMOUNT       NUMBER      AMOUNT
                              OF LOANS   OUTSTANDING   OF LOANS   OUTSTANDING
                              --------  -------------  --------  -------------
First Mortgage                       2  $        922          3  $      4,325
Mortgage Participation               1            16          1            19
Second Mortgage                      1           250          -             -
                              --------  -------------  --------  -------------
                                     4         1,188          4         4,344
Less: Interest discounts and
         negative goodwill           -           (28)         -           (31)
                              --------  -------------  --------  -------------

Mortgage Loans, net                  4  $      1,160          4  $      4,313
                              ========  =============  ========  =============

     Annual principal payments applicable to mortgage loan investments in the next five years and thereafter are as follows:

YEAR        AMOUNT
----------  -------
2002        $   855
2003            260
2004             11
2005              6
2006              7
Thereafter       21
            -------

            $ 1,160
            =======

     Based on current rates at which similar loans would be made, the estimated fair value of mortgage loans was approximately $1,239 and $4,354 at December 31, 2001 and 2000, respectively.

9.     MORTGAGE  NOTES  PAYABLE

     Mortgage notes payable are collateralized by various real estate investments having a net carrying value of approximately $207,895 at December 31, 2001. These notes have stated interest rates ranging from 6.50% to 9.625% and are due in monthly installments with maturity dates ranging from 2002 to 2024.

     In April 2001, the Company entered into three notes totaling $20,740, secured by first mortgages on three properties. These notes are due and payable in ten years and the principal amortization is based on a thirty year amortization schedule. The notes bear interest at a weighted average interest rate of 7.17% and range from 7.02% to 7.25%. Costs associated with obtaining the secured notes totaled $366 and are being amortized over the term of the loans.

     During 2000, the Company made a scheduled balloon payment at maturity of $3,521 on a note bearing interest at 7.75%.

     Future principal amortization and balloon payments applicable to mortgage notes payable at December 31, 2001 are as follows:

                    PRINCIPAL     BALLOON
YEAR              AMORTIZATION    PAYMENTS   TOTAL
----------------  -------------  ---------  --------
2002              $       2,684  $   7,155  $  9,839
2003                      2,805          -     2,805
2004                      3,023          -     3,023
2005                      3,266      7,500    10,766
2006                      3,393      4,797     8,190
Thereafter               53,150     45,604    98,754
                  -------------  ---------  --------

                  $      68,321  $  65,056   133,377
                  =============  =========
Interest Premium                               1,295
                                            --------

                                            $134,672
                                            ========

     Based on the borrowing rates currently available to the Company for notes with similar terms and maturities, the estimated fair value of mortgage notes payable was approximately $137,522 and $129,371 at December 31, 2001 and 2000, respectively.

10.     CONVERTIBLE  SUBORDINATED  DEBENTURES

     Effective August 31, 1993, the Company issued $86,250 of 7.3% convertible subordinated debentures due August 15, 2003, $23,275 of which are outstanding as of December 31, 2001. Interest on the debentures is payable semi-annually on February 15 and August 15. The debentures are convertible at any time prior to maturity into common stock of the Company at $11.25 per share, subject to adjustment in certain events. Costs associated with the issuance of the debentures are approximately $3,701 and are being amortized over the life of the debentures.

     During 1997, $1,653 of these debentures were converted into 146,921 shares of common stock. During 1998, $5,178 of these debentures were converted into 460,263 shares of common stock. No debentures were converted during 2001, 2000 or 1999. Based upon the conversion price, 2,068,889 authorized but unissued common shares have been reserved for possible issuance if the $23,275 debentures outstanding at December 31, 2001 are converted.

     The Company had the option to redeem the debentures at par and, on December 24, 2001, the Company gave notice it intended to exercise such redemption option by January 24, 2002. See Note 25 for additional disclosure.

Based on the closing market price of the debentures at year-end, the estimated fair value of the debentures was approximately $23,828 and $22,111 at December 31, 2001 and 2000, respectively.

11.     SENIOR  NOTES

     On March 26, 1996, the Company issued $50,000 of 7.45% senior notes. These notes were due April 1, 2001 and were repaid on such date. These senior notes were issued at a discount of $84 which was amortized over the life of the notes on a straight-line basis for financial reporting purposes. Net proceeds from the issuance totaled approximately $49,394. Interest on the 7.45% senior notes was payable semi-annually on April 1 and October 1. Costs associated with the issuance of these senior notes totaled approximately $522 and were amortized over the life of the notes.

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

     On March 23, 2001, the Company established a Medium Term Note Program (the "MTN Program"), pursuant to the Company's shelf registration statement filed in January, 2001. The MTN Program allows the Company, from time to time, to issue and sell up to $100,000 of medium term notes. Medium term notes have a maturity of nine months or more from the date of issuance and are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, if any, by each of LP, IRTMC, IRTAL and IRTCCII.

     On March 29, 2001, pursuant to the MTN Program, the Company issued $50,000 of 7.77% senior notes due April 1, 2006. Net proceeds from the issuance totaled $49,328. Interest on these senior notes is payable semi-annually on April 1 and October 1. Costs associated with the issuance of these senior notes totaled approximately $672 and are being amortized over the life of the notes.

12.     INDEBTEDNESS  TO  BANKS

     On November 1, 1999, the Company obtained a $100,000 unsecured revolving loan facility ("Revolving Loan"), which was scheduled to mature on November 1, 2002. This loan replaced the Company's previous credit facility which was cancelled in conjunction with the new Revolving Loan. Due to the cancellation of the previous credit facility, the Company recognized an extraordinary loss of $157 for the write-off of the related unamortized loan costs. In addition to the new Revolving Loan, the Company secured a $5,000 swing line credit facility with terms similar to those of the Revolving Loan and a scheduled maturity date of October 31, 2000. On November 1, 2000, the Company extended the maturity date of the Revolving Loan and swing line credit facility to November 1, 2003.
Also on November 1, 2000, the Company secured an option to increase the Revolving Loan at its discretion by $50,000.

     Under the Revolving Loan, the Company may elect to pay interest at either the lender's prime, adjusted daily, or the London Interbank Offered Rates
("LIBOR"), plus the "Applicable Margin" based upon the rating of the senior unsecured debt obligations of the Company. The Applicable Margin ranges from 0.95% to 1.40%. The Applicable Margin based on the Company's current rating is 1.15%. At December 31, 2001, the weighted average interest rate was 3.67% on outstanding borrowings under the Revolving Loan. The terms of the Revolving Loan and swing line credit facility require the Company to pay an annual facility fee equal to 0.2% of the total commitment and include certain restrictive covenants which require compliance with certain financial ratios and measurements. At December 31, 2001, the Company was in compliance with these covenants.

     LP, IRTCCII, IRTAL and IRTMC guarantee the Company's indebtedness on the Revolving Loan and swing line credit facility.

     The following data is presented with respect to the Revolving Loan and swing line credit facility in 2001 and 2000:

                                                2001      2000
                                              --------  --------
Available balance at year end                 $53,346   $50,000
Average borrowing for the period              $43,355   $35,583
Maximum amount outstanding during the period  $57,000   $55,000
Average interest rate for the period             6.48%     7.61%
Interest rate at year end                        3.67%     7.97%

     The Company incurred facility fees of approximately $224, $202, and $201 for the years ended December 31, 2001, 2000 and 1999, respectively.

13.     COMMITMENTS  AND  CONTINGENCIES

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

14.     MINORITY  INTEREST

     Minority interest for the years ended December 31, 2001 and 2000 represents a 5.66% and 7.0% interest, respectively, in the results of the LP which are owned by a third party. In 1998, LP was formed with a contribution of three Florida shopping centers by an unaffiliated limited partner and a contribution of twenty shopping centers by the Company. Subsequent to the formation of LP, the Company has contributed cash to acquire seven shopping centers and LP has divested of five shopping centers. At December 31, 2001 and 2000, 815,852 OP Units were held by the limited partner. The unaffiliated limited partner has the option to require LP to redeem its OP Units at any time, in which event LP has the option to purchase the OP Units for cash or convert them into one share of the Company's common stock for each OP Unit.

     Adjustments have been made to the minority interest balance in LP to properly reflect its ownership interest in the Company. During 2001, 2000 and 1999, adjustments of $13, $(395) and $(357) were recorded, respectively. The adjustments are a result of the purchase or issuance of additional shares of common stock and OP units.

     The Company also records a minority interest for the limited partners' share of equity in two properties. The two properties in which the Company has a general partner interest are Venice Plaza (75% interest) and North Village Center (49.5% interest). The aggregate balance of the minority interests as of December 31, 2001 and 2000 is $528 and $434, respectively, and is included within accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

15.     DEFERRED  COMPENSATION  AND  STOCK  LOANS

     On June 18, 1998, 119,760 restricted shares of common stock were granted and 119,760 shares (the "Loan Shares") were issued pursuant to recourse loans due June 18, 2008. The loans were made to certain Company officers as incentives for future services. The restricted shares vest ratably over 10 years from the date of grant. The restricted shares and the Loan Shares were valued at the closing price of the Company's common stock on June 18, 1998 of $10.437.

     On January 7, 2000, an additional 25,001 restricted shares of common stock were granted to certain Company officers as incentives for future services. The restricted shares vest ratably over 9 years from the date of grant. The restricted shares were valued at the closing price of the Company's common stock on January 7, 2000 of $8.1875.

16.     TREASURY  STOCK

     In November 1999, the Board of Directors authorized the Company to repurchase up to $25,000 of its common stock through the open market or in privately negotiated transactions. During 2001 and 2000, the Company repurchased 47,000 and 2,488,701 shares, for a cost of $405 and $20,818, respectively, including commissions and other costs.

     On January 16, 2001, the Company completed the stock repurchase program. The Company repurchased a total of 3,028,276 shares at an average price of $8.26 per share.

17.     RENTAL  INCOME

     Leases with tenants are accounted for as operating leases. Certain tenants are required to pay percentage rents based on gross sales exceeding stated amounts. The Company receives reimbursements from tenants for real estate taxes, common area maintenance and other recoverable costs. Rents from tenants are summarized as follows:

                           2001     2000     1999
                          -------  -------  -------
Minimum rental income     $68,977  $67,326  $68,726
Percentage rental income      896    1,016    1,018
Other rental income        15,575   15,277   13,737
                          -------  -------  -------

  Total rental income     $85,448  $83,619  $83,481
                          =======  =======  =======

     Minimum rents to be received from tenants on noncancellable operating leases for the Company's shopping center, industrial, and land purchase-leaseback investments at December 31, 2001 are as follows:

YEAR         AMOUNT
----------  --------
2002        $ 68,920
2003          62,197
2004          54,232
2005          46,147
2006          37,922
Thereafter   189,982
            --------

            $459,400
            ========

18.     INCOME  TAXES

     The Company has one subsidiary, IRTCCII, that became wholly-owned by the Company in March 2001. As a result, IRTCCII had federal taxable income of $179 which caused income tax expense of $53.

19.     CASH  DISTRIBUTIONS  AND  DIVIDEND  REINVESTMENT  PLAN

     The Company has elected since inception to be treated as a REIT under the Code. In accordance with the Code, a REIT must distribute at least 90% (95%
prior to 2001) of its taxable income to its shareholders each year. See Note 2 for additional disclosure. The differences between taxable income as reported on the Company's tax return (estimated 2001 and actual 2000 and 1999) and net earnings as reported on the Consolidated Statements of Earnings are as follows:

                                                       2001      2000      1999
                                                     --------  --------  --------
Net earnings available to common shareholders        $25,220   $29,039   $28,331
Rental income timing differences                       1,032      (628)      152
Taxable direct financing lease income                    152       171       161
Depreciation timing differences on real estate         1,402     1,032       666
Minority interest adjustments                            445      (172)    1,003
Taxable gain (loss) on sale of operating properties    1,903    (1,638)      760
Taxable loss (gain) for unconsolidated affiliates          -        56        (4)
Elimination of earnings for taxable REIT subsidiary      (36)        -         -
Miscellaneous timing differences                         (97)       66       (21)
                                                     --------  --------  --------

Taxable income available to common shareholders      $30,021   $27,926   $31,048
                                                     ========  ========  ========

     The following is a reconciliation between dividends declared and dividends applied in 2000 and 1999 and estimated to be applied in 2001 to meet REIT distribution requirments:

                                                  2001      2000     1999
                                                 -------  --------  -------
Dividends Declared                               $28,589  $29,782   $30,908
Portion of dividends declared in current year,
    and paid in current year, which was applied
    to the prior year distribution requirements        -     (140)        -
Portion of dividends declared in subsequent
    year, and paid in subsequent year, which
    will apply to current year                     1,432        -       140
                                                 -------  --------  -------

Dividends applied to meet current year
    REIT distribution requirements               $30,021  $29,642   $31,048
                                                 =======  ========  =======

     The taxability of per share distributions paid to shareholders during the years ended December 31, 2001, 2000 and 1999 was as follows:

                              2001                  2000                  1999
                       --------------------  --------------------  --------------------
                       AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE
                       -------  -----------  -------  -----------  -------  -----------
Ordinary income        $ 0.769        81.8%  $ 0.787        83.7%  $ 0.787        84.6%
Capital gains            0.171        18.2%    0.092         9.8%    0.143        15.4%
Return of capital            -         0.0%    0.061         6.5%        -         0.0%
                       -------  -----------  -------  -----------  -------  -----------

  Total rental income  $ 0.940       100.0%  $ 0.940       100.0%  $ 0.930       100.0%
                       =======  ===========  =======  ===========  =======  ===========

     The Company has a Dividend Reinvestment Plan (the "DRIP") which allows shareholders, who own at least 100 shares of the Company's common stock, to elect to reinvest all or a portion of their distributions in newly issued shares of common stock of the Company. The Company did not receive any proceeds under the DRIP in 2001 and 1999 as shares were purchased on the open market to fund the DRIP. In 2000, the Company issued 59,089 treasury shares and received net proceeds of $497.

20.     EARNINGS  PER  SHARE

     Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. The effects of the conversion of the 7.3% subordinated debentures have been included in the calculation of diluted earnings per share, as they are dilutive for the year ended December 31, 2001 and 2000. The effects of such conversion of the 7.3% debentures for the year ended December 31, 1999 is excluded, as they are antidilutive. The effects of the conversion of the OP Units have been included in the calculation of diluted earnings per share, as they are dilutive for the years ended December 31, 2001, 2000 and 1999. The effects of the exercise of certain stock options and issuances of restricted stock, using the treasury stock method, have been included in the diluted earnings per share calculation for the year ended December 31, 2001. Also, the effects of the stock options were dilutive for the year ended December 31, 2000. However, the effects of the restricted stock for the year ended December 31, 2000 and the effects of the stock options and restricted stock for the year ended December 31, 1999 were antidilutive and excluded from the calculation.

                                                                                      PER SHARE
                                                             INCOME       SHARES        AMOUNT
                                                             -------  --------------  ---------
                                                                      (in thousands)
For the fiscal year ended December 31, 2001
  Basic net earnings available to shareholders               $25,220          30,322    $  0.83
                                                                                        =======
  Options outstanding                                              -              91
  Restricted stock                                                 -               3
  Minority interest of unitholders in operating partnership      554             816
  Conversion of 7.3% debentures                                1,799           2,069
                                                             -------  --------------

  Diluted net earnings available to shareholders             $27,573          33,301    $  0.83
                                                             =======  ==============    =======

For the fiscal year ended December 31, 2000
  Basic net earnings available to shareholders               $29,039          31,536    $  0.92
                                                                                        =======
  Options outstanding                                              -              11
  Minority interest of unitholders in operating partnership      596             816
  7.3% Convertible Debentures                                  1,799           2,069
                                                             -------  --------------

  Diluted net earnings available to shareholders             $31,434          34,432    $  0.91
                                                             =======  ==============    =======

For the fiscal year ended December 31, 1999
  Basic net earnings available to shareholders               $28,331          33,119    $  0.86
                                                                                        =======
  Minority interest of unitholders in operating partnership      683             785
                                                             -------  --------------

  Diluted net earnings available to shareholders             $29,014          33,904    $  0.86
                                                             =======  ==============    =======

21.     STOCK  OPTION  AND  PURCHASE  PLANS

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

     The Company also adopted the IRT Property Company 2000 Employee Stock Purchase Plan (the "ESPP"), approved by the shareholders on May 16, 2000. The ESPP allows eligible employees to acquire shares of the Company's stock on a quarterly basis through payroll deductions. A maximum of 300,000 shares of common stock is reserved for issuance under the ESPP. The purchase price of the shares of common stock are 90% of the lesser of the closing price of a share of common stock on the first trading day of the purchase period or the last trading day of the purchase period. The Company initiated the ESPP in 2001 and there were two purchase periods in 2001, which ended on September 30, 2001 and December 31, 2001, respectively. For the purchase period ended
September 30, 2001, 1,159 shares were purchased at a price of $9.72 per share. For the purchase period ended December 31, 2001, 1,380 shares were purchased at a price of $9.36 per share.

     The Company accounts for these plans under APB 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                 2001     2000     1999
                -------  -------  -------
Net earnings:
  As reported   $25,220  $29,039  $28,331
  Pro forma     $25,080  $28,932  $28,331

EPS - basic:
  As reported   $  0.83  $  0.92  $  0.86
  Pro forma     $  0.83  $  0.92  $  0.85

EPS - diluted:
  As reported   $  0.83  $  0.91  $  0.86
  Pro forma     $  0.82  $  0.90  $  0.85

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under SFAS 123, the fair value of each option grant and stock purchase right is estimated as of the date of grant and date of purchase, respectively, using the Black-Scholes option pricing model. The weighted average fair value of options granted is $0.40, $0.46 and $0.62 for 2001, 2000 and 1999, respectively. The weighted average fair value of the rights to purchase stock pursuant to the ESPP were $1.98 for 2001. The following weighted-average assumptions were used for option grants and stock purchase rights in 2001, 2000 and 1999, respectively:

                                   2001    2000    1999
                                  ------  ------  ------
Risk free interest rate            4.98%   6.71%   4.74%
Expected dividend yield           11.10%  12.03%   9.50%
Expected volatility               21.00%  21.00%  21.00%
Expected annual forfeiture rate    0.00%   5.00%   5.00%
Expected lives (in years)             5       5       5

     Details of the stock option activity during 2001, 2000, and 1999 are as follows:

                                            NUMBER OF SHARES
                                          ----------------------    OPTION PRICE
                                          EMPLOYEES   DIRECTORS      PER SHARE
                                          ----------  ----------  ---------------
Options outstanding at December 31, 1998    485,968      67,500   $ 7.63 - $14.90
Granted                                     156,400           -   $          9.69
Granted                                           -       5,000   $          9.38
Exercised                                    (4,000)          -   $          9.25
Expired unexercised                        (130,500)    (10,000)  $ 9.25 - $14.90
                                          ----------  ----------

Options outstanding at December 31, 1999    507,868      62,500   $ 7.63 - $13.38
Granted                                     321,393           -   $  7.81 - $8.63
Granted                                           -       5,000   $          8.75
Exercised                                   (36,800)          -   $          7.81
Expired unexercised                        (107,032)    (10,000)  $ 7.81 - $12.50
                                          ----------  ----------

Options outstanding at December 31, 2000    685,429      57,500   $ 7.63 - $13.38
Granted                                     317,627           -   $          8.31
Granted                                           -      25,000   $         10.30
Exercised                                  (204,818)          -   $ 7.81 - $10.13
Expired unexercised                         (25,000)     (6,250)  $7.625 - $10.25
                                          ----------  ----------

Options outstanding at December 31, 2001    773,238      76,250   $ 7.81 - $13.38
                                          ==========  ==========

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                   NUMBER       WEIGHTED AVERAGE     WEIGHTED
RANGE OF                         OUTSTANDING       REMAINING         AVERAGE
EXERCISE PRICES                AND EXERCISABLE  CONTRACTUAL LIFE  EXERCISE PRICE
----------------               ---------------  ----------------  ---------------
7.81               -  $ 8.75          422,688        8.56 years  $          8.35
9.25               -  $ 9.75          192,950        5.22 years  $          9.58
10.00              -  $10.75           85,500        4.57 years  $         10.35
11.38              -  $11.69          124,850        5.61 years  $         11.58
12.00              -  $13.38           23,500        1.27 years  $         12.52
----------------    -  ------  ---------------  ----------------  ---------------

7.81               -  $13.38          849,488        6.77 years  $          9.42
================    =  ======  ===============  ================  ===============

22.     EMPLOYEE  RETIREMENT  BENEFITS

     Under the Company's 401(k) Plan, employees who annually work over 1,750 hours and are at least 18 years of age are eligible for participation in the Plan. Employees may elect to make contributions to the Plan as defined by the Internal Revenue Code. The Company matches 100% of such contributions up to 6% of the individual participant's compensation, based on the length of service. The Company contributed approximately $192, $184 and $159 to the 401(k) Plan in 2001, 2000 and 1999, respectively.

23.     SUMMARY  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES

     Significant noncash transactions for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                    2001    2000    1999
                                                    -----  ------  -------
Adjustment for minority interest ownership of LP    $  13  $(395)  $ (357)
Issuance of employee restricted stock                   -  $ 204        -
Mortgages assumed in purchase of rental properties      -      -   $5,742

24.     RELATED  PARTY  TRANSACTIONS

     Beginning in 2000, the Company provides management services for two shopping centers owned principally by real estate joint ventures in which an officer of the Company has economic interests. Such services are performed pursuant to management agreements which provide for fees based upon a percentage of gross revenues from the properties and other direct costs incurred in connection with management of the centers. The Consolidated Statements of Earnings include management fee income from these management services of $100 and $14 for the years ended December 31, 2001 and 2000.

25.     SUBSEQUENT  EVENTS

     On January 22, 2002, one of the Company's tenants, Kmart Corporation, filed for bankruptcy protection. The Company has eight stores leased to Kmart which accounted for 4.5% of the Company's revenues for the year ended December 31, 2001.

     On January 23, 2002, pursuant to the MTN Program, the Company issued $25,000 of 7.84% senior unsecured notes due January 23, 2012. Proceeds were used to redeem the Company's 7.3% convertible subordinated debentures and to partially prepay a mortgage note payable.

     On January 24, 2002, the Company redeemed all of the outstanding 7.3% convertible subordinated debentures due August, 2003 at par plus accrued interest. Prior to redemption, 165 bonds were converted into 14,659 shares of common stock. The Company paid $23,220 to redeem the remaining bonds outstanding.

26.     EVENTS  SUBSEQUENT  TO  DATE  OF  AUDITOR'S  REPORT  (UNAUDITED)

     On February 19, 2002, the Company acquired Parkwest Crossing, a 85,602 square foot neighborhood shopping center located in the Raleigh-Durham area of North Carolina. The Company acquired the center for approximately $6,600, including an assumption of a $4,800, 8.1% mortgage secured by the property. The mortgage is due and payable in ten years and the principal amortization is based on a thirty year amortization schedule.

     On March 1, 2002, the Company prepaid a 9.63% mortgage note payable which was due on June 1, 2002 for approximately $5,210.

27.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the fiscal years ended December 31, 2001 and 2000.

                                                                        2001
                                                     ------------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                     ---------  ---------  ---------  ---------
Revenues                                             $ 21,869   $ 21,960   $ 21,864   $ 21,891
                                                     =========  =========  =========  =========

Earnings before income taxes, minority interest and
  gain on sales of properties                        $  6,049   $  5,692   $  5,833   $  5,755
Income taxes                                                -        (53)         -          -
Minority interest - OP unitholders                        (61)      (244)      (117)      (132)
Gain on sales of properties                                 -      2,498          -          -
                                                     ---------  ---------  ---------  ---------

Net earnings                                         $  5,988   $  7,893   $  5,716   $  5,623
                                                     =========  =========  =========  =========

Per share:
  Basic                                              $   0.20   $   0.26   $   0.19   $   0.18
                                                     =========  =========  =========  =========
  Diluted                                            $   0.19   $   0.26   $   0.19   $   0.18
                                                     =========  =========  =========  =========

                                                                        2000
                                                     ------------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     ---------  ---------  ---------  ---------

Revenues                                             $ 21,468   $ 21,356   $ 21,738   $ 20,803
                                                     =========  =========  =========  =========

Earnings before minority interest and
  gain on sales of properties                        $  6,749   $  6,402   $  6,244   $  5,695
Minority interest - OP unitholders                       (159)      (157)      (143)      (138)
Gain on sales of properties                             2,738          -        644      1,166
                                                     ---------  ---------  ---------  ---------

Net earnings                                         $  9,328   $  6,245   $  6,745   $  6,723
                                                     =========  =========  =========  =========

Per share:
  Basic                                              $   0.29   $   0.20   $   0.21   $   0.22
                                                     =========  =========  =========  =========
  Diluted                                            $   0.28   $   0.20   $   0.21   $   0.22
                                                     =========  =========  =========  =========

                                                                    SCHEDULE III

                                      IRT PROPERTY COMPANY AND SUBSIDIARIES

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 2001
                                       (IN THOUSANDS, EXCEPT USEFUL LIVES)

                                                           COSTS           AMOUNT    ACCUMULATED   USEFUL
                                            INITIAL     CAPITALIZED       AT WHICH   DEPRECIATION  LIFE OF
                                   ENCUM-   COST TO    SUBSEQUENT TO     CARRIED AT    AT CLOSE   BUILDINGS         DATE
DESCRIPTION                       BRANCES   COMPANY     ACQUISITION    CLOSE OF YEAR    OF YEAR    (YEARS)        ACQUIRED
--------------------------------  --------  --------  ---------------  --------------  ---------  ----------  ----------------
Alafaya Commons
  Orlando, FL
    Land                          $      -  $  5,526  $            -   $        5,526  $       -          40  November, 1996
    Buildings                                  4,724             498            5,222        666

Ambassador Row
  Lafayette, LA
    Land                                 -     2,452               -            2,452          -          40  December, 1994
    Buildings                                  7,244             876            8,120      1,578

Ambassador Row Courtyards
  Lafayette, LA
    Land                                 -     2,899               -            2,899          -          40  December, 1994
    Buildings                                  8,698           1,476           10,174      1,851

Asheville Plaza  (1)
  Asheville, NC
    Land                                 -        53              15               68          -          30  April, 1986
    Buildings                                    336               2              338        178

Bay Pointe Plaza (1)
  St. Petersburg, FL
    Land                                 -     3,250               -            3,250          -          40  December, 1998
    Buildings                                  3,138           2,040            5,178        265

Bluebonnet Village
  Baton Rouge, LA
    Land                                 -     2,540            (146)           2,394          -          40  December, 1994
    Buildings                                  5,510             415            5,925      1,081

The Boulevard
  Lafayette, LA
    Land                                 -       948               -              948          -          40  December, 1994
    Buildings                                  2,845             260            3,105        570

Carrollwood Center (1)
   Tampa, FL
    Land                                 -     1,661               -            1,661          -          40  November, 2001
    Buildings                                  4,999              87            5,086         10

Centre Pointe Plaza  (1)
  Smithfield, NC
    Land                                 -       984              12              996          -          40  December, 1992 &
    Buildings                                  8,003             303            8,306      1,957              December, 1993

Charlotte Square  (1)
  Port Charlotte, FL
    Land                             3,993     2,114               -            2,114          -          40  August, 1998
    Buildings                                  3,892             364            4,256        391

Chastain Square
  Atlanta, GA
    Land                             4,093     1,689           1,700            3,389          -          40  December, 1997
    Buildings                                  5,069           2,609            7,678        554

Chelsea Place
  New Port Richey, FL
    Land                                 -     1,388               -            1,388          -          40  July, 1993
    Buildings                                  5,550              77            5,627      1,197

Chestnut Square  (1)
  Brevard, NC
    Land                                 -       296               -              296          -          40  January, 1992
    Buildings                                  1,113             106            1,219        323

Colony Square
  Fitzgerald, GA
    Land                                 -       273               -              273          -          40  February, 1988
    Buildings                                  2,456             254            2,710      1,073

Commerce Crossing
  Commerce, GA
    Land                                 -       380               1              381          -          40  December, 1992
    Buildings                                  4,090             132            4,222        959

Country Club Plaza
  Slidell, LA
    Land                                 -     1,069               -            1,069          -          40  January, 1995
    Buildings                                  3,010             193            3,203        648

Countryside Shops
  Cooper City, FL
    Land                                 -     5,652               -            5,652          -          40  June, 1994
    Buildings                                 10,977           1,053           12,030      2,267

The Crossing
  Slidell, LA
    Land                                 -     1,282               -            1,282          -          40  December, 1994
    Buildings                                  3,214             109            3,323        662

Daniel Village
  Augusta, GA
    Land                             4,473     2,633               -            2,633          -          40  March, 1998
    Buildings                                  9,612             190            9,802        952

Douglas Commons
  Douglasville, GA
    Land                             5,331     2,543               3            2,546          -          40  August, 1992
    Buildings                                  5,958             341            6,299      1,573

Elmwood Oaks
  Harahan, LA
    Land                             7,500     4,559               -            4,559          -          40  January, 1992
    Buildings                                  6,560             118            6,678      1,705

Fairview Oaks
  Ellenwood, GA
    Land                             5,045       714               -              714          -          40  June, 1997
    Buildings                                  6,396               2            6,398        727

Forest Hills Centre  (1)
  Wilson, NC
    Land                                 -       870              (9)             861          -          40  August, 1990
    Buildings                                  4,121             772            4,893      1,327

Forrest Gallery  (1)
  Tullahoma, TN
    Land                                 -     2,137              11            2,148          -          40  December, 1992
    Buildings                                  9,978             821           10,799      2,689

The Galleria  (1)
  Wrightsville Beach, NC
    Land                                 -     1,070             (41)           1,029          -          40  August, 1986
    Buildings                                  6,139           1,390            7,529      2,597              & December, 1987

Grassland Crossing
  Alpharetta, GA
    Land                             6,265     1,075               -            1,075          -          40  February, 1997
    Buildings                                  8,832             410            9,242      1,204

Greenwood
  Palm Springs, FL
    Land                                 -     4,129               -            4,129          -          40  July, 1997
    Buildings                                  8,954             325            9,279      1,091

Gulf Gate Plaza
  Naples, FL
    Land                                 -       278               -              278          -          28  June, 1979
    Buildings                                  1,858           2,553            4,411      3,475

Heritage Walk
  Milledgeville, GA
    Land                             7,166       810               -              810          -          40  June,1993
    Buildings                                  7,944             121            8,065      1,736

Lancaster Plaza
  Lancaster, SC
    Land                                 -       121               -              121          -          30  April, 1986
    Buildings                                    744             604            1,348        822

Lancaster Shopping Center
  Lancaster, SC
    Land                                 -       338               -              338          -          30  August, 1986 &
    Buildings                                  1,228              77            1,305        621              December, 1987

Lawrence Commons  (1)
  Lawrenceburg, TN
    Land                                 -       816               -              816          -          40  August, 1992
    Buildings                                  2,729              63            2,792        695

Lexington Shopping Center
  Lexington, VA
    Land                                 -       312               -              312          -          30  June, 1988 &
    Buildings                                  1,639             650            2,289      1,024              June, 1989

Mableton Crossing
  Mableton, GA
    Land                             4,328     2,781               -            2,781          -          40  June, 1998
    Buildings                                  5,389              12            5,401        478

Macland Pointe
  Marietta, GA
    Land                             5,972     1,252             (12)           1,240          -          40  January, 1993
    Buildings                                  4,317             642            4,959      1,126

Madison Centre
  Madison, AL
    Land                             4,093     2,772               -            2,772          -          40  August, 1997
    Buildings                                  3,046              20            3,066        338

Market Place
  Norcross, GA
    Land                                 -     3,820               -            3,820          -          40  April, 1997
    Buildings                                  3,254             450            3,704        544

McAlpin Square
  Savannah, GA
    Land                                 -         -               -                -          -          40  December, 1997
    Buildings                                  6,152           1,475            7,627        765

Millervillage
  Baton Rouge, LA
    Land                                 -     1,927               -            1,927          -          40  December, 1994
    Buildings                                  5,662             130            5,792      1,088

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                                 -     3,704               7            3,711          -          40  August, 1992
    Buildings                                  6,401             483            6,884      1,834

North River Village
  Ellenton, FL
    Land                                 -     2,949               -            2,949          -          40  December, 1992 &
    Buildings                                  7,161             651            7,812      1,607              December, 1993

North Village Center
  North Myrtle Beach, SC
    Land                             1,876       483               -              483          -          37  August, 1986
    Buildings                                  2,785             114            2,899        993

Old Kings Commons
  Palm Coast, FL
    Land                                 -     1,491               -            1,491          -          40  May, 1988
    Buildings                                  4,474             197            4,671      1,694

Parkmore Plaza
  Milton, FL
    Land                                 -     1,799               8            1,807          -          40  December, 1992
    Buildings                                  6,454             612            7,066      1,567

Paulding Commons
  Dallas, GA
    Land                             6,949     2,312               3            2,315          -          40  August, 1992
    Buildings                                 10,607             234           10,841      2,627

Pensacola Plaza
  Pensacola, FL
    Land                                 -       131               -              131          -          30  July, 1986
    Buildings                                  2,392             187            2,579      1,381

Pine Ridge Sqare (1)
  Coral Springs, FL
     Land                            7,502     2,909               -            2,909          -          40  December, 2000
     Buildings                                 8,727              34            8,761        219

Pinhook Plaza
  Lafayette, LA
    Land                                 -     2,768               -            2,768          -          40  December, 1994
    Buildings                                  8,304             475            8,779      1,591

Plaza Acadienne
  Eunice, LA
    Land                                 -         -               -                -          -          40  December, 1994
    Buildings                                  2,918             135            3,053        579

Plaza North  (1)
  Hendersonville, NC
    Land                                 -       658               -              658          -          40  August, 1992
    Buildings                                  1,796              65            1,861        448

Powers Ferry Plaza
  Marietta, GA
    Land                                 -     1,725              (9)           1,716          -          40  May, 1997
    Buildings                                  5,785             585            6,370        762

Providence Square  (1)
  Charlotte, NC
    Land                                 -       450               -              450          -          35  December, 1971
    Buildings                                  1,896           2,422            4,318      3,545

Regency Square
    Port Richey, FL
    Land                                 -     3,036               -            3,036          -          40  March, 2001
    Buildings                                  6,195               -            6,195        180

Riverside Square  (1)
  Coral Springs, FL
    Land                             8,488     5,893               -            5,893          -          40  August, 1998
    Buildings                                  7,131             223            7,354        672

Riverview Shopping Center  (1)
  Durham, NC
    Land                                 -       400               -              400          -          35  March, 1972
    Buildings                                  1,823           4,713            6,536      3,166

Salisbury Marketplace  (1)
  Salisbury, NC
    Land                                 -       734               -              734          -          40  August, 1996
    Buildings                                  3,878              62            3,940        543

Scottsville Square
  Bowling Green, KY
    Land                                 -       653               1              654          -          20  August, 1992
    Buildings                                  1,782             196            1,978        809

Seven Hills
  Spring Hill, FL
    Land                                 -     1,903               -            1,903          -          40  July, 1993
    Buildings                                  2,977              43            3,020        662

Shelby Plaza  (1)
  Shelby, NC
    Land                                 -         -               -                -          -          21  April, 1986
    Buildings                                    937             855            1,792      1,156

Sherwood South
  Baton Rouge, LA
    Land                                 -       496               -              496          -          40  December, 1994
    Buildings                                  1,489             487            1,976        473

Shipyard Plaza
  Pascagoula, MS
    Land                                 -       359               -              359          -          40  April, 1988
    Buildings                                  4,130             381            4,511      1,498

Shoppes at Lago Mar (1)
  Miami, FL
    Land                             5,423     3,170               -            3,170          -          40  February, 1999
    Buildings                                  6,743              17            6,760        477

Shoppes of Silverlakes
  Pembroke Pines, FL
    Land                             3,056     4,043               -            4,043          -          40  November, 1997
    Buildings                                 12,826             179           13,005      1,367

Siegen Village
  Baton Rouge, LA
    Land                             4,521     2,375            (325)           2,050          -          40  December, 1994
    Buildings                                  6,952             695            7,647      1,190

Smyrna Village  (1)
  Smyrna, TN
    Land                                 -       968              21              989          -          40  August, 1992
    Buildings                                  4,744             181            4,925      1,186

Smyth Valley Crossing
  Marion, VA
    Land                                 -     1,693               7            1,700          -          40  December, 1992
    Buildings                                  5,231             276            5,507      1,313

South Beach Regional
  Jacksonville Beach, FL
    Land                                 -     3,958              20            3,978          -          40  August, 1992
    Buildings                                 17,130           1,784           18,914      4,553

Spalding Village
  Griffin, GA
    Land                            11,080     2,814               3            2,817          -          40  August, 1992
    Buildings                                 12,470             239           12,709      3,093

Spring Valley
  Columbia, SC
    Land                                 -     1,382               -            1,382          -          40  March, 1998
    Buildings                                  4,722             129            4,851        459

Stadium Plaza
  Phenix City, AL
    Land                                 -     1,829               2            1,831          -          40  August, 1992
    Buildings                                  2,614              96            2,710        663

Stanley Market Place  (1)
  Stanley, NC
    Land                                 -       198               -              198          -          35  January, 1992
    Buildings                                  1,603              66            1,669        442

Tamarac Town Square  (1)
  Tamarac, FL
    Land                             6,772     4,637               -            4,637          -          40  August, 1998
    Buildings                                  6,015             979            6,994        647

Tarpon Heights
  Galliano, LA
    Land                                 -       706               -              706          -          40  January, 1995
    Buildings                                  2,117              15            2,132        381

Thomasville Commons
  Thomasville, NC
    Land                             5,211       963               -              963          -          40  August, 1992
    Buildings                                  6,183             105            6,288      1,518

Town & Country
  Kissimmee, FL
    Land                             2,029     1,065               -            1,065          -          40  January, 1998
    Buildings                                  3,200              23            3,223        328

Treasure Coast  (1)
  Vero Beach, FL
    Land                             5,286     2,471               -            2,471          -          40  May, 1998
    Buildings                                  8,622             240            8,862        804

Unigold Shopping Center (1)
    Orlando, FL
    Land                                 -     2,410               -            2,410          -          40  April, 2001
    Buildings                                  5,627              87            5,714         95

Venice Plaza
  Venice, FL
    Land                                 -       333               -              333          -          27  June, 1979
    Buildings                                  1,973           1,342            3,315      2,231

Village at Northshore
  Slidell, LA
    Land                             4,650     2,066               -            2,066          -          40  December, 1994
    Buildings                                  6,197           1,206            7,403      1,209

Walton Plaza
  Augusta, GA
    Land                                 -       598               -              598          -          40  August 1998
    Buildings                                  2,561               2            2,563        427

Waterlick Plaza
  Lynchburg, VA
    Land                                 -     1,071               -            1,071          -          40  October, 1989
    Buildings                                  5,091             329            5,420      1,737

Watson Central
  Warner Robins, GA
    Land                                 -     1,646              12            1,658          -          40  December, 1992 &
    Buildings                                 11,317             184           11,501      2,597              October, 1993

Wesley Chapel Crossing
  Decatur, GA
    Land                             3,570     3,829               9            3,838          -          40  December, 1992
    Buildings                                  7,032             272            7,304      1,703

West Gate Plaza
  Mobile, AL
    Land                                 -       475               -              475          -          25  June, 1974 &
    Buildings                                  3,782             656            4,438      1,706              January, 1985

West Towne Square
  Rome, GA
    Land                                 -       325               -              325          -          40  March, 1990
    Buildings                                  5,581             376            5,957      1,835

Williamsburg at Dunwoody (1)
  Dunwoody, GA
    Land                                 -     1,638               -            1,638          -          40  March 1999
    Buildings                                  3,964              32            3,996        286

Willowdaile Shopping Center  (1)
  Durham, NC
    Land                                 -       937            (178)             759          -          40  August, 1986 &
    Buildings                                  7,352             985            8,337      3,026              December, 1987

Industrial Buildings
  Charlotte, NC - Industrial
    Land                                 -       143             176              319          -          14  June, 1979
    Buildings                                  2,170           1,360            3,530      3,254

Grand Marche
  Shopping Center
    Lafayette, LA
      Land                               -       250               -              250          -              September, 1972

Conway Crossing
  Orlando, FL
    Land                                 -       337             774            1,111          -           -  June, 1979
    Buildings                                    147           3,318            3,465          4

Lutz Lake Crossing
   Tampa, FL
    Land                                 -     3,304               -            3,304          -           -  September, 2000
    Buildings                                  3,671               -            3,671          -

Miramar
    Miami, FL
    Land                                 -     3,551               -            3,551          -           -  June, 1999
    Buildings                                  2,187               -            2,187          -

Shops at Huntcrest
   Tampa, FL
    Land                                 -     3,525               -            3,525          -           -  September, 2001
    Buildings                                  1,785               -            1,785          -



                                  $134,672  $630,007  $       52,412   $      682,419  $ 109,344
                                  ========  ========  ===============  ==============  =========


                                     YEAR
DESCRIPTION                       COMPLETED
--------------------------------  ----------
Alafaya Commons
  Orlando, FL
    Land                                1987
    Buildings

Ambassador Row
  Lafayette, LA
    Land                              1980 &
    Buildings                           1991

Ambassador Row Courtyards
  Lafayette, LA
    Land                              1986 &
    Buildings                           1991

Asheville Plaza  (1)
  Asheville, NC
    Land                                1967
    Buildings

Bay Pointe Plaza (1)
  St. Petersburg, FL
    Land                                1998
    Buildings

Bluebonnet Village
  Baton Rouge, LA
    Land                                1983
    Buildings

The Boulevard
  Lafayette, LA
    Land                              1976 &
    Buildings                           1994

Carrollwood (1)
   Tampa, FL
    Land                              1971 &
    Buildings                           1996

Centre Pointe Plaza  (1)
  Smithfield, NC
    Land                              1989 &
    Buildings                           1993

Charlotte Square  (1)
  Port Charlotte, FL
    Land                                1998
    Buildings

Chastain Square
  Atlanta, GA
    Land                              1981 &
    Buildings                           2001

Chelsea Place
  New Port Richey, FL
    Land                                1992
    Buildings

Chestnut Square  (1)
  Brevard, NC
    Land                                1985
    Buildings

Colony Square
  Fitzgerald, GA
    Land                                1987
    Buildings

Commerce Crossing
  Commerce, GA
    Land                                1988
    Buildings

Country Club Plaza
  Slidell, LA
    Land                                1982
    Buildings

Countryside Shops
  Cooper City, FL
    Land                          1986, 1988
    Buildings                         & 1991

The Crossing
  Slidell, LA
    Land                              1988 &
    Buildings                           1993

Daniel Village
  Augusta, GA
    Land                                1998
    Buildings

Douglas Commons
  Douglasville, GA
    Land                                1988
    Buildings

Elmwood Oaks
  Harahan, LA
    Land                                1989
    Buildings

Fairview Oaks
  Ellenwood, GA
    Land                                1997
    Buildings

Forest Hills Centre  (1)
  Wilson, NC
    Land                              1990 &
    Buildings                           1995

Forrest Gallery  (1)
  Tullahoma, TN
    Land                                1987
    Buildings

The Galleria  (1)
  Wrightsville Beach, NC
    Land                          1986, 1990
    Buildings                          &1996

Grassland Crossing
  Alpharetta, GA
    Land                                1996
    Buildings

Greenwood
  Palm Springs, FL
    Land                              1982 &
    Buildings                           1994

Gulf Gate Plaza
  Naples, FL
    Land                              1969 &
    Buildings                           1974

Heritage Walk
  Milledgeville, GA
    Land                              1991 &
    Buildings                           1992

Lancaster Plaza
  Lancaster, SC
    Land                                1971
    Buildings

Lancaster Shopping Center
  Lancaster, SC
    Land                              1963 &
    Buildings                           1987

Lawrence Commons  (1)
  Lawrenceburg, TN
    Land                                1987
    Buildings

Lexington Shopping Center
  Lexington, VA
    Land                              1981 &
    Buildings                           1989

Mableton Crossing
  Mableton, GA
    Land                                1998
    Buildings

Macland Pointe
  Marietta, GA
    Land                              1992 &
    Buildings                           1993

Madison Centre
  Madison, AL
    Land                                1997
    Buildings

Market Place
  Norcross, GA
    Land                                1976
    Buildings

McAlpin Square
  Savannah, GA
    Land                                1979
    Buildings

Millervillage
  Baton Rouge, LA
    Land                              1983 &
    Buildings                           1992

New Smyrna Beach Regional
  New Smyrna Beach, FL
    Land                                1987
    Buildings

North River Village
  Ellenton, FL
    Land                              1988 &
    Buildings                           1993

North Village Center
  North Myrtle Beach, SC
    Land                                1984
    Buildings

Old Kings Commons
  Palm Coast, FL
    Land                                1988
    Buildings

Parkmore Plaza
  Milton, FL
    Land                              1986 &
    Buildings                           1992

Paulding Commons
  Dallas, GA
    Land                                1991
    Buildings

Pensacola Plaza
  Pensacola, FL
    Land                                1985
    Buildings

Pine Ridge Sqare (1)
  Coral Springs, FL
     Land                               1986
     Buildings

Pinhook Plaza
  Lafayette, LA
    Land                              1979 &
    Buildings                           1992

Plaza Acadienne
  Eunice, LA
    Land                                1980
    Buildings

Plaza North  (1)
  Hendersonville, NC
    Land                                1986
    Buildings

Powers Ferry Plaza
  Marietta, GA
    Land                              1979 &
    Buildings                           1983

Providence Square  (1)
  Charlotte, NC
    Land                                1973
    Buildings

Regency Square
    Port Richey, FL
    Land                                2001
    Buildings

Riverside Square  (1)
  Coral Springs, FL
    Land                                1998
    Buildings

Riverview Shopping Center  (1)
  Durham, NC
    Land                              1973 &
    Buildings                           1994

Salisbury Marketplace  (1)
  Salisbury, NC
    Land                                1987
    Buildings

Scottsville Square
  Bowling Green, KY
    Land                                1986
    Buildings

Seven Hills
  Spring Hill, FL
    Land                                1991
    Buildings

Shelby Plaza  (1)
  Shelby, NC
    Land                                1972
    Buildings

Sherwood South
  Baton Rouge, LA
    Land                          1972, 1988
    Buildings                         & 1992

Shipyard Plaza
  Pascagoula, MS
    Land                                1987
    Buildings

Shoppes at Lago Mar (1)
  Miami, FL
    Land                                1995
    Buildings

Shoppes of Silverlakes
  Pembroke Pines, FL
    Land                              1995 &
    Buildings                           1996

Siegen Village
  Baton Rouge, LA
    Land                              1988 &
    Buildings                           1996

Smyrna Village  (1)
  Smyrna, TN
    Land                                1992
    Buildings

Smyth Valley Crossing
  Marion, VA
    Land                                1989
    Buildings

South Beach Regional
  Jacksonville Beach, FL
    Land                              1990 &
    Buildings                           1991

Spalding Village
  Griffin, GA
    Land                                1989
    Buildings

Spring Valley
  Columbia, SC
    Land                                1998
    Buildings

Stadium Plaza
  Phenix City, AL
    Land                                1988
    Buildings

Stanley Market Place  (1)
  Stanley, NC
    Land                              1980 &
    Buildings                           1991

Tamarac Town Square  (1)
  Tamarac, FL
    Land                                1998
    Buildings

Tarpon Heights
  Galliano, LA
    Land                                1982
    Buildings

Thomasville Commons
  Thomasville, NC
    Land                                1991
    Buildings

Town & Country
  Kissimmee, FL
    Land                                1998
    Buildings

Treasure Coast  (1)
  Vero Beach, FL
    Land                                1998
    Buildings

Unigold (1)
    Orlando, FL
    Land                                1987
    Buildings

Venice Plaza
  Venice, FL
    Land                              1971 &
    Buildings                           1979

Village at Northshore
  Slidell, LA
    Land                              1988 &
    Buildings                           1993

Walton Plaza
  Augusta, GA
    Land                                1991
    Buildings

Waterlick Plaza
  Lynchburg, VA
    Land                              1973 &
    Buildings                           1988

Watson Central
  Warner Robins, GA
    Land                              1989 &
    Buildings                           1993

Wesley Chapel Crossing
  Decatur, GA
    Land                                1989
    Buildings

West Gate Plaza
  Mobile, AL
    Land                              1974 &
    Buildings                           1995

West Towne Square
  Rome, GA
    Land                                1988
    Buildings

Williamsburg at Dunwoody (1)
  Dunwoody, GA
    Land                                1983
    Buildings

Willowdaile Shopping Center  (1)
  Durham, NC
    Land                                1986
    Buildings

Industrial Buildings
  Charlotte, NC - Industrial
    Land                              1956 &
    Buildings                           1963

Grand Marche
  Shopping Center
    Lafayette, LA
      Land                              1969

Conway Crossing
  Orlando, FL
    Land                                1972
    Buildings

Lutz Lake Crossing
   Tampa, FL
    Land                                   -
    Buildings

Miramar
    Miami, FL
    Land                                   -
    Buildings

Shops at Huntcrest
   Tampa, FL
    Land                                   -
    Buildings

(1)  Ownership  through  IRT  Partners,  L.P.

     Real  estate  activity  is  summarized  as  follows:

                                         2001       2000       1999
                                       ---------  ---------  ---------
RENTAL AND DEVELOPMENT PROPERTIES:

Cost -
  Balance at beginning of year         $633,016   $630,005   $622,117
  Acquisitions and improvements          59,008     19,613     20,456
  Retirements                              (231)         -          -

                                        691,793    649,618    642,573
  Cost of properties sold                (9,374)   (16,602)   (12,568)

    Balance at end of year             $682,419   $633,016   $630,005

Accumulated depreciation -
  Balance at beginning of year         $ 96,183   $ 86,170   $ 74,943
  Depreciation                           15,088     14,368     13,869

                                        111,271    100,538     88,812
  Accumulated depreciation related to
    rental properties sold               (1,927)    (4,355)    (2,642)

    Balance at end of year             $109,344   $ 96,183   $ 86,170
                                       =========

                                                                     SCHEDULE IV

                      IRT PROPERTY COMPANY AND SUBSIDIARIES

                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                                                                Face Amount
                                                                           Final      Periodic  and Carrying
                          Type of          Type of      Interest          Maturity     Payment    Amount of
Location of Property       Loan           Property        Rate              Date        Terms     Mortgages
--------------------  ---------------  ---------------  ---------       -------------  --------  -----------
Lauderdale Lakes, FL  First Mortgage   Condominiums        10.00%       May, 2009           (1)  $       76

Cherokee County, GA   First Mortgage   Shopping Center  Variable   (2)  October, 2002       (3)         846

Nashville, TN         First Mortgage   Condominiums      8.63% -            2006-2007       (1)          16
                      Participation                        12.38%

Ft. Walton Beach, FL  Second Mortgage  Shopping Center      7.00%       June, 2003          (3)         250
                                                                                                 -----------

                                                                                                      1,188

Less interest discounts and negative goodwill                                                           (28)
                                                                                                 -----------

                                                                                                 $    1,160
                                                                                                 ===========

(1)  Monthly  payments  include  principal  and  interest.

(2)  The interest rate is based upon the one month LIBOR rate at month end plus a premium established in the respective  note  agreement.

(3)  Interest  is  payable  monthly.  Entire  principal  balance  is  payable  on  the  maturity  date.

     Mortgage  loan  activity  is  summarized  as  follows:

                                                   Year Ended December 31,
                                                 --------------------------
                                                  2001     2000      1999
                                                 -------  -------  --------
Balance at beginning of year                     $4,313   $   92   $ 1,097
New mortgage loans                                4,507    4,507       365
Amortization of interest discounts and negative
  goodwill                                            6        6         4
Collections of principal                           (292)    (292)   (1,374)
                                                 -------  -------  --------

Balance at end of year                           $8,534   $4,313   $    92
                                                 =======  =======  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III

     The information called for by Part III (Items 10, 11, 12 and 13) is incorporated herein by reference to the Sections entitled: Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions to Company's definitive proxy statement for the Company's 2002 Annual Meeting of Shareholders of the Company, to be filed pursuant to Regulation 14A and to General Instruction G(3) to the Report on Form 10-K. The Company's 2002 Annual meeting of Shareholders of the Company is scheduled to be held on May 30, 2002.


                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL  STATEMENTS  AND  SCHEDULES

       Included  in  Part  II  of  this  Report  are  the  following:

          Report  of  Independent  Public  Accountants

          Consolidated  Balance  Sheets  at  December  31,  2001  and  2000

          Consolidated  Statements  of Earnings for the Years Ended December 31,
            2001,  2000  and  1999

          Consolidated  Statements  of  Changes  in Shareholders' Equity for the
            Years  Ended December  31,  2001,  2000  and  1999

          Consolidated Statements of Cash Flows for the Years Ended December 31,
            2001,  2000  and  1999

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

3.1.1 Articles of Amendment to the Amended and Restated Articles of Incorporation were filed as an exhibit to the Company's Current Report on Form 8-K dated June 9, 1999, which is incorporated by reference herein.

3.2 The Company's By-Laws, as amended, were filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, which is incorporated by reference herein.

3.2.1 Amendments to By-laws of IRT Property Company filed as Exhibit 3.1 to the Company's report on Form 8-K dated August 21, 1998, which is incorporated by reference herein.

3.2.2 Amendment to the By-laws of IRT Property Company filed as an exhibit to the Company's Registration Statement on Form S-3 (333-53638) dated January 12, 2001, which is incorporated by reference herein.

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

4.7 The Indenture, dated as of September 9, 1998, between the Company and SunTrust Bank, Atlanta, Georgia, as Trustee, relating to Senior Debt
     Securities was filed as an exhibit to the Company's Form 8-K dated September 15, 1998, which is incorporated by reference herein.

4.8 The Indenture, dated as of September 9, 1998, between the Company and SunTrust Bank, Atlanta, Georgia, as Trustee, relating to Subordinated Debt Securities was filed as an exhibit to the Company's Form 8-K dated September 15, 1998, which is incorporated by reference herein.

4.9 Supplemental Indenture No. 1, dated September 9, 1998, between the Company, IRT Partners, L.P. and SunTrust Bank, Atlanta, Georgia, as Trustee, to the Indenture dated September 9, 1998, relating to Senior Debt Securities, was filed as an exhibit to the Company's Form 8-K dated September 15, 1998, which is incorporated by reference herein.

4.10 IRT Property Company Stock Certificate Legend Regarding Shareholder Rights Agreement which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which is incorporated by reference herein.

4.11 Supplemental Indenture No. 2, dated as of November 1, 1999, among IRT Property Company, an issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and
     SunTrust Bank, Atlanta, Georgia, as trustee (Registration Statement No. 333-48571), incorporated by reference to Exhibit No. 4.5 of the Company's report on Form 8-K dated November 12, 1999.

4.12 Supplemental Indenture No. 4, dated as of November 1, 1999, among IRT Property Company, an issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and
     SunTrust Bank, Atlanta, Georgia, as trustee (Registration Statement No. 333-48571), incorporated by reference to Exhibit No. 4.7 of the Company's report on Form 8-K dated November 12, 1999.

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

10.26 First Amendment to the Restricted Stock Award Agreement and Pledge Agreement and Secured Promissory Note between Robert E. Mitzel and IRT Property Company dated December 17, 1999 which was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, which is incorporated by reference herein.

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

10.29 Restricted Stock Award Agreement between Daniel P. Lovett and IRT Property Company dated January 7, 2000 which was filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, which is incorporated by reference herein.

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

11   Computation  of  Per  Share  Earnings.

12   Ratio  of  Earnings  to  Fixed  Charges.

21   Company  Subsidiaries.

23 Consent of Arthur Andersen LLP to the incorporation of their report included in this Form 10-K in the Company's previously filed Registration Statements File Nos. 33-65604, 33-66780, 33-59938, 33-64628, 33-64741,
     33-63523,  333-38847,  333-62435,  333-38847,  333-48571,  333-53638  and
     333-59366.

99.1 Confirmation of Receipt of Representations Letter from Arthur Andersen LLP.


REPORTS  ON  FORM  8-K

     The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March  25,  2002


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



     NAME                        TITLE                                 DATE
     ----                        -----                                 ----

   /s/  Thomas  H.  McAuley      President,                     March  25,  2002
------------------------------   Chief  Executive  Officer,
   Thomas H. McAuley             Chairman of the Board &
                                 Director

   /s/  James  G.  Levy          Executive Vice-President &     March  25,  2002
------------------------------   Chief Financial Officer
   James  G.  Levy

   /s/  Patrick  L.  Flinn       Director                       March  25,  2002
------------------------------
   Patrick  L.  Flinn

   /s/  Homer  B.  Gibbs,  Jr.   Director                       March  25,  2002
------------------------------
   Homer  B.  Gibbs,  Jr.

   /s/  Samuel  W.  Kendrick     Director                       March  25,  2002
------------------------------
   Samuel  W.  Kendrick

   /s/  Bruce  A.  Morrice       Director                       March  25,  2002
------------------------------
   Bruce  A.  Morrice

   /s/  Thomas  P.  D'Arcy       Director                       March  25,  2002
------------------------------
   Thomas  P.  D'Arcy