Form 10-K/A
period 2001-12-31
IRT PROPERTY CO
filed 2002-04-09
CIK 311099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 1

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

     The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for 2001, 2000 and 1999 (in thousands except per share amounts):


                                                     2001      2000      1999
                                                   --------  --------  --------
Net earnings                                       $25,220   $29,039   $28,331
     Gain on sales of properties                    (2,498)   (4,549)   (2,483)
     Depreciation (1)                               14,841    14,149    13,708
     Amortization of capitalized leasing fees (1)    1,225       849       504
     Amortization of capitalized leasing income        153       166       160
     Loss on extinguishment of debt                      -         -       157
                                                   --------  --------  --------

Funds From Operations                               38,941    39,654    40,377
     Interest on convertible debentures              1,699     1,699     1,699
     Amortization of convertible debenture costs       100       100       100
     Amounts attributable to minority interests        819       860       861
                                                   --------  --------  --------

Fully Diluted Funds From Operations                $41,559   $42,313   $43,037
                                                   ========  ========  ========

Per Share:
   Fully Diluted Funds From Operations             $  1.25   $  1.23   $  1.20
                                                   ========  ========  ========

Applicable weighted average shares                  33,301    34,432    35,973
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

                           IRT PROPERTY COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         2001       2000
                                                                      ----------  ---------
ASSETS
Real estate investments:
     Rental properties                                                $ 659,820   $632,337
     Properties under development                                        22,599        679
                                                                      ----------  ---------
                                                                        682,419    633,016
     Accumulated depreciation                                          (109,344)   (96,183)
                                                                      ----------  ---------
          Net rental properties                                         573,075    536,833

     Equity investment in and advances to unconsolidated affiliates           -     17,342
     Net investment in direct financing leases                            2,174      4,245
     Mortgage loans, net                                                  1,160      4,313
                                                                      ----------  ---------
          Net real estate investments                                   576,409    562,733

Cash and cash equivalents                                                 2,457        831
Prepaid expenses and other assets                                        11,634     10,996
                                                                      ----------  ---------

          Total assets                                                $ 590,500   $574,560
                                                                      ==========  =========

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable, net                                      $ 134,672   $116,509
     7.3% convertible subordinated debentures, net                       23,275     23,275
     Senior notes, net                                                  124,760    124,714
     Indebtedness to banks                                               51,654     55,000
     Accrued interest                                                     4,598      5,010
     Accrued expenses and other liabilities                              10,652      6,918
                                                                      ----------  ---------

          Total liabilities                                             349,611    331,426

Commitments and contingencies (Notes 5, 8 and 13)

Minority interest payable                                                 7,755      7,981

Shareholders' equity:
     Preferred stock, $1 par value, authorized 10,000,000 shares;
          none issued                                                         -          -
     Common stock, $1 par value, 150,000,000 shares authorized;
          33,234,206 shares issued in 2001 and 2000, respectively        33,234     33,234
     Additional paid-in capital                                         272,172    272,040
     Deferred compensation/stock loans                                   (1,732)    (1,850)
     Treasury stock, at cost, 2,738,204 and 2,889,276 shares
          in 2001 and 2000, respectively                                (22,783)   (23,883)
     Cumulative distributions in excess of net earnings                 (47,757)   (44,388)
                                                                      ----------  ---------

          Total shareholders' equity                                    233,134    235,153
                                                                      ----------  ---------

          Total liabilities and shareholders' equity                  $ 590,500   $574,560
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

                                        IRT PROPERTY COMPANY AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   Total Shares
                                                ------------------           Additional                 Deferred
                                                Common   Treasury    Common    Paid-In    Treasury    Compensation/
                                                 Stock     Stock     Stock     Capital     Stock       Stock Loans
                                                -------  ---------  --------  ---------  ----------  ---------------
BALANCE AT DECEMBER 31, 1998                    33,252          -   $33,252   $272,975   $       -   $       (2,386)
Net earnings                                         -          -         -          -           -                -
Dividends declared - $.93 per share                  -          -         -          -           -                -
Exercise of options, net                             4          -         4         33           -                -
Amortization of deferred compensation                -          -         -          -           -              103
Forfeiture of restricted stock                     (22)         -       (22)      (203)          -              225
Adjustment to minority interest of unitholders
  in operating partnership for
  issuance of additional units                       -          -         -       (357)          -                -
Acquisition of treasury stock                        -       (517)        -          -      (4,026)             250
                                                -------  ---------  --------  ---------  ----------  ---------------

BALANCE AT DECEMBER 31, 1999                    33,234       (517)   33,234    272,448      (4,026)          (1,808)
Net earnings                                         -          -         -          -           -                -
Dividends declared - $.94 per share                  -         59         -        (16)        513                -
Exercise of options, net                             -         37         -         (8)        295                -
Amortization of deferred compensation                -          -         -          -           -              122
Issuance of restricted stock to employees            -         25         -         13         191             (204)
Forfeiture of restricted stock                       -         (5)        -         (2)        (38)              40
Adjustment to minority interest of unitholders
  in operating partnership for
  issuance of additional units                       -          -         -       (395)          -                -
Acquisition of treasury stock                        -     (2,488)        -          -     (20,818)               -
                                                -------  ---------  --------  ---------  ----------  ---------------

BALANCE AT DECEMBER 31, 2000                    33,234     (2,889)   33,234    272,040     (23,883)          (1,850)
Net earnings                                         -          -         -          -           -                -
Dividends declared - $.94 per share                  -          -         -          -           -                -
Exercise of options, net                             -        196         -        114       1,486                -
Shares issued pursuant to
  the stock purchase plan                            -          2         -          5          19                -
Amortization of deferred compensation                -          -         -          -           -              118
Adjustment to minority interest of unitholders
  in operating partnership for
  issuance of additional units                       -          -         -         13           -                -
Acquisition of treasury stock                        -        (47)        -          -        (405)               -
                                                -------  ---------  --------  ---------  ----------  ---------------

BALANCE AT DECEMBER 31, 2001                    33,234     (2,738)  $33,234   $272,172   $ (22,783)  $       (1,732)
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

April 9,  2002


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



     NAME                        TITLE                                 DATE
     ----                        -----                                 ----

   /s/  Thomas  H.  McAuley      President,                     April  9,  2002
------------------------------   Chief  Executive  Officer,
   Thomas H. McAuley             Chairman of the Board &
                                 Director

   /s/  James  G.  Levy          Executive Vice-President &     April  9,  2002
------------------------------   Chief Financial Officer
   James  G.  Levy

   /s/  Patrick  L.  Flinn       Director                       April  9,  2002
------------------------------
   Patrick  L.  Flinn

   /s/  Homer  B.  Gibbs,  Jr.   Director                       April  9,  2002
------------------------------
   Homer  B.  Gibbs,  Jr.

   /s/  Samuel  W.  Kendrick     Director                       April  9,  2002
------------------------------
   Samuel  W.  Kendrick

   /s/  Bruce  A.  Morrice       Director                       April  9,  2002
------------------------------
   Bruce  A.  Morrice

   /s/  Thomas  P.  D'Arcy       Director                       April  9,  2002
------------------------------
   Thomas  P.  D'Arcy