Form 10-Q
period 2002-03-31
IRT PROPERTY CO
filed 2002-05-14
CIK 311099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended      March 31, 2002
                                                ----------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding  at  May 13,  2002
------------------------------             ------------------------------------
Common  Stock,  $1  Par  Value                      33,561,294 Shares

                       SPECIAL CAUTIONARY NOTICE REGARDING
                           FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for IRT Property Company (the "Company"), including, but not limited to, the section herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. Readers can identify these forward-looking statements through the Company's use of words such as "may," "will," "intend," "project," "would," "could," "should," "expect," "anticipate," "assume," "believe," "estimate," "continue" or other similar words. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control. The Company's actual results may differ significantly from those expressed or implied in such forward-looking statements. Factors that might cause these differences include, but are not limited to:

- changes in tax laws or regulations, especially those relating to real estate investment trusts and real estate in general;

- the number, frequency and duration of vacancies that the Company experiences;

- the Company's ability to solicit new tenants and to obtain lease renewals from existing tenants on terms that are favorable to the Company;

-     tenant  bankruptcies  and  closings;

- the general financial condition of, or possible mergers or acquisitions involving, the Company's tenants and competitors;

-     competition;

-     changes  in  interest  rates  and  national and local economic conditions;

-     possible  environmental  liabilities;

-     the  availability,  cost  and  terms  of  financing;

- the Company's ability to identify, acquire, construct or develop additional properties that result in the returns anticipated or sought; and

- the Company's ability to effectively integrate properties or portfolio acquisitions or other mergers or acquisitions.

     Readers should not rely on the information contained in any forward-looking statements and should not expect the Company to update or revise any forward-looking statements. With respect to such forward-looking statements, the Company claims protection under the Private Securities Litigation Reform Act of 1995. The information in this Report, including the information contained in forward-looking statements, is also qualified by the special cautionary notice regarding forward-looking statements and the information in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other filings that the Company makes with the Securities and Exchange Commission, which are incorporated herein by reference. The documents that the Company files with the Securities and Exchange Commission are available from the Company, and also may be examined at public reference facilities maintained by the Securities and Exchange Commission or, to the extent filed via EDGAR, accessed through the Internet website of the Securities and Exchange Commission (http://www.sec.gov).

ITEM  1.  FINANCIAL  STATEMENTS


                            IRT PROPERTY COMPANY AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      March 31,   December 31,
                                                                        2002          2001
                                                                    ------------  ------------
                                                                     (Unaudited)
ASSETS
Real estate investments:
     Rental properties                                              $   666,835   $ 659,820
     Properties under development                                        27,506      22,599
                                                                    ------------  ----------
                                                                        694,341     682,419
     Accumulated depreciation                                          (113,251)   (109,344)
                                                                    ------------  ----------
          Net rental properties                                         581,090     573,075

     Net investment in direct financing leases                            2,140       2,174
     Mortgage loans, net                                                  1,217       1,160
                                                                    ------------  ----------
          Net real estate investments                                   584,447     576,409

Cash and cash equivalents                                                    14       2,457
Prepaid expenses and other assets                                        11,767      11,634
                                                                    ------------  ----------

          Total assets                                              $   596,228   $ 590,500
                                                                    ============  ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable, net                                    $   133,582   $ 134,672
     7.3% convertible subordinated debentures, net                            -      23,275
     Senior notes, net                                                  149,771     124,760
     Indebtedness to banks                                               60,047      51,654
     Accrued interest                                                     3,990       4,598
     Accrued expenses and other liabilities                               8,762      10,652
                                                                    ------------  ----------

          Total liabilities                                             356,152     349,611

Commitments and contingencies (Note 7)

Minority interest payable                                                 7,705       7,755

Shareholders' equity:
     Preferred stock, $1 par value, authorized 10,000,000 shares;
          none issued                                                         -           -
     Common stock, $1 par value, 150,000,000 shares authorized;
          33,234,206 shares issued in 2001 and 2000, respectively        33,234      33,234
     Additional paid-in capital                                         272,286     272,172
     Deferred compensation/stock loans                                   (1,703)     (1,732)
     Treasury stock, at cost, 2,738,204 and 2,889,276 shares
          in 2001 and 2000, respectively                                (22,464)    (22,783)
     Cumulative distributions in excess of net earnings                 (48,982)    (47,757)
                                                                    ------------  ----------

          Total shareholders' equity                                    232,371     233,134
                                                                    ------------  ----------

          Total liabilities and shareholders' equity                $   596,228   $ 590,500
                                                                    ============  ==========

     The accompanying notes are an integral part of these consolidated balance sheets.


                      IRT PROPERTY COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2002      2001
                                                             --------  --------
REVENUES:
     Income from rental properties                           $22,334   $21,254
     Interest income                                              19       132
     Interest on direct financing leases                         122       190
     Gain on sale of outparcels                                    -       293
                                                             --------  --------

          Total revenues                                      22,475    21,869
                                                             --------  --------

EXPENSES:
     Operating expenses of rental properties                   5,484     5,326
     Interest expense                                          5,654     5,649
     Depreciation                                              3,907     3,723
     Amortization of debt costs                                  148       148
     General and administrative                                1,028       970
                                                             --------  --------

          Total expenses                                      16,221    15,816

Equity in (losses) earnings of unconsolidated affiliates           -        (4)
                                                             --------  --------

          Earnings before income taxes, minority interest,
          and extraordinary item                               6,254     6,049

Income tax provision                                              (9)        -

Minority interest of unitholders in operating partnership       (142)      (61)
                                                             --------  --------

          Earnings before extraordinary item                   6,103     5,988

EXTRAORDINARY ITEM:
     Loss on extinguishment of debt                             (156)        -
                                                             --------  --------

          Net earnings                                       $ 5,947   $ 5,988
                                                             ========  ========

PER SHARE: (Note 8)
     Earnings before extraordinary item - basic              $  0.20   $  0.20
     Extraordinary item - basic                                    -         -
                                                             --------  --------
     Net earnings - basic                                    $  0.20   $  0.20
                                                             ========  ========

     Earnings before extraordinary item - diluted            $  0.19   $  0.19
     Extraordinary item - diluted                                  -         -
                                                             --------  --------
     Net earnings - diluted                                  $  0.19   $  0.19
                                                             ========  ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                                    30,443    30,213
                                                             ========  ========
     Diluted                                                  31,415    31,064
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated statements.


                             IRT PROPERTY COMPANY AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                          (UNAUDITED)
                                         (IN THOUSANDS)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                            -------------------
                                                                              2002       2001
                                                                            ---------  --------
Cash flows from operating activities:
  Net earnings                                                              $  5,947   $ 5,988
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                              3,907     3,723
     Gain on sale of outparcels                                                    -      (293)
     Extraordinary loss on extinguishment of debt                                156         -
     Minority interest of unitholders in partnership                             (50)     (131)
     Straight line rent adjustment                                              (175)     (111)
     Amortization of deferred compensation                                        29        30
     Amortization of debt costs and discounts                                    149       159
     Amortization of capitalized leasing income                                   34        51
     Changes in assets and liabilities:
       Increase in accrued interest on debentures and senior notes              (655)     (853)
       (Increase) decrease in interest receivable, prepaid expenses
        and other assets                                                         (14)      829
       Decrease in accrued expenses and other liabilities                     (1,839)     (680)
                                                                            ---------  --------

Net cash flows from operating activities                                       7,489     8,712
                                                                            ---------  --------

Cash flows used in investing activities:
  Additions to operating properties, net                                      (2,214)     (925)
  Additions to development properties, net                                    (4,907)   (1,610)
  Proceeds from sale of outparcels, net                                            -       348
  Purchase of unconsolidated affiliate, net of assets acquired                     -       177
  Distribution from dissolution of unconsolidated affiliate                        -        21
  Funding of mortgage loans                                                      (59)     (114)
  Collections of mortgage loans, net                                               2         2
                                                                            ---------  --------

Net cash flows used in investing activities                                   (7,178)   (2,101)
                                                                            ---------  --------

Cash flows (used in) provided by financing activities:
  Cash dividends, net                                                         (7,172)   (7,120)
  Purchase of treasury stock                                                       -      (405)
  Exercise of stock options                                                      252        69
  Issuance of shares under stock purchase plan                                    11         -
  Principal amortization of mortgage notes payable                              (693)     (601)
  Repayment of mortgage notes payable                                         (5,198)        -
  Proceeds from 7.84% senior notes issuance                                   25,000         -
  Proceeds from 7.77% senior notes issuance                                        -    50,000
  Repayment of 7.3% convertible subordinated debentures                      (23,110)        -
  Increase in bank indebtedness                                                8,393     2,000
  Payment of deferred financing costs                                           (237)     (897)
                                                                            ---------  --------

Net cash flows (used in) provided by financing activities                     (2,754)   43,046
                                                                            ---------  --------

Net (decrease) increase in cash and cash equivalents                          (2,443)   49,657
Cash and cash equivalents at beginning of period                               2,457       831
                                                                            ---------  --------

Cash and cash equivalents at end of period                                  $     14   $50,488
                                                                            =========  ========

Supplemental disclosures of cash flow information:
  Total cash paid during period for interest                                $  6,450   $ 6,627
                                                                            =========  ========

Non-cash transaction:
     Assumption of mortgage in connection with acquisition                  $  4,800   $     -
                                                                            =========  ========

  The accompanying notes are an integral part of these consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  UNAUDITED  FINANCIAL  STATEMENTS

     These consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company ("IRTMC"), VW Mall, Inc., IRT Alabama, Inc. ("IRTAL") and IRT Capital Corporation II ("IRTCCII"), and its majority-owned subsidiary, IRT Partners L.P. ("LP") (collectively, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of March 31, 2002 and 2001 have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.  RENTAL  PROPERTIES

     The  rental  property  acquired  in  2002  is  summarized  below.

                                     SHOPPING CENTER ACQUISITIONS

  Date                                    Square   Year Built/    % Leased      Total Initial
Acquired  Property Name      City, State  Footage  Renovated   at Acquisition       Cost        Cash Paid
--------  -----------------  -----------  -------  ----------  ---------------  --------------  ----------
 2/19/02  Parkwest Crossing  Durham, NC    85,602       1991             100%       $6,620      $    1,946

     In connection with the acquisition of Parkwest Crossing, the Company assumed a $4,800, 8.1% mortgage. See note 4.

3.  ADVANCES  TO  AFFILIATES

     As of March 31, 2002, LP, IRTCCII, IRTAL and IRTMC guaranteed the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt. The guarantees are joint and several and full and unconditional.

                                                                        GUARANTORS
                                                                 ----------------------------                 CONSOLIDATED
                                                  IRT PROPERTY     COMBINED          IRT        ELIMINATING   IRT PROPERTY
                                                     COMPANY     SUBSIDIARIES   PARTNERS, LP      ENTRIES        COMPANY
                                                  -------------  -------------  -------------  -------------  -------------
AS OF MARCH 31, 2002
ASSETS
   Net rental properties                          $     399,285  $      30,393  $     151,412  $          -   $     581,090
   Investment in affiliates                             124,107              -              -      (124,107)              -
   Other assets                                          35,563         36,558         21,308       (78,291)         15,138
                                                  -------------  -------------  -------------  -------------  -------------

      Total assets                                      558,955         66,951        172,720      (202,398)        596,228
                                                  =============  =============  =============  =============  =============

LIABILITIES
   Mortgage notes payable                                87,436          4,072         42,074             -         133,582
   Senior Notes, net                                    149,771              -              -             -         149,771
   Indebtedness to banks                                 60,047              -              -             -          60,047
   Other liabilities                                     63,495         25,392          2,155       (70,585)         20,457
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities                                 360,749         29,464         44,229       (70,585)        363,857
                                                  -------------  -------------  -------------  -------------  -------------

SHAREHOLDERS' EQUITY
      Total shareholders' equity                        198,206         37,487        128,491      (131,813)        232,371
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities and shareholders' equity  $     558,955  $      66,951  $     172,720  $   (202,398)  $     596,228
                                                  =============  =============  =============  =============  =============

                                                                        GUARANTORS
                                                                 ----------------------------                 CONSOLIDATED
                                                  IRT PROPERTY     COMBINED          IRT        ELIMINATING   IRT PROPERTY
                                                     COMPANY     SUBSIDIARIES   PARTNERS, LP      ENTRIES        COMPANY
                                                  -------------  -------------  -------------  -------------  -------------
AS OF DECEMBER 31, 2001
ASSETS
   Net rental properties                          $     399,312  $      28,138  $     145,625  $          -   $     573,075
   Investment in affiliates                             122,168              -              -      (122,168)              -
   Other assets                                          35,677         33,488         21,248       (72,988)         17,425
                                                  -------------  -------------  -------------  -------------  -------------

      Total assets                                      557,157         61,626        166,873      (195,156)        590,500
                                                  =============  =============  =============  =============  =============

LIABILITIES
   Mortgage notes payable                                93,115          4,093         37,464             -         134,672
   Senior Notes, net                                    124,760              -              -             -         124,760
   Indebtedness to banks                                 51,654              -              -             -          51,654
   Other liabilities                                     84,928         24,431          2,154       (65,233)         46,280
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities                                 354,457         28,524         39,618       (65,233)        357,366
                                                  -------------  -------------  -------------  -------------  -------------

SHAREHOLDERS' EQUITY
      Total shareholders' equity                        202,700         33,102        127,255      (129,923)        233,134
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities and shareholders' equity  $     557,157  $      61,626  $     166,873  $   (195,156)  $     590,500
                                                  =============  =============  =============  =============  =============



                                                                           GUARANTORS
                                                                  ------------------------------                  CONSOLIDATED
                                                   IRT PROPERTY      COMBINED          IRT         ELIMINATING    IRT PROPERTY
                                                     COMPANY       SUBSIDIARIES    PARTNERS, LP      ENTRIES        COMPANY
                                                  --------------  --------------  --------------  -------------  --------------

FOR THE THREE MONTHS ENDED MARCH 31, 2002
REVENUES
   Income from rental properties                  $      15,516   $         427   $       6,391   $          -   $      22,334
   Interest Income                                          133             (80)             79           (113)             19
   Interest on direct financing leases                      122               -               -              -             122
   Other income                                              27           2,511               -         (2,538)              -
                                                  --------------  --------------  --------------  -------------  --------------

      Total revenues                                     15,798           2,858           6,470         (2,651)         22,475
                                                  --------------  --------------  --------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties                3,662             110           1,712              -           5,484
   Interest expense                                       4,935              66             766           (113)          5,654
   Depreciation                                           2,805              66           1,036              -           3,907
   Amortization of debt costs                               143               1               4              -             148
   General and administrative                               696              60             272              -           1,028
                                                  --------------  --------------  --------------  -------------  --------------

      Total expenses                                     12,241             303           3,790           (113)         16,221
                                                  --------------  --------------  --------------  -------------  --------------

Equity in earnings (losses) of affiliates                 2,546               -               -         (2,546)              -
                                                  --------------  --------------  --------------  -------------  --------------

      Earnings before income taxes, minority
      interest, gain on sales of properties and
      extraordinary item                                  6,103           2,555           2,680         (5,084)          6,254

Income tax provision                                          -              (9)              -              -              (9)

Minority interest in operating  partnership                   -               -               -           (142)           (142)

Gain on sales of properties                                   -               -               -              -               -
                                                  --------------  --------------  --------------  -------------  --------------

      Earnings before extraordinary item                  6,103           2,546           2,680         (5,226)          6,103

Extraordinary item - loss on extinguishment
  of debt                                                  (156)              -               -              -            (156)
                                                  --------------  --------------  --------------  -------------  --------------

Net Earnings                                      $       5,947   $       2,546   $       2,680   $     (5,226)  $       5,947
                                                  ==============  ==============  ==============  =============  ==============

Net cash flows provided by (used in)
operating activities                              $       4,624   $       2,233   $       3,341   $     (2,709)  $       7,489
                                                  ==============  ==============  ==============  =============  ==============

Net cash flows (used in) provided by
investing activities                              $      (2,836)  $      (2,320)  $      (2,022)  $          -   $      (7,178)
                                                  ==============  ==============  ==============  =============  ==============

Net cash flows (used in) provided by
financing activities                              $      (4,320)  $          46   $      (1,189)  $      2,709   $      (2,754)
                                                  ==============  ==============  ==============  =============  ==============

                                                                          GUARANTORS
                                                                ------------------------------                 CONSOLIDATED
                                                 IRT PROPERTY      COMBINED          IRT         ELIMINATING    IRT PROPERTY
                                                    COMPANY      SUBSIDIARIES    PARTNERS, LP      ENTRIES        COMPANY
                                                 -------------  --------------  --------------  -------------  --------------

FOR THE THREE MONTHS ENDED MARCH 31, 2001
REVENUES
   Income from rental properties                 $      15,236  $         278   $       5,740   $          -   $      21,254
   Interest Income                                         132              -               -              -             132
   Interest on direct financing leases                     190              -               -              -             190
   Other income                                             29          2,569             293         (2,598)            293
                                                 -------------  --------------  --------------  -------------  --------------

      Total revenues                                    15,587          2,847           6,033         (2,598)         21,869
                                                 -------------  --------------  --------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties               3,709             66           1,551              -           5,326
   Interest expense                                      4,959             68             622              -           5,649
   Depreciation                                          2,735             28             960              -           3,723
   Amortization of debt costs                              147              1               -              -             148
   General and administrative                              690             39             241              -             970
                                                 -------------  --------------  --------------  -------------  --------------

      Total expenses                                    12,240            202           3,374              -          15,816
                                                 -------------  --------------  --------------  -------------  --------------

Equity in earnings (losses) of affiliates                2,641             (3)              -         (2,642)             (4)
                                                 -------------  --------------  --------------  -------------  --------------

      Earnings before income taxes, minority
      interest and gain on sales of properties           5,988          2,642           2,659         (5,240)          6,049

Income tax provision                                         -              -               -              -               -

Minority interest in operating  partnership                  -              -               -            (61)            (61)
                                                 -------------  --------------  --------------  -------------  --------------

Net Earnings                                     $       5,988  $       2,642   $       2,659   $     (5,301)  $       5,988
                                                 =============  ==============  ==============  =============  ==============

Net cash flows provided by (used in)
operating activities                             $       5,872  $       1,975   $       3,653   $     (2,788)  $       8,712
                                                 =============  ==============  ==============  =============  ==============

Net cash flows (used in) provided by
investing activities                             $       7,159  $        (954)  $      (7,394)  $       (912)  $      (2,101)
                                                 =============  ==============  ==============  =============  ==============

Net cash flows (used in) provided by
financing activities                             $      43,194  $        (972)  $      (2,896)  $      3,720   $      43,046
                                                 =============  ==============  ==============  =============  ==============

4.  MORTGAGE  NOTES  PAYABLE

     On February 19, 2002, the Company assumed a non-recourse, secured loan totaling $4,800, in connection with the acquisition of Parkwest Crossing. The secured loan has a fixed interest rate of 8.1%. The loan is due and payable September 1, 2010 and the principal amortization is based on a thirty year amortization schedule. Costs associated with assuming the secured loan totaled $56 and is being amortized over the term of the loan.

     On March 1, 2002, the Company prepaid a 9.63% secured loan of approximately $5,198. The loan was due on June 1, 2002.

5.  7.3%  CONVERTIBLE  SUBORDINATED  DEBENTURES

     On January 24, 2002, the Company redeemed all of the outstanding 7.3% convertible subordinated debentures due August 15, 2003 at par plus accrued interest. Prior to redemption, 165 bonds were converted into 14,659 shares of common stock. The Company paid $23,110 to redeem the remaining bonds outstanding.

6.  SENIOR  NOTES

     On January 23, 2002, pursuant to the Medium Term Note Program (the "MTN Program") established in 2001, the Company issued $25,000 of 7.84% senior unsecured notes due January 23, 2012. Interest on these senior notes is payable semi-annually on January 23 and July 23. Costs associated with the issuance of these senior notes totaled approximately $262 and are being amortized over the life of the notes.

7.  COMMITMENTS  AND  CONTINGENCIES

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

8.  EARNINGS  PER  SHARE

     Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. The effects of the conversion of the operating partnership units held by the minority interest are dilutive for the three months ended March 31, 2002 and 2001 and have been included in the calculation of diluted earnings per share for those periods. For the three months ended March 31, 2002 and 2001, the effects of the conversion of the 7.3% debentures have been excluded from the calculation of diluted earnings per share as they are anti-dilutive for those periods. The effects of certain stock options and non-vested restricted stock, using the treasury stock method, have been included in the calculation of diluted earnings per share, as they are dilutive for all periods presented.

                                                                             Per Share
                                                            Income   Shares   Amount
                                                            -------  ------  ---------
(In thousands except per share amounts)
For the three months ended March 31, 2002
----------------------------------------------------------
Basic net earnings available to shareholders                $ 5,947  30,443  $    0.20
                                                                             =========
Options outstanding                                               -     144
Restricted Stock                                                  -      12
Minority interest of unitholders in operating partnership       142     816
Diluted net earnings available to shareholders              $ 6,089  31,415  $    0.19
                                                            =======  ======  =========


For the three months ended March 31, 2001
----------------------------------------------------------
Basic net earnings available to shareholders                $ 5,988  30,213  $    0.20
                                                                             =========
Options outstanding                                               -      28
Restricted Stock                                                  -       7
Minority interest of unitholders in operating partnership        61     816
Diluted net earnings available to shareholders              $ 6,049  31,064  $    0.19
                                                            =======  ======  =========

9.  SUBSEQUENT  EVENTS

     On April 18, 2002, the Company completed construction on Conway Crossing, a 72,720-square-foot shopping center located in Orlando, Florida. Conway Crossing is anchored by a 44,270-square-foot Publix Supermarket and includes 28,450 square feet of specialty shops.

     On May 3, 2002, the Company completed a public offering of 3,000,000, or 3,450,000 shares if the underwriters exercise their over-allotment option in full (collectively, the "Shares"), of the Company's $1.00 par value common stock. The Shares were priced at $11.79 and the net proceeds of the offering to the Company, after the underwriters' discount, will be approximately $33.3 million, or $38.3 million if the underwriters exercise their over-allotment option in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Dollars  in  thousands,  except  per  share  amounts)

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     IRT Property Company ("IRT" or the "Company") was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers throughout the southeastern United States. The Company's portfolio consists of 88 shopping centers, three shopping center investments, four development properties, one industrial property and four mortgage loans. The 88 shopping centers and the three shopping center investments total approximately 9.7 million square feet of retail space and are located in eleven southeastern states. IRT shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

GEOGRAPHIC  MARKETS

     The Company owns and operates 88 shopping centers in ten states primarily located in Florida (25), Georgia (20), Louisiana (14) and North Carolina (14). The following table summarizes the Company's shopping centers by state for total gross leasable area ("GLA") and rental income for the three months ended March 31, 2002 and for the year ended December 31, 2001:

                         % OF GLA              % OF RENTAL INCOME
                -------------------------  -------------------------
                MARCH 31,   DECEMBER 31,   MARCH 31,   DECEMBER 31,
                   2002         2001          2002         2001
                ----------  -------------  ----------  -------------
Florida              32.0%          32.3%       39.2%          38.4%
Georgia              24.7%          25.1%       24.7%          25.6%
Louisiana            17.6%          17.8%       14.1%          14.4%
North Carolina       13.4%          12.5%       11.2%          11.2%
Tennessee             3.7%           3.7%        3.5%           3.2%
Virginia              2.8%           2.8%        2.2%           2.3%
South Carolina        2.6%           2.6%        2.1%           2.0%
Alabama               2.1%           2.1%        2.1%           2.2%
Mississippi           0.7%           0.7%        0.5%           0.3%
Kentucky              0.4%           0.4%        0.4%           0.4%
                ----------  -------------  ----------  -------------

                    100.0%         100.0%      100.0%         100.0%
                ==========  =============  ==========  =============

TENANTS  AND  LEASING

     The Company's 88 shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores. The Company's five largest tenants, as a percentage of revenues, are Publix (8.4%), Kroger (7.1%), Wal-Mart (4.6%), Kmart (4.3%) and Winn Dixie (2.6%). As of March 31, 2002, of the Company's 9.7 million square feet of retail space, approximately 2.8 million, or 28.4%, was leased to grocery stores. Including anchor tenants, the Company has over 1,000 different tenants. The following table represents the percent leased and the average base rent per square foot by state as of the three months ended March 31, 2002 and for the year ended December 31, 2001:

                                                          AVERAGE BASE RENT
                                  % LEASED                 PER SQUARE FOOT
                           -------------------------  -------------------------
                           MARCH 31,   DECEMBER 31,   MARCH 31,   DECEMBER 31,
                              2002         2001          2002         2001
                           ----------  -------------  ----------  -------------
Florida                           94%            92%  $     9.02  $        9.10
Georgia                           94%            95%        8.20           8.19
Louisiana                         87%            87%        7.28           7.22
North Carolina                    94%            94%        6.93           6.64
Tennessee                         97%            97%        6.62           6.60
Virginia                          92%            92%        6.97           6.93
South Carolina                    95%            95%        6.09           6.06
Alabama                           99%            98%        7.92           7.90
Mississippi                      100%           100%        5.62           5.62
Kentucky                          91%            94%        7.81           7.81
                           ----------  -------------  ----------  -------------

  Total of all properties         93%            93%  $     7.96  $        7.94
                           ==========  =============  ==========  =============

     The overall percent leased remained constant at 93% for both the three months ended March 31, 2002 and for the year ended December 31, 2001. This was due to the releasing of a former Jitney Jungle locations of approximately 49,968 square feet in 2002, partially offset by lease expirations for several small shop tenants.

     Base rent per square foot increased from $7.94 per square foot for the year ended December 31, 2001 to $7.96 per square foot for the three months ended March 31, 2002 due to increased renewal rental rates and higher rates on the new properties. The Company renewed leases during 2002 at an average increase of 5.5% in rental revenues. The Company also completed one development and purchased two properties during 2001, which have higher base rents per square foot.

     The necessity-oriented retailers, such as those occupying the Company's properties, typically perform well in an economic recession; however, adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could adversely affect the Company's ability to attract or retain tenants.

     In October 1999, a grocery anchor, Jitney Jungle, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of filing, the Company had leases with Jitney Jungle at 10 store locations. Jitney Jungle disavowed two of these leases at the time of the bankruptcy filing. During 2000, Jitney Jungle rejected three additional leases, and in January 2001 the remaining five leases were rejected by the bankruptcy court. As of March 31, 2002, of the 10 original Jitney Jungle locations, three are fully leased to grocery operators, three are fully leased to other national tenants and one is partially leased to a national tenant. The Company is negotiating with retailers for two of the remaining three locations.

     On January 22, 2002, one of the Company's anchor tenants, Kmart Corporation, filed for bankruptcy protection. The Company has eight stores leased to Kmart, which accounted for 4.3% of the Company's total revenues for the three months ended March 31, 2002. On March 8, 2002, Kmart Corporation announced nationwide store closings that included two stores in IRT's portfolio. The two stores, located at Pinhook Plaza and Siegen Village in Louisiana, are scheduled to close when store-closing inventory sales are completed. Rental income from these two stores in 2001 was approximately $730, including base rents and all related charges of property taxes and common area maintenance. The Company is aggressively marketing these locations to prospective tenants and presently believes revenue lost when the stores close will not have a material adverse affect on the Company.

     Other tenants have also filed for protection under bankruptcy laws, however; the Company presently believes the potential financial losses likely will not be significant with regard to the Company's overall portfolio of tenants.

     As of March 31, 2002, our leases with anchor tenants had a weighted average life of 7.38 years. Anchor tenants are defined as supermarkets, drug stores, national value retailers, department stores and other tenants leasing in excess of 10,000 square feet which, in management's opinion, have the traffic-generating qualities necessary to be considered an anchor. Our leases with shop tenants, which include all other tenants except anchors, had a weighted average life of 2.42 years as of March 31, 2002. The following table represents anchor and shop tenant lease expirations as of March 31, 2002:

                                     APPROXIMATE        ANNUALIZED
            NUMBER OF    LEASED        BASE RENT         AVERAGE
LEASE YEAR   LEASES      AREA IN    UNDER EXPIRING      BASE RENT
EXPIRATION  EXPIRING   SQUARE FEET      LEASES       PER SQUARE FOOT
----------  ---------  -----------  ---------------  ----------------
2002              228      507,580  $     5,586,631  $          11.01
2003              315      874,178        8,901,464             10.18
2004              290      799,948        8,350,768             10.44
2005              231      911,063        7,937,761              8.71
2006              187      892,075        8,300,336              9.30
2007               88      726,618        5,200,781              7.16
2008               22      405,751        2,444,934              6.03
2009               26      784,006        4,188,050              5.34
2010               20      313,860        2,077,786              6.62
2011               17      496,761        3,202,601              6.45
2012               14      421,395        2,956,503              7.02
Thereafter         50    1,725,695       12,121,532              7.02
            ---------  -----------  ---------------  ----------------

  Total         1,488    8,858,930  $    71,269,147  $           8.04
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

Impairment  of  Properties
     The Company, periodically evaluates the carrying value of its long-lived assets, including operating properties, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. The Company assesses whether there are any indicators that the value of the asset may be impaired. In addition, judgments are made in calculating the undiscounted cash flows using a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. These assessments and judgments could have a material impact on net earnings since, if an impairment exists, the asset is written down to its estimated fair value and an impairment loss is recognized thereby reducing net earnings.

RESULTS  OF  OPERATIONS

COMPARISON  OF  THE  THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED
2001

Revenues
     Total revenues increased $606, or 2.8%, to $22,475 in 2002 primarily due to an increase in income from rental properties of $1,080, which was partially offset by decreases in interest income of $113, interest on direct financing leases of $68 and gains on sale of outparcels of $293.

     Income from rental properties increased $1,080, or 5.1%, to $22,334 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $881, or 5.2%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $7.96 in 2002 and the core portfolio of properties contributing $679, or an increase of 3.2%, over 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $631 due to one property acquired in 2002 and two properties acquired in 2001 which was partially offset by a $229 decrease in income attributable to the sale of four properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, decreased $159, or 26.8%, to $434 for 2002 due to several anchor tenants closing in 2001. Other rental income such as tenant reimbursements, tenant allowances (bad debt reserves) and lease cancellation fees, increased $358, or 9.7%, to $4,045. This increase was partially due to an increase in tenant reimbursements for common area maintenance ("CAM") of $276, or 7.5%. Tenant allowances decreased $58, or 37.1%, from 2001 and represented only 0.4% of rental income in 2002. Lease cancellation fees decreased $85, or 94.3%, due to the one-time lease termination fee of an anchor in 2001.

     Interest income decreased $113, or 85.6%, to $19 in 2002 from $132 in 2001. The decrease was due to interest charged on a development loan that was repaid in 2001 and a decrease in interest on cash investments.

     Interest on direct financing leases decreased $68, or 35.8%, due to the sale of one direct financing lease investment in May 2001.

     In 2001, the Company sold a land outparcel that was located at one of the Company's shopping centers, resulting in a gain of $293. No such outparcel sales occurred in 2002.

Expenses
     Total expenses increased $405, or 2.6%, to $16,221 in 2002 due to increases in operating expenses of rental properties of $158, interest expense of $5, depreciation of $184 and administrative expenses of $58.

     Operating expenses of rental properties increased $158, or 3.0%, to $5,484 in 2002. This increase was partially due to an increase of real estate taxes of $159, or 8.3%, over 2001 as a result of increased property values. Insurance costs increased by $288, or 96.7%, over 2001 due to a general and ordinary increase in premiums. The Company amortizes lease fees that are capitalized and the amortization expense increased $34, or 11.9%, in 2002 due to increased leasing activity in 2001 in connection with the releasing of the former Jitney Jungle stores. During 2002, the Company executed over 250,000 square feet of new or renewed leases. Tenant reimbursable operating expenses decreased $225, or 12.8%, primarily due to lower operating and maintenance costs. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $31, or 0.6%, over 2001 and the one property acquired in 2002 with the three properties acquired during 2001 increasing expenses $189. These increases were partially offset by a decrease in expenses of $61 from the sales of four properties during 2001.

     Interest expense increased $5, or 0.1%, in 2002 primarily due to the higher interest rate on the three mortgage notes obtained in the second quarter of 2001 and the new senior unsecured notes issued in January 2002. This interest increase was partially offset by a decrease of $404 on bank interest due to a lower effective interest rate of 3.95% in 2002 as compared to 7.65% in 2001.

     The net increase of $184, or 4.9%, in depreciation expense in 2002 was due to the acquisition of a shopping center in the first quarter of 2002 and two shopping centers during 2001, net of the effect of the disposition of three properties in 2001.

     Amortization of debt costs was consistent due to the $25,000 of 7.84% senior notes issued in January 2002 and the $50,000 of 7.77% senior notes issued in March 2001, offset by the write-off of costs relating to the redemption of the 7.3% convertible bonds in January 2002.

     General and administrative expenses increased $58, or 6.0%, to $1,028 in 2002. $199 of this increase relates to salary expenses for additional personnel, primarily for development efforts, partially offset by a $85 increase of capitalized development costs, as compared to 2001, and a decrease in office expenses of $68 over 2001. Total general and administrative expenses as a percentage of total revenues was 4.6% and 4.4% for 2002 and 2001, respectively.

Other
     Income taxes were $9 in 2002 compared to no income tax expense in 2001 due to a subsidiary not having taxable income until the second quarter of 2001.

     Minority interest expense increased $81, or 133.0%, to $142 in 2002. Minority interest represents the interest of an unaffiliated limited partner in the earnings of a partnership with the Company. Due to the Company acquiring one property in 2002 and two properties in 2001 for inclusion in the partnership, the net earnings of the partnership have increased and the Company has increased its percentage ownership of the partnership from 93.0% in 2001 to 94.4% in 2002.

     Due to the early extinguishment of the 7.3% convertible debentures in January 2002, the Company recognized an extraordinary loss on the unamortized debt issue costs. No such transaction occurred in 2001.

Net  Earnings
     Net earnings decreased $41, or 0.7%, to $5,947 in 2002 from $5,988 in 2001. The decrease was attributable to a one time extraordinary loss on the extinguishment of debt and higher operating expenses of the properties along with higher general and administrative expenses. These increases in expenses were partially offset by an increase in revenues primarily from the increase in base rents per square foot and rental revenues.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Revenues
     Total revenues increased $401, or 1.9%, to $21,869 in 2001. This increase is due to a $190 increase in income in rental properties, a $2 increase in interest on direct financing leases and a $293 increase in other income. These increases were partially offset by a $84 decrease in interest income.

     Income from rental properties increased $190, or 0.9%, to $21,254 in 2001. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents decreased $31, or 0.2%, primarily from the decrease in income of $240 related to the sales of five properties in 2000. This decrease was partially offset by an increase in revenues related to an acquisition in 2000 of $457 and an increase in rental rates per square foot from $7.75 in 2000 to $7.87 in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, decreased $15, or 2.5%, to $593 for 2001. Other rental income, such as tenant reimbursements, tenant allowances and lease cancellation fees, increased $236, or 6.8%, to $3,687. This increase was partially due to an increase in tenant reimbursements for CAM of $195, or 5.6%. Tenants reimburse us for specific expenses relating to the property such as maintenance, taxes and insurance. Tenant allowances increased $57, or 56.6%, from 2000 and represented only 0.7% of rental income in 2001. Lease cancellation fees increased $80 to $90 in 2001 due to a termination of an anchor tenant. The core portfolio's income decreased by $27, or 0.1%.

     Interest income decreased $84, or 38.9%, to $132 in 2000 from $216 in 2000. The decrease was due to a new loan pursuant to lower interest rates on loans for development.

     Interest on direct financing leases increased $2, or 1.1%, due to normal recurring principal amortization of the direct financing leases.

    Other income in 2001 of $293 represented the gain on an outparcel sale of approximately $348. No such sales occurred in 2000.

Expenses
     Total expenses increased $1,108, or 7.5%, to $15,816 in 2001 due to increases in operating expenses of rental properties of $502, interest expense of $248, depreciation of $151, amortization of debt costs of $16 and general and administrative expenses of $191.

     Operating expenses of rental properties increased $502, or 10.4%, to $5,326 in 2001. This increase was partially due to an increase in insurance costs of $44, or 17.2%, over 2000 and an increase in the amortization of lease fees of $117, or 69.1%, over 2000. The increase in lease fees is due to the acquisition in 2000 as well as re-leasing of two of the former Jitney Jungle stores during 2000. Overall, the operating expenses of rental properties increased due to the core portfolio operating expenses increasing $425, or 9.0%, over 2000 and due to the property acquired during 2000 increasing expenses $158. These increases were offset by a decrease in expenses of $81 from the sales of five properties during 2000.

     Interest expense increased $248, or 4.6%, in 2001 primarily due to an increase in bank indebtedness interest of $315 or 88.7%. The Company had average borrowings under its bank credit facility of approximately $54,253 and $19,659 at effective interest rates of 7.7% and 7.3%, for 2001 and 2000, respectively.

     The net increase of $151, or 4.2%, in depreciation expense in 2001 was due to the acquisition of a shopping center in the fourth quarter of 2000, net of the effect of the disposition of two properties in the first quarter of 2000.

     Amortization of debt costs increased $16, or 12.1%, primarily due to the costs associated with increasing the Company's credit facilities.

     General and administrative expenses increased $191, or 24.5%, to $970 in 2001 primarily due to an increase in non-capitalizable development activities. Total general and administrative expenses as a percentage of total revenues were 4.4% and 3.6% for 2001 and 2000, respectively.

Other
     Equity in losses of unconsolidated affiliates decreased $6 to $4 in 2001 due to the dissolution of an unconsolidated subsidiary.

     Minority interest expense decreased $98, or 61.6%, to $61 in 2001. Minority interest represents the interest of an unaffiliated limited partner in the earnings of a partnership with the Company. The Company increased its percentage ownership of the partnership from 92.9% in 2000 to 93.0% in 2001.

     Gains on sales of properties decreased $2,738 in 2001. The Company sold two investments in limited growth, or tertiary, markets during 2000 for approximately $11,660. In 2001, no such sales had occurred.

Net  Earnings
     Net earnings decreased $3,340, or 35.8%, to $5,985 in 2001 from $9,328 in 2000. The decrease was attributable to no property sales in 2001, an increase in operating expenses and interest expense partially offset by a gain on the sale of an outparcel.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company presently expects cash from operating activities to be its primary source of funds to pay dividends, mortgage note payments and certain capital improvements on properties. Net cash from operating activities was $7,490 in 2002 as compared to $8,712 in 2001, a decrease of 14.0%. The decrease in cash flow is due to a decrease in accrued expenses for 2002, the rental income from two acquisitions in 2001 and one in 2000. Dividends paid during 2002 and 2001 were $7,172 and $7,120, respectively. Mortgage principal payments for 2002 and 2001 were $693 and $601, respectively. Total capital expenditures on operating properties for 2002 and 2001 were $394 and $925, respectively.

     Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments, are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties, the issuance of OP Units and public or private offerings of stock or debt. Net cash used in investing activities was $7,178 in 2002, as compared to $2,101 in 2001, an increase of $5,077, or 241.6%. This increase in cash used in investing activities was due to an acquisition in 2002 and an increase in capital expenditures relating to the development program of $3,297 in 2001 to $4,907 in 2002 as the Company completed one development and was concluding another development.

     Net cash used in financing activities decreased to $2,754 in 2002 from cash flows provided by financing activities of $43,046 in 2001, a decrease of $45,800. This decrease was due to the Company issuing $50,000 of senior notes in 2001 and $25,000 of senior notes in 2002 offset by the redemption of the convertible debentures of $23,110.

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

     On March 23, 2001, the Company established a Medium Term Note Program (the "MTN Program"), pursuant to the Company's shelf registration statement filed in January 2001. The MTN Program allows the Company, from time to time, to issue and sell up to $100,000 of medium term notes. Medium term notes have a maturity of nine months or more from the date of issuance. On March 29, 2001, pursuant to the MTN Program, the Company issued $50,000 of 7.77% medium term notes due April 1, 2006. Net proceeds from the issuance totaled $49,328 and were used to substantially repay the $50,000 of 7.45% senior notes that were due on April 1, 2001. On January 23, 2002, an additional $25,000 of 7.84% medium term notes were issued to redeem the 7.3% convertible subordinated debentures. These new notes are due on January 23, 2012. As a result, the Company has $25,000 of medium term notes available for issuance under its MTN Program. As of March 31, 2002, the Company had issued $75,000 in debt securities from the shelf registration.

     The Company also issued 3,000,000 shares at an offering price of $11.79 per share for total proceeds, before expenses, of $35,370 under the shelf registration statement in May 2002. As a result, $189,630 of securities remain available for issuance under the shelf registration statement.

     At December 31, 2001, the Company also had outstanding $75,000 of 7.25% senior notes due August 15, 2007 that were issued on August 15, 1997.

     On January 24, 2002, the Company redeemed all of the outstanding 7.3% convertible subordinated debentures at par for $23,220. Prior to redemption, 165 bonds were converted into 14,659 shares of common stock.

     The Company uses secured borrowings to meet capital requirements. As of March 31, 2002 the Company had $133,582 in mortgage notes payable at a weighted average interest rate of 7.60%, which are due in monthly installments with maturity dates ranging from 2002 to 2024.

     In February 2002, the Company assumed a non-recourse, secured loan totaling $4,800, in connection with the acquisition of Parkwest Crossing. The secured loan has a fixed interest rate of 8.1%. The loan is due and payable in eight years and the principal amortization is based on a thirty year amortization schedule.

     On March 1, 2002, the Company prepaid a 9.63% secured loan of approximately $5,198. The loan was due on June 1, 2002.

     In February 2002, the Company entered into three secured mortgages totaling $20,740, secured by first mortgages on three properties. These notes are due and payable in ten years and the principal amortization is based on a thirty year amortization schedule. The notes bear interest at a weighted average interest rate of 7.17% and range from 7.02% to 7.25%.

     Future principal amortization and balloon payments applicable to mortgage notes payable at March 31, 2002 are as follows:

                Scheduled     Balloon
              Amortization   Payments    Total
              -------------  ---------  --------
2002                  2,116      1,978     4,094
2003                  2,965     60,047    63,012
2004                  3,192          -     3,192
2005                  3,448      7,500    10,948
2006                  3,586     54,797    58,383
Thereafter           53,991    150,009   204,000
              -------------  ---------  --------
              $      69,298  $ 274,331  $343,629
              =============  =========  ========

     On November 1, 1999, the Company obtained a $100,000 unsecured revolving loan facility (the "Revolving Loan"), which was scheduled to mature on November 1, 2002. This Revolving Loan replaced the Company's previous credit facility and is led by a different financial institution and further backed by a syndicate of four other financial institutions. Not later than November 1 of each year commencing in 2000, the Company may request to extend the maturity date for an additional 12-month period beyond the existing maturity date. The interest rate is, at the option of the Company, either prime, fluctuating daily, or LIBOR plus the "Applicable Margin" (currently 115 basis points), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. In addition, the Company secured a $5,000 unsecured swing line, bearing interest at LIBOR plus the Applicable Margin, scheduled to mature on October 31, 2000. In October 2000, the Company requested and was approved an extension of the maturity date of the Revolving Loan and the swing line to November 1, 2003. The Company also secured an option to increase the Revolving Loan at its discretion by $50,000. As of May 1, 2002, the Company has also received commitments from its bank group to extend the existing $100 million unsecured line of credit, as well as extending the Company's option to expand the line by $50 million, for an additional three years. The terms of the Company's credit facilities and other instruments and agreements relating to our indebtedness include certain customary operational and financial covenants, which the Company was in compliance with as of March 31, 2002.

     As of March 31, 2002 and December 31, 2001, the borrowings under the Company's credit facilities totaled $60,047 and $51,654, respectively. The average interest rates for 2002 and 2001 were 3.95% and 6.48%, respectively. At March 31, 2002, the weighted average interest rate was 3.17% on outstanding borrowings under the Revolving Loan.

     LP, IRTCCII, IRTAL and IRTMC guarantee the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt.

     The Company presently believes that based on currently proposed plans and assumptions relating to its operations, the Company's existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its foreseeable cash requirements for the next year. At March 31, 2002 the Company's market capitalization was approximately $696,172, of which 49%, or $343,400, was from financing sources. It is the Company's present intention to have access to the capital resources necessary to expand and develop its business while maintaining its investment grade ratings with Moody's Investor
Services and Standard and Poor's. Accordingly, the Company may, from time to time, seek to obtain funds through additional security offerings or debt financings in a manner consistent with its current debt capitalization policy.

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

ENVIRONMENTAL  FACTORS

     Certain of the Company's properties have environmental concerns that have been or are being addressed. The North Carolina Department of Environment, Health and Natural Resources ("DEHNR") informed the Company, by letter dated November 30, 2000, that the Company's Industrial property in Charlotte, North Carolina ("Industrial Property"), continues to be included on the North Carolina Inactive Hazardous Waste Sites Priority List ("Priority List"). According to DEHNR, the Priority List is a list of sites in North Carolina where uncontrolled disposal, spills, or releases of hazardous substances have been identified. The Company also has been informed by a third-party consultant that hazardous substances may be present in groundwater under the Industrial Property in excess of regulatory limits. DEHNR indicated in its November 30 letter that it was simply notifying the Company of the inclusion of the Industrial Property on the Priority List, and that the letter was not an order to conduct any work, but that the Company was invited to consider a voluntary cleanup.

     The Company has begun investigating this matter, including the basis for inclusion of the Industrial Property on the Priority List and the scope and source of any such hazardous substances in groundwater (which may be a result of, among other things, prior ownership and usage of the Industrial Property or contaminants from other nearby properties), and whether its insurance will cover these costs in whole or in part. Depending on the results of this investigation, notification of DEHNR may be required and certain corrective actions performed. Based on information presently available, the Company presently believes that the costs of any such corrective action is not expected to have a material adverse effect on the Company.

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

FUNDS  FROM  OPERATIONS

     The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition, as net earnings on real estate investments less gains (losses) on sale of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible subordinated debentures and minority interest expenses are added back to funds from operations when assumed conversion of the debentures and OP Units is dilutive. The conversion of the debentures and the OP Units are dilutive and therefore assumed for the three months ended March 31, 2002 and 2001. Management believes funds from operations should be considered along with, but not as an alternative to, net earnings as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the three months ended March 31, 2002 and 2001 (in thousands except per share amounts):


                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   2002       2001
                                                  -------    -------
NET EARNINGS                                      $ 5,947    $ 5,988

     Extraordinary loss on extinguishment of debt     156          -
     Gain on sales of properties                        -          -
     Depreciation  *                                3,852      3,655
     Amortization of capitalized leasing fees  *      318        287
                                                  -------    -------

FUNDS FROM OPERATIONS                              10,273      9,930

     Interest on convertible debentures               109        425
     Amortization of convertible debenture costs        7         25
     Amounts attributable to minority interests       202        133
                                                  -------    -------

FULLY DILUTED FUNDS FROM OPERATIONS               $10,591    $10,513
                                                  =======    =======

FULLY DILUTED FUNDS FROM OPERATIONS PER SHARE     $  0.33    $  0.32
                                                  =======    =======


APPLICABLE WEIGHTED AVERAGE SHARES                 31,966     33,133
                                                  =======    =======

*  Net  of  amounts  attributable  to  minority  interests

Additional Information: The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments, for the straight line rent adjustment, for leasing fees paid and for principal amortization of mortgage notes payable during the three months ended March 31, 2002 and 2001 (in thousands).

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   2002       2001
                                                 -------    -------
Straight line rent adjustment                    $   175    $   111
                                                 =======    =======

Revenue-generating capital expenditures
     Tenant Improvements - Anchors               $     -    $   141
     Tenant Improvements - Non anchors               205        395
                                                 -------    -------
Total revenue-generating capital expenditures**  $   205    $   536
                                                 =======    =======

Non revenue-generating capital expenditures      $   119    $   388
                                                 =======   ========

Lease fee payments                               $   326   $    476
                                                 =======   ========

Scheduled principal amortization                 $   693   $    601
                                                 =======   ========

** Includes tenant improvements and capital expenditures to prepare spaces for leasing. Excludes expansions.

                           PART II.  OTHER INFORMATION

Item  1.  Legal  Proceedings.

          Not  applicable.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.

          Not  applicable.

Item  3.  Default  Upon  Senior  Securities.

          Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

          Not  applicable.

Item  5.  Other  Information.

          Not  applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

          (a)  Exhibits.

          3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

          3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 9, 1999)

          3.3 By-Laws, as amended (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)

          3.4 Amendments to By-laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 21,
               1998).

          3.5  Amendment  to  the  By-laws (incorporated by reference to Exhibit
               4.5 to the Company's Registration Statement on Form S-3 (333-53638) dated January 12, 2001).

          4.1 Indenture, dated August 15, 1993, by and between the Company and Trust Company Bank, as Trustee, relating to the Company's 7.3% Convertible Subordinated Debentures due August 15, 2003 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).


          4.2 Form of 7.3% Convertible Subordinated Debenture (included as a part of Exhibit 4.1 above).

          4.3 Indentures, dated as of November 9, 1995, by and between the Company and SunTrust Bank, Atlanta, Georgia, as Trustee, relating to the Company's Senior Debt Securities and

               Subordinated Debt Securities (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          4.4 First Supplemental Indenture, dated as of March 26, 1996, by and between IRT Property Company and SunTrust Bank, Atlanta, Georgia, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K dated March 26, 1996).

          4.5 Supplemental Indenture No. 2, dated August 15, 1997, by and between IRT Property Company and SunTrust Bank, Atlanta, Georgia, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K dated August 15, 1997).

          4.6 Supplemental Indenture No. 3, dated September 9, 1998, by and between IRT Property Company and SunTrust Bank, Atlanta, Georgia, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 1998).

          4.7 Indenture, dated as of September 9, 1998, by and between the Company and SunTrust Bank, Atlanta, Georgia, as Trustee, relating to Senior Debt Securities (incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 1998).

          4.8 Indenture, dated as of September 9, 1998, by and between the Company and SunTrust Bank, Atlanta, Georgia, as Trustee, relating to Subordinated Debt Securities (incorporated by reference to the Company's Form 8-K dated September 15, 1998).

          4.9 Supplemental Indenture No. 1, dated September 9, 1998, by and between the Company, IRT Partners, L.P. and SunTrust Bank, Atlanta, Georgia, as Trustee, to the Indenture dated September 9, 1998, relating to Senior Debt Securities (incorporated by reference to the Company's Form 8-K dated September 15, 1998).

          4.10 IRT Property Company Stock Certificate Legend Regarding the Shareholder Rights Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

          4.11 Supplemental Indenture No. 2, dated as of November 1, 1999, by and among IRT Property Company, as issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTrust Bank, Atlanta, Georgia, as trustee (Registration Statement No. 333-48571) (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 12, 1999).

          4.12 Supplemental Indenture No. 4, dated as of November 1, 1999, by and among IRT Property Company, an issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTrust Bank, Atlanta, Georgia, as trustee (Registration Statement No. 333-48571) (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K dated November 12, 1999).

          (b)     Reports  on  Form  8-K.

               During the three month period ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

               -  Current  Report  on  Form  8-K  filed on January 23, 2002; and

               -  Current  Report  on  Form  8-K  filed  on  January  28,  2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.



                                       IRT  PROPERTY  COMPANY



Date:     May  14,  2002               /s/  Thomas  H.  McAuley
-----     --------------               ------------------------
                                       Thomas  H.  McAuley
                                       President  &  Chief  Executive  Officer


Date:     May  14,  2002               /s/  James  G.  Levy
-----     --------------               ------------------------
                                       James  G.  Levy
                                       Executive  Vice  President  &
                                       Chief  Financial  Officer