Form 10-Q
period 2002-06-30
IRT PROPERTY CO
filed 2002-08-14
CIK 311099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended      June 30, 2002
                                                ----------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding  at  August 12,  2002
------------------------------             ------------------------------------
Common  Stock,  $1  Par  Value                      34,193,635 Shares

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

ITEM  1.  FINANCIAL  STATEMENTS


                                 IRT PROPERTY COMPANY AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     June 30,   December 31,
                                                                       2002        2001
                                                                    ----------  ----------
ASSETS
Real estate investments:
     Rental properties . . . . . . . . . . . . . . . . . . . . . .  $ 673,779   $ 659,820
     Properties under development. . . . . . . . . . . . . . . . .     22,651      22,599
                                                                    ----------  ----------
                                                                      696,430     682,419
     Accumulated depreciation. . . . . . . . . . . . . . . . . . .   (117,186)   (109,344)
                                                                    ----------  ----------
          Net rental properties. . . . . . . . . . . . . . . . . .    579,244     573,075

     Net investment in direct financing leases . . . . . . . . . .      2,118       2,174
     Mortgage loans, net . . . . . . . . . . . . . . . . . . . . .        311       1,160
                                                                    ----------  ----------
          Net real estate investments. . . . . . . . . . . . . . .    581,673     576,409

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .      3,900       2,457
Prepaid expenses and other assets. . . . . . . . . . . . . . . . .     13,126      11,634
                                                                    ----------  ----------

          Total assets . . . . . . . . . . . . . . . . . . . . . .  $ 598,699   $ 590,500
                                                                    ==========  ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable, net . . . . . . . . . . . . . . . . .  $ 132,890   $ 134,672
     7.3% convertible subordinated debentures, net . . . . . . . .          -      23,275
     Senior notes, net . . . . . . . . . . . . . . . . . . . . . .    149,782     124,760
     Indebtedness to banks . . . . . . . . . . . . . . . . . . . .     24,000      51,654
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . .      4,752       4,598
     Accrued expenses and other liabilities. . . . . . . . . . . .     10,045      10,652
                                                                    ----------  ----------

          Total liabilities. . . . . . . . . . . . . . . . . . . .    321,469     349,611

Commitments and contingencies (Note 8)

Minority interest payable. . . . . . . . . . . . . . . . . . . . .      7,655       7,755

Shareholders' equity:
     Preferred stock, $1 par value, authorized 10,000,000 shares;
          none issued. . . . . . . . . . . . . . . . . . . . . . .          -           -
     Common stock, $1 par value, 150,000,000 shares authorized;
          34,187,635 and 33,234,206 shares issued in
          2002 and 2001, respectively. . . . . . . . . . . . . . .     34,187      33,234
     Additional paid-in capital. . . . . . . . . . . . . . . . . .    289,614     272,172
     Deferred compensation/stock loans . . . . . . . . . . . . . .     (3,573)     (1,732)
     Treasury stock, at cost, 0 and 2,738,204 shares
          in 2002 and 2001, respectively . . . . . . . . . . . . .          -     (22,783)
     Cumulative distributions in excess of net earnings. . . . . .    (50,653)    (47,757)
                                                                    ----------  ----------

          Total shareholders' equity . . . . . . . . . . . . . . .    269,575     233,134
                                                                    ----------  ----------

          Total liabilities and shareholders' equity . . . . . . .  $ 598,699   $ 590,500
                                                                    ==========  ==========

     The accompanying notes are an integral part of these condensed consolidated balance sheets.


                                IRT PROPERTY COMPANY AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                               (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Three Months Ended   Six Months Ended
                                                                     June 30,           June 30,
                                                               ------------------  ------------------
                                                                 2002      2001      2002      2001
                                                               --------  --------  --------  --------
REVENUES:
     Income from rental properties. . . . . . . . . . . . . .  $22,508   $21,266   $44,842   $42,520
     Interest income. . . . . . . . . . . . . . . . . . . . .       15       148        34       280
     Interest on direct financing leases. . . . . . . . . . .       49        94       171       284
     Gain on sale of outparcels . . . . . . . . . . . . . . .      505       452       505       745
                                                               --------  --------  --------  --------

          Total revenues. . . . . . . . . . . . . . . . . . .   23,077    21,960    45,552    43,829
                                                               --------  --------  --------  --------

EXPENSES:
     Operating expenses of rental properties. . . . . . . . .    5,837     5,362    11,321    10,688
     Interest expense . . . . . . . . . . . . . . . . . . . .    5,462     5,830    11,116    11,479
     Depreciation . . . . . . . . . . . . . . . . . . . . . .    3,935     3,799     7,842     7,522
     Amortization of debt costs . . . . . . . . . . . . . . .      156       164       304       312
     General and administrative . . . . . . . . . . . . . . .    1,224     1,113     2,252     2,083
                                                               --------  --------  --------  --------

          Total expenses. . . . . . . . . . . . . . . . . . .   16,614    16,268    32,835    32,084

Equity in loss of unconsolidated affiliates . . . . . . . . .        -         -         -        (4)
                                                               --------  --------  --------  --------

          Earnings before income taxes, minority interest,
          gain on sales of properties and extraordinary item.    6,463     5,692    12,717    11,741

Income tax provision. . . . . . . . . . . . . . . . . . . . .        -       (53)       (9)      (53)

Minority interest of unitholders in operating partnership . .     (142)     (244)     (284)     (305)

Gain on sales of properties . . . . . . . . . . . . . . . . .        -     2,498         -     2,498
                                                               --------  --------  --------  --------

          Earnings before extraordinary item. . . . . . . . .    6,321     7,893    12,424    13,881

EXTRAORDINARY ITEM:
     Loss on extinguishment of debt . . . . . . . . . . . . .        -         -      (156)        -
                                                               --------  --------  --------  --------

          Net earnings. . . . . . . . . . . . . . . . . . . .  $ 6,321   $ 7,893   $12,268   $13,881
                                                               ========  ========  ========  ========

PER SHARE: (Note 8)
     Earnings before extraordinary item - basic . . . . . . .  $  0.19   $  0.26   $  0.39   $  0.46
     Extraordinary item - basic . . . . . . . . . . . . . . .        -         -         -         -
                                                               --------  --------  --------  --------
     Net earnings - basic . . . . . . . . . . . . . . . . . .  $  0.19   $  0.26   $  0.39   $  0.46
                                                               ========  ========  ========  ========

     Earnings before extraordinary item - diluted . . . . . .  $  0.19   $  0.26   $  0.39   $  0.45
     Extraordinary item - diluted . . . . . . . . . . . . . .        -         -         -         -
                                                               --------  --------  --------  --------
     Net earnings - diluted . . . . . . . . . . . . . . . . .  $  0.19   $  0.26   $  0.39   $  0.45
                                                               ========  ========  ========  ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic. . . . . . . . . . . . . . . . . . . . . . . . . .   32,673    30,281    31,564    30,247
                                                               ========  ========  ========  ========
     Diluted. . . . . . . . . . . . . . . . . . . . . . . . .   33,701    32,462    32,564    33,200
                                                               ========  ========  ========  ========


     The accompanying notes are an integral part of these condensed consolidated statements.


                                 IRT PROPERTY COMPANY AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                             (UNAUDITED)
                                           (IN THOUSANDS)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                              2002       2001
                                                                            ---------  ---------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,268   $ 13,881
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,842      7,522
     Gain on sale of operating properties. . . . . . . . . . . . . . . . .         -     (2,498)
     Gain on sale of outparcels. . . . . . . . . . . . . . . . . . . . . .      (505)      (745)
     Extraordinary loss on extinguishment of debt. . . . . . . . . . . . .       156          -
     Minority interest of unitholders in partnership . . . . . . . . . . .      (100)       (79)
     Straight line rent adjustment . . . . . . . . . . . . . . . . . . . .      (324)      (271)
     Amortization of deferred compensation . . . . . . . . . . . . . . . .        75         59
     Amortization of debt costs and discounts. . . . . . . . . . . . . . .       304        330
     Amortization of capitalized leasing income. . . . . . . . . . . . . .        57         88
     Changes in assets and liabilities:
       Increase in accrued interest on debentures and senior notes . . . .       232         40
       Increase in interest receivable, prepaid expenses
        and other assets . . . . . . . . . . . . . . . . . . . . . . . . .      (936)       (48)
       (Decrease) increase in accrued expenses and other liabilities . . .      (680)     1,177
                                                                            ---------  ---------

Net cash flows from operating activities . . . . . . . . . . . . . . . . .    18,389     19,456
                                                                            ---------  ---------

Cash flows used in investing activities:
  Additions to operating properties, net . . . . . . . . . . . . . . . . .    (3,277)   (11,329)
  Additions to development properties, net . . . . . . . . . . . . . . . .    (5,672)    (1,989)
  Proceeds from sale of operating properties, net. . . . . . . . . . . . .         -     11,260
  Proceeds from sale of outparcels, net. . . . . . . . . . . . . . . . . .     1,091        931
  Purchase of unconsolidated affiliate, net of assets acquired . . . . . .         -        177
  Distribution from dissolution of unconsolidated affiliate. . . . . . . .         -         21
  Funding of mortgage loans. . . . . . . . . . . . . . . . . . . . . . . .         -       (414)
  Collections of mortgage loans, net . . . . . . . . . . . . . . . . . . .         2         21
                                                                            ---------  ---------

Net cash flows used in investing activities. . . . . . . . . . . . . . . .    (7,856)    (1,322)
                                                                            ---------  ---------

Cash flows (used in) provided by financing activities:
  Cash dividends, net. . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,165)   (14,261)
  Issuance of common stock, net. . . . . . . . . . . . . . . . . . . . . .    38,508          -
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . .         -       (405)
  Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . .       574      1,266
  Issuance of shares under stock purchase plan . . . . . . . . . . . . . .        21          -
  Proceeds from mortgage notes payable . . . . . . . . . . . . . . . . . .         -     20,740
  Principal amortization of mortgage notes payable . . . . . . . . . . . .    (1,385)    (1,225)
  Repayment of mortgage notes payable. . . . . . . . . . . . . . . . . . .    (5,198)         -
  Proceeds from 7.84% senior notes issuance. . . . . . . . . . . . . . . .    25,000          -
  Proceeds from 7.77% senior notes issuance. . . . . . . . . . . . . . . .         -     50,000
  Repayment of 7.3% convertible subordinated debentures. . . . . . . . . .   (23,110)         -
  Repayment of 7.45% senior notes. . . . . . . . . . . . . . . . . . . . .         -    (50,000)
  Increase in bank indebtedness. . . . . . . . . . . . . . . . . . . . . .   (27,654)   (19,000)
  Payment of deferred financing costs. . . . . . . . . . . . . . . . . . .      (681)    (1,078)
                                                                            ---------  ---------

Net cash flows (used in) provided by financing activities. . . . . . . . .    (9,090)   (13,963)
                                                                            ---------  ---------

Net (decrease) increase in cash and cash equivalents . . . . . . . . . . .     1,443      4,171
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .     2,457        831
                                                                            ---------  ---------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .  $  3,900   $  5,002
                                                                            =========  =========

Supplemental disclosures of cash flow information:
  Total cash paid during period for interest . . . . . . . . . . . . . . .  $ 11,356   $ 11,711
                                                                            =========  =========


     The accompanying notes are an integral part of these condensed consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2002 AND 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  UNAUDITED  FINANCIAL  STATEMENTS

    These condensed consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying condensed consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company ("IRTMC"), VW Mall, Inc., IRT Alabama, Inc. ("IRTAL") and IRT Capital Corporation II ("IRTCCII"), and its majority-owned subsidiary, IRT Partners L.P. ("LP") (collectively, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of June 30, 2002 and 2001 have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for future interim periods or for the full year.


2.  RENTAL  PROPERTIES

    The  rental  property  acquired  in  2002  is  summarized  below.


                                     SHOPPING CENTER ACQUISITIONS

  Date                                     Square   Year Built/    % Leased       Total Initial
Acquired  Property Name      City, State   Footage  Renovated     at Acquisition       Cost        Cash Paid
--------  -----------------  -----------  --------  ----------    ---------------    ----------    ----------
2/19/02   Parkwest Crossing  Durham, NC    85,602      1991           100%             $6,620        $1,946

In connection with the acquisition of Parkwest Crossing, the Company assumed a $4,800, 8.1% mortgage. See Note 5.

3.  DEVELOPMENT  AGREEMENTS

      The Company enters into agreements to develop shopping centers with local developers. The agreements generally consist of the Company committing to loan a fixed amount, at a specified interest rate, for the development of the shopping center with the possibility of the Company then purchasing the center upon the developer meeting certain budgetary and leasing requirements. The loan is secured by the development property and due upon completion. The developer is responsible for all construction matters as well as initial leasing efforts.

     Additionally, the Company could enter into a separate agreement to purchase the completed shopping center. Generally, the purchase price to the Company is based on the shopping center's net operating income and an implied rate of return at the time when the developer meets the specified requirements. As of June 30, 2002, the Company has no such purchase commitments.

     The Company is involved in one development agreement, Freehome Village, a 89,270 square foot shopping center. As of June 30, 2002, the Company has loaned $925 for development and the shopping center should be completed in 2003.

     The development agreement is classified as a property under development in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2002. Previously, this development agreement had been considered as a mortgage loan.

4.  INVESTMENT  IN  AND  ADVANCES  TO  AFFILIATES

     As of June 30, 2002, LP, IRTCCII, IRTAL and IRTMC guaranteed the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt. The guarantees are joint and several and full and unconditional. The following tables show IRTCCII, IRTAL and IRTMC as "Consolidated Subsidiaries."


                                                                         GUARANTORS
                                                                 ---------------------------                   CONSOLIDATED
                                                  IRT PROPERTY     COMBINED          IRT        ELIMINATING    IRT PROPERTY
                                                     COMPANY     SUBSIDIARIES   PARTNERS, LP      ENTRIES        COMPANY
                                                  -------------  -------------  -------------  -------------  -------------
AS OF JUNE 30, 2002
ASSETS
   Net rental properties . . . . . . . . . . . .  $     398,023  $      29,814  $     151,407  $          -   $     579,244
   Investment in affiliates. . . . . . . . . . .        124,098              -              -      (124,098)              -
   Other assets. . . . . . . . . . . . . . . . .         38,829         40,113         21,112       (80,599)         19,455
                                                  -------------  -------------  -------------  -------------  -------------

      Total assets . . . . . . . . . . . . . . .        560,950         69,927        172,519      (204,697)        598,699
                                                  =============  =============  =============  =============  =============

LIABILITIES
   Mortgage notes payable. . . . . . . . . . . .         86,960          4,051         41,879             -         132,890
   Senior Notes, net . . . . . . . . . . . . . .        149,782              -              -             -         149,782
   Indebtedness to banks . . . . . . . . . . . .         24,000              -              -             -          24,000
   Other liabilities . . . . . . . . . . . . . .         67,412         24,939          3,046       (72,945)         22,452
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities. . . . . . . . . . . . .        328,154         28,990         44,925       (72,945)        329,124
                                                  -------------  -------------  -------------  -------------  -------------

SHAREHOLDERS' EQUITY
      Total shareholders' equity . . . . . . . .        232,796         40,937        127,594      (131,752)        269,575
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities and shareholders' equity  $     560,950  $      69,927  $     172,519  $   (204,697)  $     598,699
                                                  =============  =============  =============  =============  =============



                                                                          GUARANTORS
                                                                 ----------------------------                 CONSOLIDATED
                                                  IRT PROPERTY     COMBINED          IRT        ELIMINATING   IRT PROPERTY
                                                     COMPANY     SUBSIDIARIES   PARTNERS, LP      ENTRIES        COMPANY
                                                  -------------  -------------  -------------  -------------  -------------
AS OF DECEMBER 31, 2001
ASSETS
   Net rental properties . . . . . . . . . . . .  $     399,312  $      28,138  $     145,625  $          -   $     573,075
   Investment in affiliates. . . . . . . . . . .        122,168              -              -      (122,168)              -
   Other assets. . . . . . . . . . . . . . . . .         35,677         33,488         21,248       (72,988)         17,425
                                                  -------------  -------------  -------------  -------------  -------------

      Total assets . . . . . . . . . . . . . . .        557,157         61,626        166,873      (195,156)        590,500
                                                  =============  =============  =============  =============  =============

LIABILITIES
   Mortgage notes payable. . . . . . . . . . . .         93,115          4,093         37,464             -         134,672
   Senior Notes, net . . . . . . . . . . . . . .        124,760              -              -             -         124,760
   Indebtedness to banks . . . . . . . . . . . .         51,654              -              -             -          51,654
   Other liabilities . . . . . . . . . . . . . .         84,928         24,431          2,154       (65,233)         46,280
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities. . . . . . . . . . . . .        354,457         28,524         39,618       (65,233)        357,366
                                                  -------------  -------------  -------------  -------------  -------------

SHAREHOLDERS' EQUITY
      Total shareholders' equity . . . . . . . .        202,700         33,102        127,255      (129,923)        233,134
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities and shareholders' equity  $     557,157  $      61,626  $     166,873  $   (195,156)  $     590,500
                                                  =============  =============  =============  =============  =============

                                                                         GUARANTORS
                                                                ---------------------------                   CONSOLIDATED
                                                 IRT PROPERTY     COMBINED          IRT        ELIMINATING    IRT PROPERTY
                                                    COMPANY     SUBSIDIARIES   PARTNERS, LP      ENTRIES        COMPANY
                                                 -------------  -------------  -------------  -------------  --------------

FOR THE THREE MONTHS ENDED JUNE 30, 2002
REVENUES
   Income from rental properties. . . . . . . .  $      15,532  $         501  $       6,475  $          -   $      22,508
   Interest Income. . . . . . . . . . . . . . .            147              -             79          (211)             15
   Interest on direct financing leases. . . . .             49              -              -             -              49
   Other income . . . . . . . . . . . . . . . .            315          2,582              -        (2,392)            505
                                                 -------------  -------------  -------------  -------------  --------------

      Total revenues. . . . . . . . . . . . . .         16,043          3,083          6,554        (2,603)         23,077
                                                 -------------  -------------  -------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties. . .          3,874            128          1,835             -           5,837
   Interest expense . . . . . . . . . . . . . .          4,689            164            818          (209)          5,462
   Depreciation . . . . . . . . . . . . . . . .          2,827             66          1,042             -           3,935
   Amortization of debt costs . . . . . . . . .            150              1              5             -             156
   General and administrative . . . . . . . . .            791            113            320             -           1,224
                                                 -------------  -------------  -------------  -------------  --------------

      Total expenses. . . . . . . . . . . . . .         12,331            472          4,020          (209)         16,614
                                                 -------------  -------------  -------------  -------------  --------------

Equity in earnings (losses) of affiliates . . .          2,611              -              -        (2,611)              -
                                                 -------------  -------------  -------------  -------------  --------------

      Earnings before income taxes, minority
      interest, gain on sales of properties and
      extraordinary item. . . . . . . . . . . .          6,323          2,611          2,534        (5,005)          6,463

Income tax provision. . . . . . . . . . . . . .              -              -              -             -               -

Minority interest in operating  partnership . .              -              -              -          (142)           (142)

Gain on sales of properties . . . . . . . . . .              -              -              -             -               -
                                                 -------------  -------------  -------------  -------------  --------------

      Earnings before extraordinary item. . . .          6,323          2,611          2,534        (5,147)          6,321

Extraordinary item - loss on extinguishment
  of debt . . . . . . . . . . . . . . . . . . .              -              -              -             -               -
                                                 -------------  -------------  -------------  -------------  --------------

Net Earnings. . . . . . . . . . . . . . . . . .  $       6,323  $       2,611  $       2,534  $     (5,147)  $       6,321
                                                 =============  =============  =============  =============  ==============



                                                                        GUARANTORS
                                                               -----------------------------                  CONSOLIDATED
                                                 IRT PROPERTY      COMBINED       IRT         ELIMINATING     IRT PROPERTY
                                                   COMPANY      SUBSIDIARIES   PARTNERS, LP      ENTRIES         COMPANY
                                                -------------  --------------  -------------  -------------  --------------

FOR THE THREE MONTHS ENDED JUNE 30, 2001
REVENUES
   Income from rental properties . . . . . . .  $      15,063  $         344   $       5,859  $          -   $      21,266
   Interest Income . . . . . . . . . . . . . .            241              -             189          (282)            148
   Interest on direct financing leases . . . .             94              -               -             -              94
   Other income. . . . . . . . . . . . . . . .             37          3,846               -        (3,431)            452
                                                -------------  --------------  -------------  -------------  --------------

      Total revenues . . . . . . . . . . . . .         15,435          4,190           6,048        (3,713)         21,960
                                                -------------  --------------  -------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties . .          3,743             71           1,548             -           5,362
   Interest expense. . . . . . . . . . . . . .          5,186            218             709          (283)          5,830
   Depreciation. . . . . . . . . . . . . . . .          2,767             63             969             -           3,799
   Amortization of debt costs. . . . . . . . .            160              1               3             -             164
   General and administrative. . . . . . . . .            792             68             253             -           1,113
                                                -------------  --------------  -------------  -------------  --------------

      Total expenses . . . . . . . . . . . . .         12,648            421           3,482          (283)         16,268
                                                -------------  --------------  -------------  -------------  --------------

Equity in earnings (losses) of affiliates. . .          3,716              -               -        (3,716)              -
                                                -------------  --------------  -------------  -------------  --------------

      Earnings before income taxes, minority
      interest and gain on sales of properties          6,503          3,769           2,566        (7,146)          5,692

Income tax provision . . . . . . . . . . . . .              -            (53)              -             -             (53)

Minority interest in operating  partnership. .              -              -               -          (244)           (244)

Gain on sales of properties. . . . . . . . . .          1,388              -           1,108             2           2,498
                                                -------------  --------------  -------------  -------------  --------------

Net Earnings . . . . . . . . . . . . . . . . .  $       7,891  $       3,716   $       3,674  $     (7,388)  $       7,893
                                                =============  ==============  =============  =============  ==============


                                                                             GUARANTORS
                                                                  ------------------------------                  CONSOLIDATED
                                                   IRT PROPERTY      COMBINED          IRT         ELIMINATING    IRT PROPERTY
                                                     COMPANY       SUBSIDIARIES    PARTNERS, LP      ENTRIES        COMPANY
                                                  --------------  --------------  --------------  -------------  --------------

FOR THE SIX MONTHS ENDED JUNE 30, 2002
REVENUES
   Income from rental properties . . . . . . . .  $      31,048   $         928   $      12,866   $          -   $      44,842
   Interest Income . . . . . . . . . . . . . . .            280               -             158           (404)             34
   Interest on direct financing leases . . . . .            171               -               -              -             171
   Other income. . . . . . . . . . . . . . . . .            341           5,094               -         (4,930)            505
                                                  --------------  --------------  --------------  -------------  --------------

      Total revenues . . . . . . . . . . . . . .         31,840           6,022          13,024         (5,334)         45,552
                                                  --------------  --------------  --------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties . . .          7,536             238           3,547              -          11,321
   Interest expense. . . . . . . . . . . . . . .          9,625             310           1,584           (403)         11,116
   Depreciation. . . . . . . . . . . . . . . . .          5,633             131           2,078              -           7,842
   Amortization of debt costs. . . . . . . . . .            294               1               9              -             304
   General and administrative. . . . . . . . . .          1,487             173             592              -           2,252
                                                  --------------  --------------  --------------  -------------  --------------

      Total expenses . . . . . . . . . . . . . .         24,575             853           7,810           (403)         32,835
                                                  --------------  --------------  --------------  -------------  --------------

Equity in earnings (losses) of affiliates. . . .          5,160               -               -         (5,160)              -
                                                  --------------  --------------  --------------  -------------  --------------

      Earnings before income taxes, minority
      interest, gain on sales of properties and
      extraordinary item . . . . . . . . . . . .         12,425           5,169           5,214        (10,091)         12,717

Income tax provision . . . . . . . . . . . . . .              -              (9)              -              -              (9)

Minority interest in operating  partnership. . .              -               -               -           (284)           (284)

Gain on sales of properties. . . . . . . . . . .              -               -               -              -               -
                                                  --------------  --------------  --------------  -------------  --------------

      Earnings before extraordinary item . . . .         12,425           5,160           5,214        (10,375)         12,424

Extraordinary item - loss on extinguishment
  of debt. . . . . . . . . . . . . . . . . . . .           (156)              -               -              -            (156)
                                                  --------------  --------------  --------------  -------------  --------------

Net Earnings . . . . . . . . . . . . . . . . . .  $      12,269   $       5,160   $       5,214   $    (10,375)  $      12,268
                                                  ==============  ==============  ==============  =============  ==============

Net cash flows provided by (used in)
operating activities . . . . . . . . . . . . . .  $      11,657   $       4,373   $       7,272   $     (4,913)  $      18,389
                                                  ==============  ==============  ==============  =============  ==============

Net cash flows used in
investing activities . . . . . . . . . . . . . .  $      (3,206)  $      (1,592)  $      (3,058)  $          -   $      (7,856)
                                                  ==============  ==============  ==============  =============  ==============

Net cash flows (used in) provided by
financing activities . . . . . . . . . . . . . .  $      (7,331)  $      (2,596)  $      (4,076)  $      4,913   $      (9,090)
                                                  ==============  ==============  ==============  =============  ==============


                                                                          GUARANTORS
                                                                ------------------------------                  CONSOLIDATED
                                                 IRT PROPERTY      COMBINED          IRT         ELIMINATING    IRT PROPERTY
                                                    COMPANY      SUBSIDIARIES    PARTNERS, LP      ENTRIES        COMPANY
                                                 -------------  --------------  --------------  -------------  --------------

FOR THE SIX MONTHS ENDED JUNE 30, 2001
REVENUES
   Income from rental properties. . . . . . . .  $      30,300  $         622   $      11,598   $          -   $      42,520
   Interest Income. . . . . . . . . . . . . . .            709              -             170           (599)            280
   Interest on direct financing leases. . . . .            284              -               -              -             284
   Other income . . . . . . . . . . . . . . . .             43          6,412             293         (6,003)            745
                                                 -------------  --------------  --------------  -------------  --------------

      Total revenues. . . . . . . . . . . . . .         31,336          7,034          12,061         (6,602)         43,829
                                                 -------------  --------------  --------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties. . .          7,452            136           3,100              -          10,688
   Interest expense . . . . . . . . . . . . . .         10,483            286           1,312           (602)         11,479
   Depreciation . . . . . . . . . . . . . . . .          5,502             91           1,929              -           7,522
   Amortization of debt costs . . . . . . . . .            308              1               3              -             312
   General and administrative . . . . . . . . .          1,478            107             494              4           2,083
                                                 -------------  --------------  --------------  -------------  --------------

      Total expenses. . . . . . . . . . . . . .         25,223            621           6,838           (598)         32,084
                                                 -------------  --------------  --------------  -------------  --------------

Equity in earnings (losses) of affiliates . . .          6,360              -               -         (6,364)             (4)
                                                 -------------  --------------  --------------  -------------  --------------

      Earnings before income taxes, minority
      interest and gain on sales of properties.         12,473          6,413           5,223        (12,368)         11,741

Income tax provision. . . . . . . . . . . . . .              -            (53)              -              -             (53)

Minority interest in operating  partnership . .              -              -               -           (305)           (305)

Gain on sales of properties . . . . . . . . . .          1,388              -           1,108              2           2,498
                                                 -------------  --------------  --------------  -------------  --------------

Net Earnings. . . . . . . . . . . . . . . . . .  $      13,861  $       6,360   $       6,331   $    (12,671)  $      13,881
                                                 =============  ==============  ==============  =============  ==============

Net cash flows provided by (used in)
operating activities. . . . . . . . . . . . . .  $      13,382  $       5,717   $       7,147   $     (6,790)  $      19,456
                                                 =============  ==============  ==============  =============  ==============

Net cash flows provided by (used in)
investing activities. . . . . . . . . . . . . .  $      18,156  $        (597)  $      (1,724)  $    (17,157)  $      (1,322)
                                                 =============  ==============  ==============  =============  ==============

Net cash flows provided by (used in)
financing activities. . . . . . . . . . . . . .  $      10,518  $      (5,155)  $     (11,736)  $     (7,590)  $     (13,963)
                                                 =============  ==============  ==============  =============  ==============

5.  MORTGAGE  NOTES  PAYABLE

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

6.  7.3%  CONVERTIBLE  SUBORDINATED  DEBENTURES

     On January 24, 2002, the Company redeemed all of the outstanding 7.3% convertible subordinated debentures due August 15, 2003 at par plus accrued interest. Prior to redemption, 165 bonds were converted into 14,659 shares of common stock. The Company paid $23,110 to redeem the remaining bonds outstanding and recognized a $156 extraordinary loss on the extinguishment of unamortized debt costs.

7.  SENIOR  NOTES

     On January 23, 2002, pursuant to the Medium Term Note Program (the "MTN Program") established in 2001, the Company issued $25,000 of 7.84% senior unsecured notes due January 23, 2012. Interest on these senior notes is payable semi-annually on January 23 and July 23. Costs associated with the issuance of these senior notes totaled approximately $306 and are being amortized over the life of the notes.

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

 9.  COMMON  STOCK

     In May 2002, the Company completed an offering of 3,450,000 shares of common stock at $11.79 per share. Net proceeds to the Company were approximately $38,508.

10.  DEFERRED  COMPENSATION

     On May 30, 2002, 160,000 restricted shares of common stock were granted to certain Company officers as incentives for future services. The restricted shares vest proportionately over 4 years from the date of grant. The restricted shares were valued at the closing price of the Company's common stock on May 30, 2002 of $11.97. As of June 30, 2002, the Company had recognized approximately $16 within the Condensed Consolidated Income Statements.

11.  EARNINGS  PER  SHARE

     Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. The effects of the conversion of the operating partnership units held by the minority interest are dilutive for the three and six months ended June 30, 2002 and for the six months ended June 30, 2001 and have been included in the calculation of diluted earnings per share for those periods. For the three months ended June 30, 2001, the effect of the operating partnership units have been excluded from the calculation as they are anti-dilutive for the period. For the three and six months ended June 30, 2001 the effects of the conversion of the 7.3% debentures have been included as they are dilutive for such periods. For the three and six months ended June 30, 2002, due to the redemption of such convertible bonds in January 2002, the effects of the conversion have been excluded from the calculation of diluted earnings per share as they are anti-dilutive for those periods. The effects of certain stock options and non-vested restricted stock, using the treasury stock method, have been included in the calculation of diluted earnings per share, as they are dilutive for all periods presented.


                                                     Per Share

                                                            Income   Shares  Amount
                                                            -------  ------  -------
(In thousands except per share amounts)
For the three months ended June 30, 2002
----------------------------------------------------------
Basic net earnings available to shareholders . . . . . . .  $ 6,314  32,673  $  0.19
                                                                             =======
Options outstanding. . . . . . . . . . . . . . . . . . . .        -     192
Restricted stock . . . . . . . . . . . . . . . . . . . . .        -      20
Minority interest of unitholders in operating partnership.      142     816
Diluted net earnings available to shareholders . . . . . .  $ 6,456  33,701  $  0.19
                                                            =======  ======  =======


For the three months ended June 30, 2001
----------------------------------------------------------
Basic net earnings available to shareholders . . . . . . .  $ 7,893  30,281  $  0.26
                                                                             =======
Options outstanding. . . . . . . . . . . . . . . . . . . .        -      92
Restricted stock . . . . . . . . . . . . . . . . . . . . .        -      20
Conversion of 7.3% debentures. . . . . . . . . . . . . . .      450   2,069
Diluted net earnings available to shareholders . . . . . .  $ 8,343  32,462  $  0.26
                                                            =======  ======  =======


For the six months ended June 30, 2002
----------------------------------------------------------
Basic net earnings available to shareholders . . . . . . .  $12,261  31,564  $  0.39
                                                                             =======
Options outstanding. . . . . . . . . . . . . . . . . . . .        -     168
Restricted Stock . . . . . . . . . . . . . . . . . . . . .        -      16
Minority interest of unitholders in operating partnership.      284     816
Diluted net earnings available to shareholders . . . . . .  $12,545  32,564  $  0.39
                                                            =======  ======  =======


For the six months ended June 30, 2001
----------------------------------------------------------
Basic net earnings available to shareholders . . . . . . .  $13,881  30,247  $  0.46
                                                                             =======
Options outstanding. . . . . . . . . . . . . . . . . . . .        -      65
Restricted stock . . . . . . . . . . . . . . . . . . . . .        -       3
Minority interest of unitholders in operating partnership.      305     816
Conversion of 7.3% debentures. . . . . . . . . . . . . . .      900   2,069
Diluted net earnings available to shareholders . . . . . .  $15,086  33,200  $  0.45
                                                            =======  ======  =======

ITEM  2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS  OF  OPERATIONS
                 (Dollars  in  thousands,  except  per  share  amounts)

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     IRT Property Company ("IRT" or the "Company") was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers throughout the southeastern United States. The Company's portfolio consists of 89 shopping centers, three shopping center investments, four development properties, one industrial property and three mortgage loans. The 89 shopping centers and the three shopping center investments total approximately 9.8 million square feet of retail space and are located in eleven southeastern states. IRT shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

GEOGRAPHIC  MARKETS

     The Company owns and operates 89 shopping centers in ten states primarily located in Florida (26), Georgia (20), Louisiana (14) and North Carolina (14). The following table summarizes the Company's shopping centers by state for total gross leasable area ("GLA") and rental income for the six months ended June 30, 2002 and for the year ended December 31, 2001:


                      % OF GLA               % OF RENTAL INCOME
                ------------------------  ------------------------

                JUNE 30,   DECEMBER 31,   JUNE 30,   DECEMBER 31,
                  2002         2001         2002         2001
                ---------  -------------  ---------  -------------
Florida. . . .      32.5%          32.3%      39.0%          38.4%
Georgia. . . .      24.6%          25.1%      24.4%          25.6%
Louisiana. . .      17.5%          17.8%      14.0%          14.4%
North Carolina      13.2%          12.5%      11.8%          11.2%
Tennessee. . .       3.7%           3.7%       3.4%           3.2%
Virginia . . .       2.8%           2.8%       2.4%           2.3%
South Carolina       2.5%           2.6%       2.0%           2.0%
Alabama. . . .       2.1%           2.1%       2.1%           2.2%
Mississippi. .       0.7%           0.7%       0.5%           0.3%
Kentucky . . .       0.4%           0.4%       0.4%           0.4%
                ---------  -------------  ---------  -------------

                   100.0%         100.0%     100.0%         100.0%
                =========  =============  =========  =============

TENANTS  AND  LEASING

     The Company's 89 shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores. The Company's five largest tenants, as a percentage of revenues, are Publix (9.1%), Kroger (7.1%), Wal-Mart (4.6%), Kmart (4.0%) and Winn Dixie (2.6%). As of June 30, 2002, of the Company's 9.8 million square feet of retail space, approximately 2.8 million, or 28.6%, was leased to grocery stores. Including anchor tenants, the Company has over 1,000 different tenants. The following table represents the percent leased and the average base rent per square foot leased by state as of June 30, 2002 and December 31, 2001:


                                                        AVERAGE BASE RENT
                                  % LEASED            PER SQUARE FOOT LEASED
                           ------------------------  ------------------------
                           JUNE 30,   DECEMBER 31,   JUNE 30,   DECEMBER 31,
                             2002         2001         2002         2001
                           ---------  -------------  ---------  -------------
Florida . . . . . . . . .        94%            92%  $    9.19  $        9.10
Georgia . . . . . . . . .        94%            95%       8.19           8.19
Louisiana . . . . . . . .        82%            87%       7.44           7.22
North Carolina. . . . . .        94%            94%       6.92           6.64
Tennessee . . . . . . . .        96%            97%       6.49           6.60
Virginia. . . . . . . . .        93%            92%       7.01           6.93
South Carolina. . . . . .        94%            95%       6.07           6.06
Alabama . . . . . . . . .        99%            98%       7.95           7.90
Mississippi . . . . . . .       100%           100%       5.63           5.62
Kentucky. . . . . . . . .        51%            94%       7.89           7.81
                           ---------  -------------  ---------  -------------

  Total of all properties        92%            93%  $    8.03  $        7.94
                           =========  =============  =========  =============

The overall percent leased slightly decreased from 93% at December 31, 2001 to 92% at June 30, 2002. The decrease was due to one of the Company's major tenants, Kmart, rejecting one lease in Louisiana of 72,897 square feet at the end of June.

     Base rent per square foot leased increased from $7.94 per square foot as of December 31, 2001 to $8.03 per square foot as of June 30, 2002 due to increased renewal rental rates and higher rates on the new properties. The Company renewed leases during 2002 at an average increase of 5.2% in rental revenues. The Company also completed two developments and purchased three properties during 2001 and 2002, which have higher base rents per square foot.

     The necessity-oriented retailers, such as those occupying the Company's properties, typically perform well in an economic recession; however, adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could adversely affect the Company's ability to attract or retain tenants.

     In October 1999, a grocery anchor, Jitney Jungle, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of filing, the Company had leases with Jitney Jungle at 10 store locations. Jitney Jungle disavowed two of these leases at the time of the bankruptcy filing. During 2000, Jitney Jungle rejected three additional leases, and in January 2001 the remaining five leases were rejected by the bankruptcy court. As of June 30, 2002, of the 10 original Jitney Jungle locations, three are fully leased to grocery operators, three are fully leased to other national tenants and one is partially leased to a national tenant. The Company is negotiating with retailers for two of the remaining three locations.

    On January 22, 2002, one of the Company's anchor tenants, Kmart Corporation, filed for bankruptcy protection. The Company has eight stores leased to Kmart, which accounted for 4.0% of the Company's total revenues for the six months ended June 30, 2002. On March 8, 2002, Kmart Corporation announced nationwide store closings that included two stores in IRT's portfolio. Rental income from these two stores in 2001 was approximately $730, including base rents and all related charges of property taxes and common area maintenance. Subsequently in June 2002, the two stores, located at Siegen Village and Pinhook Plaza in Louisiana, closed when store-closing inventory sales were completed. The Siegen Village lease was purchased by a third party, which continues to pay rent for this space. The lease at Pinhook Plaza was rejected by Kmart and the Company obtained possession of this space. The Company is aggressively marketing this location to prospective tenants and presently believes revenue lost will not have a material adverse affect on the Company.

     Other tenants have also filed for protection under bankruptcy laws, however; the Company presently believes the potential financial losses likely will not be significant with regard to the Company's overall portfolio of tenants.

     As of June 30, 2002, our leases with anchor tenants had a weighted average life of 7.25 years. Anchor tenants are defined as supermarkets, drug stores, national value retailers, department stores and other tenants leasing in excess of 10,000 square feet which, in management's opinion, have the traffic-generating qualities necessary to be considered an anchor. Our leases with shop tenants, which include all other tenants except anchors, had a weighted average life of 2.65 years as of June 30, 2002. The following table represents anchor and shop tenant lease expirations as of June 30, 2002:



                       APPROXIMATE    ANNUALIZED
            NUMBER OF    LEASED        BASE RENT         AVERAGE
LEASE YEAR   LEASES      AREA IN    UNDER EXPIRING      BASE RENT
EXPIRATION  EXPIRING   SQUARE FEET      LEASES       PER SQUARE FOOT
----------  ---------  -----------  ---------------  ----------------
2002 . . .        153      349,676  $     3,883,139  $          11.10
2003 . . .        320      871,238        8,857,400             10.17
2004 . . .        286      798,576        8,359,530             10.47
2005 . . .        268      914,807        8,620,194              9.42
2006 . . .        188      898,944        8,294,053              9.23
2007 . . .        125      833,102        6,548,317              7.86
2008 . . .         22      403,373        2,422,503              6.01
2009 . . .         25      784,006        4,188,812              5.34
2010 . . .         20      313,860        2,083,252              6.64
2011 . . .         17      496,761        3,209,201              6.46
2012 . . .         15      436,195        3,029,319              6.94
Thereafter         55    1,771,516       12,566,249              7.09
            ---------  -----------  ---------------  ----------------

  Total. .      1,494    8,872,054  $    72,061,969  $           8.12
            =========  ===========  ===============  ================

RESULTS  OF  OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Revenues
     Total revenues increased $1,117, or 5.1%, to $23,077 in 2002 primarily due to an increase in income from rental properties of $1,242 and gains on sales of outparcels of $53, which was partially offset by decreases in interest income of $133 and interest on direct financing leases of $45.

     Income from rental properties increased $1,242, or 5.8%, to $22,508 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $919, or 5.3%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $8.03 in 2002 and the core portfolio of properties contributing $719, or an increase of 3.4%, over 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $510 due to one property acquired in 2002 and one property acquired in 2001 which was partially offset by a $13 decrease in income attributable to the sale of four properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, increased $127, or 56.7%, to $351 for 2002 due to timing of receipt of payments differing from 2001. Other rental income such as tenant reimbursements for common area maintenance ("CAM"), property taxes and insurance, tenant allowances (bad debt reserves) and lease cancellation fees, increased $196, or 5.1%, to $4,042. This increase was partially due to an increase in tenant reimbursements for CAM of $292, or 7.8%. The reimbursements received as a percentage of expenses were 73.6% in 2002 and 74.2% in 2001. The decrease in the reimbursement percentage is due to the significant increase in insurance costs, not all of which can be reimbursed by the tenants. Tenant allowances decreased $4, or 3.4%, from 2001 and represented only 0.5% of rental income in 2002. Lease cancellation fees decreased $71, or 63.8%, due to the one-time lease termination fee of an anchor in 2001.

     Interest income decreased $133, or 89.9%, to $15 in 2002 from $148 in 2001. The decrease was due to interest charged on a development loan that was repaid in 2001.

     Interest on direct financing leases decreased $45, or 47.9%, due to the sale of one direct financing lease investment in May 2001.

     Gain on sale of outparcels increased $53, or 11.7% to $505 in 2002. In 2002 the Company sold two outparcels compared to one outparcel in 2001.

Expenses
     Total expenses increased $346, or 2.1%, to $16,614 in 2002 due to increases in operating expenses of rental properties of $475, depreciation of $136, administrative expenses of $111, partially offset by a decrease in interest expense of $368 and amortization costs of $8.

     Operating expenses of rental properties increased $475, or 8.9%, to $5,837 in 2002. This increase was partially due to an increase of real estate taxes of $154, or 8.0%, over 2001 as a result of increased property values. Insurance costs increased by $290, or 97.5%, over 2001 due to a significant increase in premiums as a result of the insurance market environment. The Company amortizes lease fees that are capitalized and the amortization expense increased $24, or 7.8%, in 2002 due to increased leasing activity in 2001 in connection with the releasing of the former Jitney Jungle stores. During 2002, the Company executed over 209,000 square feet of new or renewed leases. Tenant reimbursable operating expenses decreased $11, or 0.6%, primarily due to lower operating and maintenance costs. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $339, or 6.4%, over

2001 and the one property acquired in 2002 with the one property acquired during 2001 increasing expenses $128. These increases were partially offset by a decrease in expenses of $9 from the sales of four properties during 2001.

     Interest expense decreased $368, or 6.3%, in 2002 primarily due to a decrease of $427 on bank interest as a result of a lower effective interest rate of 3.89% in 2002 as compared to 6.88% in 2001 and a lower average borrowing during 2002 of $38,396 compared to $42,705 during 2001. This decrease was partially offset by the higher interest rate on the new senior unsecured notes issued in January 2002 of 7.84% or $65.

     The net increase of $136, or 3.6%, in depreciation expense in 2002 was due to the acquisition of a shopping center in the first quarter of 2002 and two shopping centers during 2001, net of the effect of the disposition of three properties in 2001.

     Amortization of debt costs decreased $8, or 4.9%, due to the $25,000 of 7.84% senior notes issued in January 2002, partially offset by the write-off of costs relating to the redemption of the 7.3% convertible bonds in January 2002.

     General and administrative expenses increased $111, or 10%, to $1,224 in 2002 primarily due to a $82 decrease in capitalized development costs as compared to 2001 since one development was completed in 2002. Total general and administrative expenses as a percentage of total revenues were 5.3% and 5.1% for 2002 and 2001, respectively.

Other
     Income taxes were $53 in 2001 compared to no income tax expense in 2002 due to a subsidiary having taxable income in the second quarter of 2001 and no additional tax liability for 2002 due to prior year credits for taxable income.

     Minority interest expense decreased $102, or 41.8%, to $142 in 2002. Minority interest represents the interest of an unaffiliated limited partner in the earnings of a partnership with the Company. The partnership sold two properties in 2001 thus increasing the net income of the partnership in 2001. No such sales occurred in 2002. This decrease in partnership net income from 2001 is partially offset due to the Company acquiring one property in 2002 and two properties in 2001 for inclusion in the partnership, which increased the Company's percentage ownership of the partnership from 93.0% in 2001 to 94.4% in 2002.

     The Company sold four properties in 2001 compared to none in 2002, leading to a decrease in gain on sales of properties of $2,498 from 2001.

Net  Earnings
     Net earnings decreased $1,572, or 19.9%, to $6,321 in 2002 from $7,893 in 2001. The decrease was attributable to no gains on sales of properties in 2002 and higher operating expenses of the properties along with higher general and administrative expenses. These increases in expenses were partially offset by an increase in revenues primarily from the increase in base rents per square foot and rental revenues.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Revenues
     Total revenues increased $1,723, or 3.9%, to $45,552 in 2002 primarily due to an increase in income from rental properties of $2,322, which was partially offset by decreases in interest income of $246, interest on direct financing leases of $113 and gains on sale of outparcels of $240.

     Income from rental properties increased $2,322, or 5.5%, to $44,842 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $1,800, or 5.3%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $8.03 in 2002 and the core portfolio of properties contributing $980, or an increase of 2.3%, over 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $1,449 due to one property acquired in 2002 and two properties acquired in 2001 which was partially offset by a $106 decrease in income attributable to the sale of four properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, decreased $32, or 3.9%, to $785 for 2002 due to several anchor tenants closing in 2001. Other rental income such as tenant reimbursements, tenant allowances (bad debt reserves) and lease cancellation fees, increased $554, or 7.4%, to $8,087. This increase was partially due to an increase in tenant reimbursements for common area maintenance ("CAM") of $568, or 7.7%. The reimbursements received as a percentage of expenses were 75.5% in 2002 and 73.9% in 2001. This increase is due to the new properties acquired in 2002 and 2001. Tenant allowances decreased $63, or 22.1%, from 2001 and represented only 0.5% of rental income in 2002. Lease cancellation fees decreased $156, or 77.5%, due to the one-time lease termination fee of an anchor in 2001.

     Interest income decreased $246, or 87.9%, to $34 in 2002 from $280 in 2001. The decrease was due to interest charged on a development loan that was repaid in 2001.

     Interest on direct financing leases decreased $113, or 39.8%, due to the sale of one direct financing lease investment in May 2001.

     Gain on sale of outparcels decreased $240, or 32.2% to $505 in 2002. In 2002 and 2001 the Company sold two outparcels.

Expenses
     Total expenses increased $751, or 2.3%, to $32,835 in 2002 due to increases in operating expenses of rental properties of $633, depreciation of $320 and administrative expenses of $169, partially offset by a decrease in interest expense of $363 and amortization of debt costs of $8.

     Operating expenses of rental properties increased $633, or 5.9%, to $11,321 in 2002. This increase was partially due to an increase of real estate taxes of $314, or 8.2%, over 2001 as a result of increased property values. Insurance costs increased by $578, or 97.1%, over 2001 due to a significant increase in premiums as a result of the insurance market environment. The Company amortizes lease fees that are capitalized and the amortization expense increased $58, or 9.8%, in 2002 due to increased leasing activity in 2001 in connection with the releasing of the former Jitney Jungle stores. During 2002, the Company executed over 460,000 square feet of new or renewed leases. Tenant reimbursable operating expenses decreased $236, or 6.6%, primarily due to lower operating and maintenance costs. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $259, or 2.4%, over 2001 and the one property acquired in 2002 with the two properties acquired during 2001 increasing expenses $392. These increases were partially offset by a decrease in expenses of $16 from the sales of four properties during 2001.

     Interest expense decreased $363, or 3.2%, in 2002 primarily due to a decrease of $831 on bank interest as a result of a lower effective interest rate of 3.89% in 2002 as compared to 7.3% in 2001 and a lower average borrowing during 2002 of $22,510 compared to $24,251 during 2001. This decrease was partially offset by the higher interest rate on the new senior unsecured notes issued in January 2002 of 7.84% or $114 and the higher interest rate on the three mortgage notes obtained in the second quarter of 2001 of 7.17% or $317.

     The net increase of $320, or 4.3%, in depreciation expense in 2002 was due to the acquisition of a shopping center in the first quarter of 2002 and two shopping centers during 2001, net of the effect of the disposition of three properties in 2001.

     Amortization of debt costs decreased $8, or 2.6%, due to the $25,000 of 7.84% senior notes issued in January 2002, partially offset by the write-off of costs relating to the redemption of the 7.3% convertible bonds in January 2002.

     General and administrative expenses increased $169, or 8.1%, to $2,252 in 2002 primarily due to a $165 decrease in capitalized lease fees. Capitalized lease fees decreased from 2001 due to several anchor tenant locations being released in 2001 as a result of the Jitney Jungle bankruptcy. Total general and administrative expenses as a percentage of total revenues were 4.9% and 4.8% for 2002 and 2001, respectively.

Other
     Income taxes decreased $44, or 83.0%, in 2002 due to a subsidiary not having as much taxable income in 2002 as 2001.

     Minority interest expense decreased $21, or 6.9%, to $284 in 2002. Minority interest represents the interest of an unaffiliated limited partner in the earnings of a partnership with the Company. The partnership sold two properties in 2001 thus increasing the net income of the partnership in 2001. No such sales occurred in 2002. This decrease in partnership net income from 2001 is partially offset due to the Company acquiring one property in 2002 and two properties in 2001 for inclusion in the partnership, which increased the Company's percentage ownership of the partnership from 93.0% in 2001 to 94.4% in 2002.

     The Company sold four properties in 2001 compared to none in 2002, leading to a decrease in gain on sales of properties of $2,498 from 2001.

     Due to the early extinguishment of the 7.3% convertible debentures in January 2002, the Company recognized an extraordinary loss of $156 on the unamortized debt issue costs. No such transaction occurred in 2001.

Net  Earnings
     Net earnings decreased $1,613, or 11.6%, to $12,268 in 2002 from $13,881 in 2001. The decrease was attributable to a one time extraordinary loss on the extinguishment of debt, no gains on sales of properties and higher operating expenses of the properties along with higher general and administrative expenses. These increases in expenses were partially offset by an increase in revenues primarily from the increase in base rents per square foot and rental revenues.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company presently expects cash from operating activities to be its primary source of funds to pay dividends, mortgage note payments and certain capital improvements on properties. Net cash from operating activities was $18,389 in 2002 as compared to $19,456 in 2001, a decrease of 5.5%. The decrease in cash flow is due to a decrease in accrued expenses during 2002, and an increase in prepaid expenses during 2002. Dividends paid during 2002 and 2001 were $15,165 and $14,261, respectively. Mortgage principal payments for 2002 and 2001 were $1,385 and $1,225, respectively. Total capital expenditures on operating properties for 2002 and 2001 were $1,064 and $3,426, respectively.

     Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments, are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties, the issuance of OP Units and public or private offerings of stock or debt. Net cash used in investing activities was $7,856 in 2002, as compared to $1,322 in 2001, an increase of $6,534. This increase in cash used in investing activities was due to an acquisition in 2002 and an increase in capital expenditures relating to the development program of $1,989 in 2001 to $5,672 in 2002 as the Company completed one development and was concluding another development.

   Net cash used in financing activities decreased to $9,090 in 2002 from $13,963 in 2001, a decrease of $4,873. This decrease was due to the Company issuing $38,508 of common stock and $25,000 of senior notes in 2002 compared to the Company issuing $50,000 of senior notes in 2001 offset by the redemption of the convertible debentures in 2002 of $23,110 and a repayment of a mortgage in 2002 of $5,198.

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

     The Company also issued 3,450,000 shares at an offering price of $11.79 per share for total proceeds, before expenses, of $40,676 under the shelf registration statement in May 2002. As a result of the MTN Program and common stock sales, $184,324 of securities remain available for issuance under the shelf registration statement.

     On January 24, 2002, the Company redeemed all of the outstanding 7.3% convertible subordinated debentures at par for $23,220. Prior to redemption, 165 bonds were converted into 14,659 shares of common stock.

     The Company uses secured borrowings to meet capital requirements. As of June 30, 2002 the Company had $132,890 in mortgage notes payable at a weighted average interest rate of 7.60%, which are due in monthly installments with maturity dates ranging from 2002 to 2024.

     In February 2002, the Company assumed a non-recourse, mortgage loan totaling $4,800, in connection with the acquisition of Parkwest Crossing. The secured loan has a fixed interest rate of 8.1%. The loan is due and payable in eight years and the principal amortization is based on a thirty year amortization schedule.

     On March 1, 2002, the Company prepaid a 9.63% mortgage loan of approximately $5,198. The loan was due on June 1, 2002.

     In February 2001, the Company entered into three mortgage loans totaling $20,740, secured by first mortgages on three properties. These notes are due and payable in ten years and the principal amortization is based on a thirty year amortization schedule. The notes bear interest at a weighted average interest rate of 7.17% and range from 7.02% to 7.25%.

     Future principal amortization and balloon payments applicable to mortgage notes payable at June 30, 2002 are as follows:




                Scheduled     Balloon
              Amortization   Payments    Total
              -------------  ---------  --------
2002 . . . .  $       1,424  $   1,978   $ 3,402
2003 . . . .          2,965          -     2,965
2004 . . . .          3,192          -     3,192
2005 . . . .          3,448     31,500    34,948
2006 . . . .          3,586     54,797    58,383
  Thereafter         53,991    150,009   204,000
              -------------  ---------  --------
              $      68,606  $ 238,284  $306,890
              =============  =========  ========

     On November 1, 1999, the Company obtained a $100,000 unsecured revolving loan facility (the "Revolving Loan"), with an original maturity of November 1, 2002. This Revolving Loan replaced the Company's previous credit facility and is led by a different financial institution and further backed by a syndicate of four other financial institutions. Not later than November 1 of each year commencing in 2000, the Company may request to extend the maturity date for an additional 12-month period beyond the existing maturity date. The interest rate is, at the option of the Company, either prime, fluctuating daily, or LIBOR plus the "Applicable Margin" (currently 105 basis points), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. In addition, the Company secured a $5,000 unsecured swing line, bearing interest at LIBOR plus the Applicable Margin, scheduled to mature on October 31, 2000. In October 2000, the maturity date of the Revolving Loan and the swing line was extended to November 1, 2003. The Company also secured an option to increase the Revolving Loan at its discretion by $50,000. On May 29, 2002, the Company amended and renewed the existing $100 million unsecured line of credit, as well as extending the Company's option to expand the line by $50 million, until May 29, 2005. The Revolving Loan was also amended to decrease the Applicable Margin to 105 basis points from 115 basis points. The terms of the Company's credit facilities and other instruments and agreements relating to our indebtedness include certain customary operational and financial covenants, which the Company was in compliance with as of June 30, 2002.

     As of June 30, 2002 and December 31, 2001, the borrowings under the Company's credit facilities totaled $24,000 and $51,654, respectively. The average interest rates for 2002 and 2001 were 3.89% and 6.48%, respectively. At June 30, 2002, the weighted average interest rate was 3.06% on outstanding borrowings under the Revolving Loan.

     LP, IRTCCII, IRTAL and IRTMC guarantee the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt.

     The Company presently believes that based on currently proposed plans and assumptions relating to its operations, the Company's existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its foreseeable cash requirements for the next year. At June 30, 2002 the Company's market capitalization was approximately $742,227, of which 41%, or $306,672, was from financing sources. It is the Company's present intention to have access to the capital resources necessary to expand and develop its business while maintaining its investment grade ratings with Moody's Investor
Services and Standard and Poors'. Accordingly, the Company may, from time to time, seek to obtain funds through additional security offerings or debt financings in a manner consistent with its current debt capitalization policy.

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

ENVIRONMENTAL  FACTORS

     Certain of the Company's properties have environmental concerns that have been or are being addressed. The North Carolina Department of Environment, Health and Natural Resources ("DEHNR") informed the Company, by letter dated November 30, 2000, that the Company's Industrial property in Charlotte, North Carolina ("Industrial Property"), continues to be included on the North Carolina Inactive Hazardous Waste Sites Priority List ("Priority List"). According to DEHNR, the Priority List is a list of sites in North Carolina where uncontrolled disposal, spills, or releases of hazardous substances have been identified. The Company also has been informed by a third-party consultant that hazardous substances may be present in groundwater under the Industrial Property in excess of regulatory limits. DEHNR indicated in its November 30 letter that it was notifying the Company of the inclusion of the Industrial Property on the Priority List, and that the letter was not an order to conduct any work, but that the Company was invited to consider a voluntary cleanup.

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

     Various of our properties include facilities leased to dry cleaners. At some of the properties, dry cleaning solvents have been discovered in soil and/or groundwater, and in several cases, preliminary investigations indicate the amounts exceed applicable groundwater and/or soil protection standards and may require further investigation or remediation. The costs associated with such investigation or corrective actions are uncertain.

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

FUNDS  FROM  OPERATIONS

     The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition, as net earnings on real estate investments less gains (losses) on sale of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible subordinated debentures and minority interest expenses are added back to funds from operations when assumed conversion of the debentures and OP Units is dilutive. The conversion of the debentures, that were redeemed on January 24, 2002, and the OP Units are dilutive and therefore assumed for the three and six months ended June 30, 2002 and 2001. Management believes funds from operations should be considered along with, but not as an alternative to, net earnings as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the three and six months ended June 30, 2002 and 2001 (in thousands except per share amounts):



                                                  Three Months Ended  Six Months Ended
                                                       June 30,          June 30,
                                                   -----------------  -----------------
                                                    2002      2001     2002      2001
                                                   -------  --------  -------  --------
NET EARNINGS. . . . . . . . . . . . . . . . . . .  $ 6,321  $ 7,893   $12,268  $13,881

     Extraordinary loss on extinguishment of debt        -        -       156        -
     Gain on sales of properties. . . . . . . . .        -   (2,498)        -   (2,498)
     Depreciation  *. . . . . . . . . . . . . . .    3,876    3,735     7,728    7,390
     Amortization of capitalized leasing fees  *.      332      308       650      595
                                                   -------  --------  -------  --------

FUNDS FROM OPERATIONS . . . . . . . . . . . . . .   10,529    9,438    20,802   19,368

     Interest on convertible debentures . . . . .        -      425       109      850
     Amortization of convertible debenture costs.        -       25         7       50
     Amounts attributable to minority interests .      204      313       406      446
                                                   -------  --------  -------  --------

FULLY DILUTED FUNDS FROM OPERATIONS . . . . . . .  $10,733  $10,201   $21,324  $20,714
                                                   =======  ========  =======  ========

FULLY DILUTED FUNDS FROM OPERATIONS PER SHARE . .  $  0.32  $  0.31   $  0.65  $  0.63
                                                   =======  ========  =======  ========


APPLICABLE WEIGHTED AVERAGE SHARES. . . . . . . .   33,701   33,278    32,838   33,199
                                                   =======  ========  =======  ========

*  Net  of  amounts  attributable  to  minority  interests

Additional Information: The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments, for the straight line rent adjustment, for leasing fees paid and for principal amortization of mortgage notes payable during the three and six months ended June 30, 2002 and 2001 (in thousands).

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                 ------------------        -------------------
                                                 2002         2001          2002        2001
                                                 -----       ------        ------       ------
Straight line rent adjustment . . . . . . . . .  $ 149       $  160        $  324       $  271
                                                 =====       ======        ======       ======

Revenue-generating capital expenditures
     Tenant Improvements - Anchors. . . . . . .  $   -       $1,500        $    -       $1,641
     Tenant Improvements - Non anchors. . . . .    285          159           490          554
                                                 -----       ------        ------       ------
Total revenue-generating capital expenditures**  $ 285       $1,659        $  490       $2,195
                                                 =====       ======        ======       ======

Non revenue-generating capital expenditures . .  $ 279       $1,126        $  398       $1,514
                                                 =====       ======        ======       ======

Lease fee payments. . . . . . . . . . . . . . .  $ 305       $  468        $  631       $  944
                                                 =====       ======        ======       ======

Scheduled principal amortization. . . . . . . .  $ 692       $  624        $1,385       $1,225
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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

          IRT Property Company held its Annual Meeting of Shareholders on Thursday, May 30, 2002. A total of 26,739,428 shares were represented in person or by proxy, or approximately 88% of the total shares outstanding.

          Shareholders elected the six Director nominees named in the Proxy Statement.




       NAME            FOR       WITHHELD
-------------------  ----------  -----------
Thomas P. D'Arcy. .  26,456,319    283,109
Patrick L. Flinn. .  26,482,473    256,955
Homer B. Gibbs, Jr.  26,474,817    264,611
Samuel W. Kendrick.  26,486,632    252,796
Thomas H. McAuley .  24,746,104  1,993,324
Bruce A. Morrice. .  26,479,370    260,058


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

          4.1 Indentures, dated as of November 9, 1995, by and between the Company and SunTrust Bank, Atlanta, Georgia, as Trustee, relating to the Company's Senior Debt Securities and Subordinated Debt Securities (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

          4.2 First Supplemental Indenture, dated as of March 26, 1996, by and between IRT Property Company and SunTrust Bank, Atlanta, Georgia, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K dated March 26, 1996).

          4.3 Supplemental Indenture No. 2, dated August 15, 1997, by and between IRT Property Company and SunTrust Bank, Atlanta, Georgia, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K dated August 15, 1997).

          4.4 Supplemental Indenture No. 3, dated September 9, 1998, by and between IRT Property Company and SunTrust Bank, Atlanta, Georgia, as Trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 1998).

          4.5 Indenture, dated as of September 9, 1998, by and between the Company and SunTrust Bank, Atlanta, Georgia, as Trustee, relating to Senior Debt Securities (incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 1998).

          4.6 Indenture, dated as of September 9, 1998, by and between the Company and SunTrust Bank, Atlanta, Georgia, as Trustee, relating to Subordinated Debt Securities (incorporated by reference to the Company's Form 8-K dated September 15, 1998).

          4.7 Supplemental Indenture No. 1, dated September 9, 1998, by and between the Company, IRT Partners, L.P. and SunTrust Bank, Atlanta, Georgia, as Trustee, to the Indenture dated September 9, 1998, relating to Senior Debt Securities (incorporated by reference to the Company's Form 8-K dated September 15, 1998).

          4.8 IRT Property Company Stock Certificate Legend Regarding the Shareholder Rights Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

          4.9 Supplemental Indenture No. 2, dated as of November 1, 1999, by and among IRT Property Company, as issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTrust Bank, Atlanta, Georgia, as trustee (Registration Statement No. 333-48571) (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated November 12, 1999).

          4.10 Supplemental Indenture No. 4, dated as of November 1, 1999, by and among IRT Property Company, an issuer, IRT Capital Corporation II, IRT Management Company, IRT Alabama, Inc., and IRT Partners L.P., as guarantors, and SunTrust Bank, Atlanta, Georgia, as trustee (Registration Statement No. 333-48571) (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K dated November 12, 1999).

          10.1 Second  Amended and Restated Credit Agreement as of May 29, 2002.

          10.2 Restricted Stock Award Agreement between Thomas H. McAuley and IRT Property Company dated May 30, 2002.

          10.3 Restricted  Stock  Award  Agreement between James G. Levy and IRT
               Property  Company  dated  May  30,  2002.

          10.4 Restricted Stock Award Agreement between E. Thornton Anderson and IRT Property Company dated May 30, 2002.

          10.5 Restricted Stock Award Agreement between Daniel F. Lovett and IRT Property Company dated May 30, 2002.

          10.6 Employment  Agreement  between  Thomas H.
               McAuley  and  IRT  Property  Company  dated  May  30,  2002.

          10.7 Employment Agreement between James G. Levy and IRT Property Company dated May 30, 2002.

          99.1 Certification  of  Chief  Executive  Officer.

          99.2 Certification  of  Chief  Financial  Officer.

          (b)  Reports  on  Form  8-K.

          During the three month period ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:

          -     Current  Report  on  Form  8-K  filed  on  April  30,  2002;

          -     Current  Report  on  Form  8-K  filed  on  May  3,  2002;

          -     Current  Report  on  Form  8-K  filed  on  May  15,  2002;  and

          -     Current  Report  on  Form  8-K  filed  on  May  23,  2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.



                                       IRT  PROPERTY  COMPANY



Date:     August 14,  2002             /s/  Thomas  H.  McAuley
-----     ----------------               ----------------------
                                       Thomas  H.  McAuley
                                       President  &  Chief  Executive  Officer


Date:     August 14,  2002             /s/  James  G.  Levy
-----     ----------------               ----------------------
                                       James  G.  Levy
                                       Executive  Vice  President  &
                                       Chief  Financial  Officer