Form 10-Q
period 2002-09-30
IRT PROPERTY CO
filed 2002-11-12
CIK 311099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended      September 30, 2002
                                                ----------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding  at  November 8,  2002
------------------------------             ------------------------------------
Common  Stock,  $1  Par  Value                      34,199,736 Shares

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

ITEM  1.  FINANCIAL  STATEMENTS


                           IRT PROPERTY COMPANY AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  September 30,  December 31,
                                                                       2002        2001
                                                                    ----------   ----------
ASSETS
Real estate investments:
     Rental properties                                              $ 679,383    $ 659,820
     Properties under development                                      15,901       22,599
                                                                    ----------   ----------
                                                                      695,284      682,419
     Accumulated depreciation                                        (119,673)    (109,344)
                                                                    ----------   ----------
          Net rental properties                                       575,611      573,075

     Net investment in direct financing leases                          2,070        2,174
     Mortgage loans, net                                                   60        1,160
                                                                    ----------   ----------
          Net real estate investments                                 577,741      576,409

Cash and cash equivalents                                                   -        2,457
Prepaid expenses and other assets                                      14,695       11,634
                                                                    ----------   ----------

          Total assets                                              $ 592,436    $ 590,500
                                                                    ==========   ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable, net                                    $ 130,196    $ 134,672
     7.3% convertible subordinated debentures, net                          -       23,275
     Senior notes, net                                                149,792      124,760
     Indebtedness to banks                                             17,000       51,654
     Accrued interest                                                   3,798        4,598
     Accrued expenses and other liabilities                            13,990       10,652
                                                                    ----------   ----------

          Total liabilities                                           314,776      349,611

Commitments and contingencies (Note 8)

Minority interest payable                                               7,719        7,755

Shareholders' equity:
     Preferred stock, $1 par value, authorized 10,000,000 shares;
          none issued                                                       -           -
     Common stock, $1 par value, 150,000,000 shares authorized;
          34,197,736 and 33,234,206 shares issued in
          2002 and 2001, respectively                                  34,198       33,234
     Additional paid-in capital                                       289,695      272,172
     Deferred compensation/stock loans                                 (3,495)      (1,732)
     Treasury stock, at cost, 0 and 2,738,204 shares
          in 2002 and 2001, respectively                                    -      (22,783)
     Cumulative distributions in excess of net earnings               (50,457)     (47,757)
                                                                    ----------   ----------

          Total shareholders' equity                                  269,941      233,134
                                                                    ----------   ----------

          Total liabilities and shareholders' equity                $ 592,436    $ 590,500
                                                                    ==========   ==========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                                 IRT PROPERTY COMPANY AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                              (UNAUDITED)
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Three Months Ended  Nine Months Ended
                                                                   September 30,      September 30,
                                                                ------------------  ------------------
                                                                  2002      2001      2002      2001
                                                                --------  --------  --------  --------
REVENUES:
     Income from rental properties                              $22,542   $21,255   $66,989   $63,405
     Interest income                                                 13        92        47       372
     Interest on direct financing leases                             47        51       218       335
     Gain on sale of outparcels                                      (7)      258       498     1,003
                                                                --------  --------  --------  --------

          Total revenues                                         22,595    21,656    67,752    65,115
                                                                --------  --------  --------  --------

EXPENSES:
     Operating expenses of rental properties                      5,969     5,203    17,204    15,809
     Interest expense                                             5,369     5,719    16,472    17,185
     Depreciation                                                 3,889     3,790    11,656    11,239
     Amortization of debt costs                                     186       165       490       477
     General and administrative                                     974     1,076     3,226     3,159
                                                                --------  --------  --------  --------

          Total expenses                                         16,387    15,953    49,048    47,869

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES                           -         -         -        (4)
                                                                --------  --------  --------  --------

Income from continuing operations before income taxes,
minority interest, gain on sale of property
and discontinued operations                                       6,208     5,703    18,704    17,242

INCOME TAX PROVISION                                                  -         -        (9)      (53)

MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP          (126)     (109)     (396)     (405)

GAIN ON SALES OF PROPERTIES                                           -         -         -     2,498
                                                                --------  --------  --------  --------

Income from continuing operations                                 6,082     5,594    18,299    19,282
                                                                --------  --------  --------  --------

DISCONTINUED OPERATIONS
Income from discontinued operations, net of minority interest        88       122       295       315
Gain on sales of properties, net of minority interest             2,062         -     2,062         -
                                                                --------  --------  --------  --------

Income from discontinued operations                               2,150       122     2,357       315
                                                                --------  --------  --------  --------

Income before extraordinary item                                  8,232     5,716    20,656    19,597

EXTRAORDINARY ITEM
     Loss on extinguishment of debt                                   -         -      (156)        -
                                                                --------  --------  --------  --------

NET INCOME                                                      $ 8,232   $ 5,716   $20,500   $19,597
                                                                ========  ========  ========  ========

PER SHARE: (Note 11)
     Income from continuing operations - basic                  $  0.18   $  0.19   $  0.57   $  0.64
     Income from discontinued operations - basic                   0.06         -      0.07      0.01
                                                                --------  --------  --------  --------
     Income before extraordinary item                              0.24      0.19      0.64      0.65
     Extraordinary item - basic                                       -         -     (0.01)        -
                                                                --------  --------  --------  --------
     Net earnings - basic                                       $  0.24   $  0.19   $  0.63   $  0.65
                                                                ========  ========  ========  ========

     Income from continuing operations - diluted                $  0.18   $  0.19   $  0.57   $  0.63
     Income from discontinued operations - diluted                 0.06         -      0.07      0.01
                                                                --------  --------  --------  --------
     Income before extraordinary item                              0.24      0.19      0.64      0.64
     Extraordinary item - diluted                                     -         -     (0.01)        -
                                                                --------  --------  --------  --------
     Net earnings - diluted                                     $  0.24   $  0.19   $  0.63   $  0.64
                                                                ========  ========  ========  ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                                       33,973    30,388    32,360    30,294
                                                                ========  ========  ========  ========
     Diluted                                                     34,176    31,339    32,551    31,191
                                                                ========  ========  ========  ========

  The accompanying notes are an integral part of these consolidated statements.


                              IRT PROPERTY COMPANY AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                           (UNAUDITED)
                                         (IN THOUSANDS)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                            --------------------
                                                                              2002       2001
                                                                            ---------  ---------
Cash flows from operating activities:
  Net earnings                                                              $ 20,500   $ 19,597
  Adjustments to reconcile earnings to net cash from operating activities:
     Depreciation                                                             11,768     11,348
     Gain on sale of operating properties                                     (2,185)    (2,498)
     Gain on sale of outparcels                                                 (498)    (1,003)
     Extraordinary loss on extinguishment of debt                                156          -
     Minority interest of unitholders in partnership                             (37)      (153)
     Straight line rent adjustment                                              (496)      (370)
     Amortization of deferred compensation                                       152         88
     Amortization of debt costs and discounts                                    510        501
     Amortization of capitalized leasing income                                  104        119
     Changes in assets and liabilities:
       Decrease in accrued interest on debentures and senior notes              (660)      (762)
       Increase in interest receivable, prepaid expenses
        and other assets                                                      (2,431)      (882)
       Increase in accrued expenses and other liabilities                      3,205      2,472
                                                                            ---------  ---------

Net cash flows from operating activities                                      30,088     28,457
                                                                            ---------  ---------

Cash flows used in investing activities:
  Additions to operating properties, net                                      (5,720)   (12,143)
  Additions to development properties, net                                    (7,851)    (6,451)
  Proceeds from sale of operating properties, net                              6,513     11,260
  Proceeds from sale of outparcels, net                                        1,084      1,330
  Purchase of unconsolidated affiliate, net of assets acquired                     -        177
  Distribution from dissolution of unconsolidated affiliate                        -         21
  Funding of mortgage loans                                                        -       (445)
  Collections of mortgage loans, net                                             253         23
                                                                            ---------  ---------

Net cash flows used in investing activities                                   (5,721)    (6,228)
                                                                            ---------  ---------

Cash flows used in financing activities:
  Cash dividends, net                                                        (23,200)   (21,422)
  Issuance of common stock, net                                               38,508          -
  Purchase of treasury stock                                                       -       (405)
  Exercise of stock options                                                      657      1,561
  Issuance of shares under stock purchase plan                                    30          -
  Proceeds from mortgage notes payable                                             -     20,740
  Principal amortization of mortgage notes payable                            (2,091)    (1,890)
  Repayment of mortgage notes payable                                         (7,186)         -
  Proceeds from 7.84% senior notes issuance                                   25,000          -
  Proceeds from 7.77% senior notes issuance                                        -     50,000
  Repayment of 7.3% convertible subordinated debentures                      (23,110)         -
  Repayment of 7.45% senior notes                                                  -    (50,000)
  Decrease in bank indebtedness                                              (34,654)   (19,000)
  Payment of deferred financing costs                                           (778)    (1,082)
                                                                            ---------  ---------

Net cash flows used in financing activities                                  (26,824)   (21,498)
                                                                            ---------  ---------

Net (decrease) increase in cash and cash equivalents                          (2,457)       731
Cash and cash equivalents at beginning of period                               2,457        831
                                                                            ---------  ---------

Cash and cash equivalents at end of period                                  $      -   $  1,562
                                                                            =========  =========

Supplemental disclosures of cash flow information:
  Total cash paid during period for interest                                $ 17,816   $ 18,887
                                                                            =========  =========

  The accompanying notes are an integral part of these consolidated statements.

                      IRT PROPERTY COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  UNAUDITED  FINANCIAL  STATEMENTS

     These condensed consolidated financial statements for interim periods are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying condensed consolidated financial statements include the accounts of IRT Property Company and its wholly-owned subsidiaries, IRT Management Company ("IRTMC"), VW Mall, Inc., IRT Alabama, Inc. ("IRTAL") and IRT Capital Corporation II ("IRTCCII"), and its majority-owned subsidiary, IRT Partners L.P. ("LP") (collectively, the "Company"). Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to a fair presentation of the financial statements as of September 30, 2002 and 2001 have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

2.  RENTAL  PROPERTIES

     The  rental  properties acquired and disposed in 2002 are summarized below.


                                     SHOPPING CENTER ACQUISITIONS

  Date                                    Square  Year Built/   % Leased     Total Initial
Acquired  Property Name      City, State  Footage  Renovated  at Acquisition     Cost       Cash Paid
--------  -----------------  -----------  -------  ---------  ---------------  ---------   ----------
2/19/02  Parkwest Crossing  Durham, NC    85,602    1991          100%         $  6,620     $  1,946





                                     SHOPPING CENTER DISPOSITIONS

 Date                                      Square  Sales     Net        Gain
 Sold    Property Name        City, State  Footage  Price   Proceeds   (Loss)
-------  -------------------  -----------  -------  ------  ---------  -------
9/25/02  Forest Hills Centre  Wilson, NC    74,180  $ 6,850  $ 6,513    $ 2,062  (1)

     (1)  Net  of  $123  of  minority  interest


     In connection with the acquisition of Parkwest Crossing, the Company assumed a $4,800, 8.1% mortgage. See Note 5.

     On September 26, 2002, the Company entered into a sale agreement for Lawrence Commons in Lawrenceburg, TN, to close in the fourth quarter of 2002. This property is not classified as held for sale within the Condensed Consolidated Balance Sheets due to the buyer's unconditional right to terminate the agreement for sixty days after the date of the agreement.

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

     Additionally, the Company could enter into a separate agreement to purchase the completed shopping center. Generally, the purchase price to the Company is based on the shopping center's net operating income and an implied rate of return at the time when the developer meets the specified requirements. As of September 30, 2002, the Company has no such purchase commitments.

     The Company is involved in one development loan, Freehome Village, a 89,270 square foot shopping center. As of September 30, 2002, the Company has loaned $925 for development and the shopping center should be completed in 2003. Beginning in the second quarter, the Company changed its treatment to account for the development loan as a property under development in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2002. As of December 31, 2001, this development loan had been considered as a mortgage loan.
Management  believes  the  effect  on  prior  periods  is  not  significant.

4.  INVESTMENT  IN  AND  ADVANCES  TO  AFFILIATES

     As of September 30, 2002, LP, IRTCCII, IRTAL and IRTMC guaranteed the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt. The guarantees are joint and several and full and unconditional. The following tables show IRTCCII, IRTAL and IRTMC as "Combined Subsidiaries."


                                                                         GUARANTORS
                                                                 ----------------------------                 CONSOLIDATED
                                                  IRT PROPERTY     COMBINED         IRT        ELIMINATING    IRT PROPERTY
                                                     COMPANY     SUBSIDIARIES   PARTNERS, LP      ENTRIES        COMPANY
                                                  -------------  -------------  -------------  -------------  -------------
AS OF SEPTEMBER 30, 2002
ASSETS
   Net rental properties                          $     398,705  $      29,172  $     147,734  $          -   $     575,611
   Investment in affiliates                             124,109              -              -      (124,109)              -
   Other assets                                          35,951         43,137         26,339       (88,602)         16,825
                                                  -------------  -------------  -------------  -------------  -------------

      Total assets                                      558,765         72,309        174,073      (212,711)        592,436
                                                  =============  =============  =============  =============  =============

LIABILITIES
   Mortgage notes payable                                84,485          4,030         41,681             -         130,196
   Senior Notes, net                                    149,792              -              -             -         149,792
   Indebtedness to banks                                 17,000              -              -             -          17,000
   Other liabilities                                     78,711         24,017          3,668       (80,889)         25,507
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities                                 329,988         28,047         45,349       (80,889)        322,495
                                                  -------------  -------------  -------------  -------------  -------------

SHAREHOLDERS' EQUITY
      Total shareholders' equity                        228,777         44,262        128,724      (131,822)        269,941
                                                  -------------  -------------  -------------  -------------  -------------

      Total liabilities and shareholders' equity  $     558,765  $      72,309  $     174,073  $   (212,711)  $     592,436
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
                                                  =============  =============  =============  =============  =============


                                                                                GUARANTORS
                                                                       ----------------------------                  CONSOLIDATED
                                                        IRT PROPERTY     COMBINED          IRT        ELIMINATING    IRT PROPERTY
                                                          COMPANY      SUBSIDIARIES   PARTNERS, LP      ENTRIES        COMPANY
                                                       --------------  -------------  -------------  -------------  --------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
REVENUES
   Income from rental properties                       $      15,922   $         639  $       5,981  $          -   $      22,542
   Interest Income                                               121               -             76          (184)             13
   Interest on direct financing leases                            47               -              -             -              47
   Other income                                                   41           4,265              -        (4,313)             (7)
                                                       --------------  -------------  -------------  -------------  --------------

      Total revenues                                          16,131           4,904          6,057        (4,497)         22,595
                                                       --------------  -------------  -------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties                     4,113             166          1,690             -           5,969
   Interest expense                                            4,556             186            816          (189)          5,369
   Depreciation                                                2,829              55          1,005             -           3,889
   Amortization of debt costs                                    180               1              5             -             186
   General and administrative                                    603             110            261             -             974
                                                       --------------  -------------  -------------  -------------  --------------

      Total expenses                                          12,281             518          3,777          (189)         16,387
                                                       --------------  -------------  -------------  -------------  --------------

Equity in earnings (losses) of affiliates                          -               -              -             -               -
                                                       --------------  -------------  -------------  -------------  --------------

      Earnings from continuing operations before
      income taxes, minority interest, gain on
      sales of properties and discontinued operations          3,850           4,386          2,280        (4,308)          6,208

Income tax provision                                               -               -              -             -               -

Minority interest in operating  partnership                      126               -              -          (252)           (126)

Gain on sales of properties                                        -               -              -             -               -
                                                       --------------  -------------  -------------  -------------  --------------

      Income from continuing operations before
      discontinued operations and extraordinary item           3,976           4,386          2,280        (4,560)          6,082

Income from discontinued operations                             (131)              -          2,281             -           2,150

Extraordinary item - loss on extinguishment
  of debt                                                          -               -              -             -               -
                                                       --------------  -------------  -------------  -------------  --------------

Net income                                             $       3,845   $       4,386  $       4,561  $     (4,560)  $       8,232
                                                       ==============  =============  =============  =============  ==============


                                                                                  GUARANTORS
                                                                       ----------------------------                 CONSOLIDATED
                                                        IRT PROPERTY     COMBINED         IRT        ELIMINATING    IRT PROPERTY
                                                          COMPANY      SUBSIDIARIES   PARTNERS, LP      ENTRIES        COMPANY
                                                       --------------  -------------  -------------  -------------  --------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
REVENUES
   Income from rental properties                       $      15,199   $         322  $       5,734  $          -   $      21,255
   Interest Income                                               190               -            158          (256)             92
   Interest on direct financing leases                            51               -              -             -              51
   Other income                                                  284           2,477              -        (2,503)            258
                                                       --------------  -------------  -------------  -------------  --------------

      Total revenues                                          15,724           2,799          5,892        (2,759)         21,656
                                                       --------------  -------------  -------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties                     3,636              82          1,485             -           5,203
   Interest expense                                            5,058             193            732          (264)          5,719
   Depreciation                                                2,810              63            917             -           3,790
   Amortization of debt costs                                    161               1              3             -             165
   General and administrative                                    746              62            268             -           1,076
                                                       --------------  -------------  -------------  -------------  --------------

      Total expenses                                          12,411             401          3,405          (264)         15,953
                                                       --------------  -------------  -------------  -------------  --------------

Equity in earnings (losses) of affiliates                      2,398               -              -        (2,398)              -
                                                       --------------  -------------  -------------  -------------  --------------

      Earnings from continuing operations before
      income taxes, minority interest, gain on
      sales of properties and discontinued operations          5,711           2,398          2,487        (4,893)          5,703

Income tax provision                                               -               -              -             -               -

Minority interest in operating  partnership                        8               -              -          (117)           (109)

Gain on sales of properties                                    1,390               -              -        (1,390)              -
                                                       --------------  -------------  -------------  -------------  --------------


      Income from continuing operations before
      discontinued operations                                  7,109           2,398          2,487        (6,400)          5,594

Income from discontinued operations                              (11)              -            133             -             122
                                                       --------------  -------------  -------------  -------------  --------------

Net Income                                             $       7,098   $       2,398  $       2,620  $     (6,400)  $       5,716
                                                       ==============  =============  =============  =============  ==============


                                                                                GUARANTORS
                                                                     ------------------------------                  CONSOLIDATED
                                                      IRT PROPERTY      COMBINED          IRT         ELIMINATING    IRT PROPERTY
                                                        COMPANY       SUBSIDIARIES    PARTNERS, LP      ENTRIES        COMPANY
                                                     --------------  --------------  --------------  -------------  --------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
REVENUES
   Income from rental properties                     $      46,969   $       1,568   $      18,452   $          -   $      66,989
   Interest Income                                             401               -             234           (588)             47
   Interest on direct financing leases                         218               -               -              -             218
   Other income                                                383           9,359               -         (9,244)            498
                                                     --------------  --------------  --------------  -------------  --------------

      Total revenues                                        47,971          10,927          18,686         (9,832)         67,752
                                                     --------------  --------------  --------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties                  11,649             404           5,151              -          17,204
   Interest expense                                         14,164             496           2,400           (588)         16,472
   Depreciation                                              8,462             186           3,008              -          11,656
   Amortization of debt costs                                  474               2              14              -             490
   General and administrative                                2,090             283             853              -           3,226
                                                     --------------  --------------  --------------  -------------  --------------

      Total expenses                                        36,839           1,371          11,426           (588)         49,048
                                                     --------------  --------------  --------------  -------------  --------------

Equity in earnings (losses) of affiliates                    9,547               -               -         (9,547)              -
                                                     --------------  --------------  --------------  -------------  --------------

   Earnings from continuing operations before
   income taxes, minority interest, gain on
   sales of properties and discontinued operations          20,679           9,556           7,260        (18,791)         18,704

Income tax provision                                             -              (9)              -              -              (9)

Minority interest in operating  partnership                    142               -               -           (538)           (396)

Gain on sales of properties                                      -               -               -              -               -
                                                     --------------  --------------  --------------  -------------  --------------

   Income from continuing operations before
   discontinued operations and extraordinary item           20,821           9,547           7,260        (19,329)         18,299

Income from discontinued operations                           (158)              -           2,515              -           2,357

Extraordinary item - loss on extinguishment
  of debt                                                     (156)              -               -              -            (156)
                                                     --------------  --------------  --------------  -------------  --------------

Net income                                           $      20,507   $       9,547   $       9,775   $    (19,329)  $      20,500
                                                     ==============  ==============  ==============  =============  ==============

Net cash flows provided by (used in)
operating activities                                 $      19,932   $       8,616   $      10,795   $     (9,255)  $      30,088
                                                     ==============  ==============  ==============  =============  ==============
                                                                                 .
Net cash flows (used in) provided by
investing activities                                 $      (6,474)  $      (1,004)  $       1,757   $          -   $      (5,721)
                                                     ==============  ==============  ==============  =============  ==============

Net cash flows (used in) provided by
financing activities                                 $     (16,610)  $      (7,686)  $     (12,347)  $      9,819   $     (26,824)
                                                     ==============  ==============  ==============  =============  ==============



                                                                               GUARANTORS
                                                                     ------------------------------                  CONSOLIDATED
                                                      IRT PROPERTY      COMBINED          IRT         ELIMINATING    IRT PROPERTY
                                                        COMPANY       SUBSIDIARIES    PARTNERS, LP      ENTRIES        COMPANY
                                                     --------------  --------------  --------------  -------------  --------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
REVENUES
   Income from rental properties                     $      45,498   $         945   $      16,962   $          -   $      63,405
   Interest Income                                             899               -             328           (855)            372
   Interest on direct financing leases                         335               -               -              -             335
   Other income                                                327           8,888             293         (8,505)          1,003
                                                     --------------  --------------  --------------  -------------  --------------

      Total revenues                                        47,059           9,833          17,583         (9,360)         65,115
                                                     --------------  --------------  --------------  -------------  --------------

EXPENSES
   Operating expenses of rental properties                  11,088             218           4,503              -          15,809
   Interest expense                                         15,517             479           2,044           (855)         17,185
   Depreciation                                              8,312             153           2,774              -          11,239
   Amortization of debt costs                                  469               2               6              -             477
   General and administrative                                2,223             170             762              4           3,159
                                                     --------------  --------------  --------------  -------------  --------------

      Total expenses                                        37,609           1,022          10,089           (851)         47,869
                                                     --------------  --------------  --------------  -------------  --------------

Equity in earnings (losses) of affiliates                    8,758               -               -         (8,762)             (4)
                                                     --------------  --------------  --------------  -------------  --------------

   Earnings from continuing operations before
   income taxes, minority interest, gain on
   sales of properties and discontinued operations          18,208           8,811           7,494        (17,271)         17,242

Income tax provision                                             -             (53)              -              -             (53)

Minority interest in operating  partnership                     17               -               -           (422)           (405)

Gain on sales of properties                                  1,390               -           1,108              -           2,498
                                                     --------------  --------------  --------------  -------------  --------------

      Income from continuing operations before
     discontinued operations                                19,615           8,758           8,602        (17,693)         19,282

Income from discontinued operations                            (34)              -             349              -             315
                                                     --------------  --------------  --------------  -------------  --------------

Net Income                                           $      19,581   $       8,758   $       8,951   $    (17,693)  $      19,597
                                                     ==============  ==============  ==============  =============  ==============

Net cash flows provided by (used in)
operating activities                                 $      19,796   $       7,738   $      10,666   $     (9,743)  $      28,457
                                                     ==============  ==============  ==============  =============  ==============

Net cash flows (used in) provided by
investing activities                                 $      (2,481)  $      (2,589)  $      (1,843)  $        685   $      (6,228)
                                                     ==============  ==============  ==============  =============  ==============

Net cash flows (used in) provided by
financing activities                                 $     (11,172)  $      (4,918)  $     (14,466)  $      9,058   $     (21,498)
                                                     ==============  ==============  ==============  =============  ==============

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

     On September 30, 2002, the Company prepaid a 7.65% secured loan of approximately $1,989. The loan was due on December 1, 2002.

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

10.  DEFERRED  COMPENSATION

     On May 30, 2002, 160,000 restricted shares of common stock were granted to certain Company officers as incentives for future services. The restricted shares vest proportionately over 4 years from the date of grant. The restricted shares were valued at the closing price of the Company's common stock on May 30, 2002 of $11.97. As of September 30, 2002, the Company had recognized compensation expense of approximately $64 related to this grant within the Condensed Consolidated Income Statements.

11.  EARNINGS  PER  SHARE

     Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. The effects of the conversion of the operating partnership units held by the minority interest are dilutive for the three and nine months ended September 30, 2001 and have been included in the calculation of diluted earnings per share for those periods. For the three and nine months ended September 30, 2002, the effect of the operating partnership units have been excluded from the calculation as they are anti-dilutive for the period. For the three and nine months ended September 30, 2002 and 2001 the effects of the conversion of the 7.3% debentures have been excluded from the calculation of diluted earnings per share as they are anti-dilutive for those periods. The effects of certain stock options and non-vested restricted stock, using the treasury stock method, have been included in the calculation of diluted earnings per share, as they are dilutive for all periods presented.


                                                                            Per Share
                                                            Income   Shares  Amount
                                                            -------  ------  -------
(In thousands except per share amounts)
For the three months ended September 30, 2002
----------------------------------------------------------
Basic net earnings available to shareholders                $ 8,232  33,973  $  0.24
                                                                             =======
Options outstanding                                               -     184
Restricted stock                                                  -      19
Diluted net earnings available to shareholders              $ 8,232  34,176  $  0.24
                                                            =======  ======  =======


For the three months ended September 30, 2001
----------------------------------------------------------
Basic net earnings available to shareholders                $ 5,716  30,388  $  0.19
                                                                             =======
Options outstanding                                               -     106
Restricted stock                                                  -      29
Minority interest of unitholders in operating partnership       117     816
Diluted net earnings available to shareholders              $ 5,833  31,339  $  0.19
                                                            =======  ======  =======


For the nine months ended September 30, 2002
----------------------------------------------------------
Basic net earnings available to shareholders                $20,500  32,360  $  0.63
                                                                             =======
Options outstanding                                               -     174
Restricted Stock                                                  -      17
Diluted net earnings available to shareholders              $20,500  32,551  $  0.63
                                                            =======  ======  =======


For the nine months ended September 30, 2001
----------------------------------------------------------
Basic net earnings available to shareholders                $19,597  30,294  $  0.65
                                                                             =======
Options outstanding                                               -      78
Restricted stock                                                  -       3
Minority interest of unitholders in operating partnership       422     816
Diluted net earnings available to shareholders              $20,019  31,191  $  0.64
                                                            =======  ======  =======


12.  SUBSEQUENT  EVENTS

     On October 7, 2002, an agreement was signed for the sale of the Lexington Shopping Center in Lexington, VA to close on November 29, 2002. This unsolicited offer was from the single tenant occupying the center. The Company expects to recognize a gain on the sale of approximately $1,400.

     On October 28, 2002, Equity One, Inc. (NYSE: EQY) and the Company executed a merger agreement pursuant to which Equity One will acquire the Company. In connection with the merger, each of the Company's shareholders may elect to receive for each share of the Company's common stock either $12.15 in cash or
0.9 shares of Equity One common stock, or a combination thereof. The terms of the merger agreement further provide that the holders of no more than 50% of the Company's outstanding common stock may elect to receive cash.

     Completion of the transaction, which is expected to take place in the first quarter of 2003, is subject to the approval of Equity One's and the Company's shareholders and other customary conditions. The boards of each of the Company and Equity One have unanimously approved the transaction. Additionally, holders of approximately 75% of Equity One's common stock and approximately 8% of the Company's common stock have agreed to vote their shares in favor of the transactions contemplated by the merger. On the 4th business day prior to the shareholder meetings, the Equity One holders may withdraw their voting support, and the Company's board may withdraw its merger recommendation, if Equity One's weighted average stock price for the 30 preceding trading days is less than $12.06 or less than $11.00 for the three preceding trading days. In addition, on the 4th business day prior to the shareholder meetings the Equity One holders may withdraw their voting support if the Company's weighted average stock price for the 30 preceding trading days is less than $10.935 or less than $9.935 for the three preceding trading days.

     The Company cannot make any assurances that the merger with Equity One will be consummated according to the terms set forth in the merger agreement, if at all. Either the Company or Equity One may terminate the merger agreement if the merger is not consummated by March 31, 2003. The Company will be required to pay a $15 million break-up fee to Equity One in the event that the Company enters into an agreement for a superior transaction or if, under certain circumstances, the Company's board withdraws its recommendation for the transaction.

    On October 31, 2002, Janet Herszenhorn, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, Equity One and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between Equity One and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     On October 31, 2002, John Greaves, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, also filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, Equity One and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between Equity One and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     Although the defendants believe that these suits are without merit and intend to defend themselves vigorously, there can be no assurance that the pending litigation will not interfere with the consummation of the merger. IRT and Equity One do not expect that these suits will interfere with the scheduling of their respective shareholder meetings or the consummation of the merger, if approved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     IRT Property Company ("IRT" or the "Company") was founded in 1969 and became a public company in May 1971 (NYSE: IRT). The Company is an owner, operator, redeveloper and developer of high quality, well located neighborhood and community shopping centers throughout the southeastern United States. The Company's portfolio consists of 89 shopping centers, three shopping center investments, two development properties, one industrial property and three mortgage loans. The 89 shopping centers and the three shopping center investments total approximately 9.8 million square feet of retail space and are located in eleven southeastern states. IRT shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores.

GEOGRAPHIC  MARKETS

     The Company owns and operates 89 shopping centers in ten states primarily located in Florida (27), Georgia (20), Louisiana (14) and North Carolina (13). The following table summarizes the Company's shopping centers by state for total gross leasable area ("GLA") and rental income for the nine months ended
September  30,  2002  and  for  the  year  ended  December  31,  2001:


                          % OF GLA                    % OF RENTAL INCOME
                -----------------------------  -----------------------------
                SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                     2002           2001            2002           2001
                --------------  -------------  --------------  -------------
Florida                  33.2%          32.3%           39.4%          38.4%
Georgia                  24.6%          25.1%           24.6%          25.6%
Louisiana                17.5%          17.8%           13.7%          14.4%
North Carolina           12.5%          12.5%           11.7%          11.2%
Tennessee                 3.7%           3.7%            3.3%           3.2%
Virginia                  2.8%           2.8%            2.3%           2.3%
South Carolina            2.5%           2.6%            2.0%           2.0%
Alabama                   2.1%           2.1%            2.1%           2.2%
Mississippi               0.7%           0.7%            0.5%           0.3%
Kentucky                  0.4%           0.4%            0.4%           0.4%
                --------------  -------------  --------------  -------------

                        100.0%         100.0%          100.0%         100.0%
                ==============  =============  ==============  =============

TENANTS  AND  LEASING

     The Company's 89 shopping centers are anchored by necessity-oriented retailers such as supermarkets, drug stores, national value retailers and department stores. The Company's five largest tenants, as a percentage of revenues, are Publix (9.6%), Kroger (7.1%), Wal-Mart (4.6%), Kmart (3.4%) and Winn Dixie (2.6%). As of September 30, 2002, of the Company's 9.8 million square feet of retail space, approximately 2.8 million, or 28.9%, was leased to grocery stores. Including anchor tenants, the Company has over 1,000 different tenants. The following table represents the percent leased and the average base rent per square foot leased by state as of September 30, 2002 and December 31, 2001:


                                                                AVERAGE BASE RENT
                                     % LEASED                 PER SQUARE FOOT LEASED
                           -----------------------------  -----------------------------
                           SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                                2002           2001            2002           2001
                           --------------  -------------  --------------  -------------
Florida                               95%            92%  $         9.27  $        9.10
Georgia                               94%            95%            8.19           8.19
Louisiana                             77%            87%            7.65           7.22
North Carolina                        95%            94%            6.77           6.64
Tennessee                             95%            97%            6.49           6.60
Virginia                              93%            92%            7.03           6.93
South Carolina                        96%            95%            6.08           6.06
Alabama                               99%            98%            7.99           7.90
Mississippi                          100%           100%            5.63           5.62
Kentucky                              56%            94%            8.03           7.81
                           --------------  -------------  --------------  -------------

  Total of all properties             92%            93%  $         8.12  $        7.94
                           ==============  =============  ==============  =============

     The overall percent leased decreased slightly from 93% at December 31, 2001 to 92% at September 30, 2002. The decrease was due to one of the Company's major tenants, Kmart, rejecting one lease in Louisiana of 72,897 square feet at the end of June and one lease in Louisiana of 92,079 square feet in July.

     Base rent per square foot leased increased from $7.94 per square foot as of December 31, 2001 to $8.12 per square foot as of September 30, 2002 due to increased renewal rental rates, higher rates on the new properties and disposition of properties in tertiary markets with below market rents. The Company renewed leases during 2002 at an average increase of 4.3% in rental revenues. The Company also completed three developments and purchased three properties during 2001 and 2002, which have higher base rents per square foot.

     The necessity-oriented retailers, such as those occupying the Company's properties, typically perform well in an economic recession; however, adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could adversely affect the Company's ability to attract or retain tenants.

     In October 1999, a grocery anchor, Jitney Jungle, filed for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of filing, the Company had leases with Jitney Jungle at 10 store locations. Jitney Jungle disavowed two of these leases at the time of the bankruptcy filing. During 2000, Jitney Jungle rejected three additional leases, and in January 2001 the remaining five leases were rejected by the bankruptcy court. As of September 30, 2002, of the 10 original Jitney Jungle locations, three are fully leased to grocery operators, three are fully leased to other national tenants and one is partially leased to a national tenant. The Company is negotiating with retailers for two of the remaining three locations.

     On January 22, 2002, one of the Company's anchor tenants, Kmart Corporation, filed for bankruptcy protection. The Company has eight stores leased to Kmart, which accounted for 3.4% of the Company's total revenues for the nine months ended September 30, 2002. On March 8, 2002, Kmart Corporation announced nationwide store closings that included two stores in IRT's portfolio. Rental income from these two stores in 2001 was approximately $730, including base rents and all related charges of property taxes and common area maintenance. Subsequently in June 2002, the two stores, located at Siegen Village and Pinhook Plaza in Louisiana, closed when store-closing inventory sales were completed. In July and August, the respective leases were rejected by Kmart and the Company obtained possession of this space. The Company is aggressively marketing these locations to prospective tenants and presently believes revenue lost will not have a material adverse affect on the Company.

     Other tenants have also filed for protection under bankruptcy laws, however; the Company presently believes the potential financial losses likely will not be significant with regard to the Company's overall portfolio of tenants.

     As of September 30, 2002, our leases with anchor tenants had a weighted average life of 7.67 years. Anchor tenants are defined as supermarkets, drug stores, national value retailers, department stores and other tenants leasing in excess of 10,000 square feet which, in management's opinion, have the traffic-generating qualities necessary to be considered an anchor. Our leases with shop tenants, which include all other tenants except anchors, had a weighted average life of 2.86 years as of September 30, 2002. The following table represents anchor and shop tenant lease expirations as of September 30, 2002:


                       APPROXIMATE    ANNUALIZED
            NUMBER OF    LEASED        BASE RENT         AVERAGE
LEASE YEAR   LEASES      AREA IN    UNDER EXPIRING      BASE RENT
EXPIRATION  EXPIRING   SQUARE FEET      LEASES       PER SQUARE FOOT
----------  ---------  -----------  ---------------  ----------------
2002               83      208,290  $     2,064,281  $           9.91
2003              315      830,462        8,492,950             10.23
2004              280      792,486        8,347,211             10.53
2005              307      959,172        9,530,468              9.94
2006              191      922,894        8,524,505              9.24
2007              156      909,051        7,551,164              8.31
2008               36      454,169        2,961,991              6.52
2009               23      764,866        4,052,414              5.30
2010               19      280,900        1,826,182              6.50
2011               17      496,761        3,210,617              6.46
2012               14      344,116        2,570,347              7.47
Thereafter         58    1,825,154       13,052,869              7.15
            ---------  -----------  ---------------  ----------------
  Total         1,499    8,788,321  $    72,184,999  $           8.21
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

     Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, are included in the Company's December 31, 2001 Form 10-K notes to the consolidated financial statements.

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

RESULTS  OF  OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues
     Total revenues increased $939, or 4.3%, to $22,595 in 2002 primarily due to an increase in income from rental properties of $1,287 which was partially offset by decreases in interest income of $79 and interest on direct financing leases of $4 and gain on sales of outparcels of $265.

     Income from rental properties increased $1,287, or 6.1%, to $22,542 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $820, or 4.8%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $8.12 in 2002 and the core portfolio of properties contributing $389, or an increase of 1.8%, over 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $879 due to one property acquired in 2002, one property acquired in 2001 and two completed developments which was partially offset by a $17 decrease in income attributable to the sale of four properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, increased $2, or 3.5%, to $59 for 2002. Other rental income such as tenant reimbursements for common area maintenance ("CAM"), property taxes and insurance, tenant allowances (bad debt reserves) and lease cancellation fees, increased $465, or 11.5%, to $4,502. This increase was partially due to an increase in tenant reimbursements for CAM of $859, or 23.9%. The reimbursements received as a percentage of expenses were 79.4% in 2002 and 73.7% in 2001. The increase in the reimbursement percentage is due to the releasing of several of the former Jitney Jungle locations during late 2001 and early 2002. Tenant allowances increased $62, or 753.4%, from 2001 and represented only 0.3% of rental income in 2002. Lease cancellation fees decreased $387, or 94.4%, due to the one-time lease termination fee of an anchor in 2001.

     Interest income decreased $79, or 85.9%, to $13 in 2002 from $92 in 2001. The decrease was due to interest charged on a development loan that was repaid in 2001.

     Interest on direct financing leases decreased $4, or 7.8%, due to the recurring amortization of the lease.

     Gain on sale of outparcels decreased $265, or 102.7% to $(7) in 2002. In 2001 the Company sold an outparcel compared to no outparcel sales occurring in 2002.

Expenses
     Total expenses increased $434, or 2.7%, to $16,387 in 2002 due to increases in operating expenses of rental properties of $766, depreciation of $99 and amortization costs of $21, partially offset by a decrease in administrative expenses of $102 and interest expense of $350.

     Operating expenses of rental properties increased $766, or 14.7%, to $5,969 in 2002. This increase was partially due to an increase of real estate taxes of $183, or 9.6%, over 2001 as a result of increased property values. Insurance costs increased by $313, or 109.7%, over 2001 due to a significant increase in premiums as a result of the insurance market environment. The Company amortizes lease fees that are capitalized and the amortization expense increased $26, or 8.1%, in 2002 due to increased leasing activity in 2001 in connection with the releasing of the former Jitney Jungle stores. During 2002, the Company executed over 247,000 square feet of new or renewed leases. Tenant reimbursable operating expenses increased $229, or 13.6%, primarily due to higher operating and maintenance costs. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $558, or 10.8%, over 2001 and the one property acquired in 2002 with the one property acquired during 2001 and the two development properties completed in 2002, increasing expenses $206.

     Interest expense decreased $350, or 6.1%, in 2002 primarily due to a decrease of $328 on bank interest as a result of a lower effective interest rate of 4.14% in 2002 as compared to 4.56% in 2001 and a lower average borrowing during 2002 of $20,795 compared to $34,605 during 2001. This decrease was partially offset by the higher interest rate on the new senior unsecured notes issued in January 2002 of 7.84% or $65.

     The net increase of $99, or 2.6%, in depreciation expense in 2002 was due to the acquisition of a shopping center in the first quarter of 2002 and two shopping centers during 2001, net of the effect of the disposition of three properties in 2001.

     Amortization of debt costs increased $21, or 12.7%, due to the $25,000 of 7.84% senior notes issued in January 2002, partially offset by the write-off of costs relating to the redemption of the 7.3% convertible bonds in January 2002.

     General and administrative expenses decreased $102, or 9.5%, to $974 in 2002 primarily due to a $143 decrease in capitalized development costs as compared to 2001 since two developments were completed in 2002. Total general and administrative expenses as a percentage of total revenues were 4.3% and 5.0% for 2002 and 2001, respectively.

Other
     Minority interest expense increased $17, or 15.6%, to $126 in 2002. Minority interest represents the interest of an unaffiliated limited partner in the earnings of a partnership with the Company. The partnership sold a property in 2002 thus increasing the net income of the partnership in 2002. No such sales occurred in 2001. This increase in partnership net income from 2001 is also due to the Company acquiring one property in 2002 and two properties in 2001 for inclusion in the partnership, which increased the Company's percentage ownership of the partnership from 94.1% in 2001 to 94.4% in 2002.

     Due to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts," effective January 1, 2002 the operating results of certain real estate assets sold subsequent to January 1, 2002 and the respective gain relating to the sale be reported as discontinued operations. As a result, there are no gains on sale of properties within income from continuing operations in 2002.

     The Company sold a property in 2002, compared to none in 2001, leading to an increase in income from discontinued operations of $2,150 in 2002. Of the total income from discontinued operations, $88 related to the income from the discontinued operation and $2,062 related to the gain on the sale of the property. The 2002 income of $88 represents $171 of rental income, $38 of property operating expenses, $3 of interest expense, $37 of depreciation expense and $5 of minority interest expense. The 2001 income of $122 represents $208 of rental income, $38 of operating expenses, $4 of interest expense, $36 of depreciation expense and $8 of minority interest expense.

Net  Income
     Net income increased $2,516, or 44.0%, to $8,232 in 2002 from $5,716 in 2001. The increase was attributable to gains on sales of properties in 2002 and an increase in revenues primarily from the increase in base rents per square foot and rental revenues. These increases in revenues were partially offset by higher operating expenses of the properties.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues
     Total revenues increased $2,637, or 4.0%, to $67,752 in 2002 primarily due to an increase in income from rental properties of $3,584, which was partially offset by decreases in interest income of $325, interest on direct financing leases of $117 and gain on sale of outparcels of $505.

     Income from rental properties increased $3,584, or 5.7%, to $66,989 in 2002. Included in income from rental properties is minimum rent, percentage rent and other rental income. Minimum rents increased $2,595, or 5.1%, primarily due to an increase in rental rates per square foot from $7.94 in 2001 to $8.12 in 2002 and the core portfolio of properties contributing $1,661, or an increase of 2.6%, over 2001. The core portfolio is defined as properties held in the same corresponding period from the current and prior year, excluding those properties sold or acquired during the same corresponding period. Income from rental properties increased $2,269 due to one property acquired in 2002 and two properties acquired in 2001 which was partially offset by a $356 decrease in income attributable to the sale of four properties in 2001. Percentage rent, based on tenant's gross sales exceeding specified amounts, decreased $30, or 3.4%, to $844 for 2002 due to lower sales of existing tenants. Other rental income such as tenant reimbursements, tenant allowances (bad debt reserves) and lease cancellation fees, increased $1,019, or 8.1%, to $12,527. This increase was partially due to an increase in tenant reimbursements for common area maintenance ("CAM") of $1,427, or 13.0%. The reimbursements received as a percentage of expenses were 76.8% in 2002 and 73.8% in 2001. This increase is due to the sales of properties with lower recovery percentages in 2002 and 2001 and the releasing of several former Jitney Jungle spaces. Tenant allowances decreased $1, or 0.02%, from 2001 and represented only 0.4% of rental income in 2002. Lease cancellation fees decreased $543, or 88.8%, due to the one-time lease termination fee of an anchor in 2001.

     Interest income decreased $325, or 87.4%, to $47 in 2002 from $372 in 2001. The decrease was due to interest charged on a development loan that was repaid in 2001.

     Interest on direct financing leases decreased $117, or 34.9%, due to the sale of one direct financing lease investment in May 2001.

     Gain on sale of outparcels decreased $505, or 50.3% to $498 in 2002. In 2002 and 2001 the Company sold two and three outparcels, respectively.

Expenses
     Total expenses increased $1,179, or 2.5%, to $49,048 in 2002 due to increases in operating expenses of rental properties of $1,395, depreciation of $417, amortization of debt costs of $13 and administrative expenses of $67, partially offset by a decrease in interest expense of $713.

     Operating expenses of rental properties increased $1,395, or 8.8%, to $17,204 in 2002. This increase was partially due to an increase of real estate taxes of $496, or 8.6%, over 2001 as a result of increased property values.
Insurance costs increased by $891, or 101.2%, over 2001 due to a significant increase in premiums as a result of the insurance market environment. The Company amortizes lease fees that are capitalized and the amortization expense increased $83, or 9.2%, in 2002 due to increased leasing activity in 2001 in connection with the releasing of the former Jitney Jungle stores. During 2002, the Company executed over 707,000 square feet of new or renewed leases. Tenant reimbursable operating expenses decreased $7, or 0.1%, primarily due to lower operating and maintenance costs. Overall, the operating expenses of properties increased due to core portfolio operating expenses increasing $835, or 5.3%, over 2001 and the one property acquired in 2002 with the two properties acquired during 2001 and the two development properties completed in 2002 increasing expenses $627. These increases were partially offset by a decrease in expenses of $62 from the sales of four properties during 2001.

     Interest expense decreased $713, or 4.1%, in 2002 primarily due to a decrease of $1,158 on bank interest as a result of a lower effective interest rate of 4.09% in 2002 as compared to 6.85% in 2001 and a lower average borrowing during 2002 of $28,081 compared to $33,040 during 2001. This decrease was partially offset by the higher interest rate on the new senior unsecured notes issued in January 2002 of 7.84% or $179 and the higher interest rate on the three mortgage notes obtained in the second quarter of 2001 of 7.17% or $239.

     The net increase of $417, or 3.7%, in depreciation expense in 2002 was due to the acquisition of a shopping center in the first quarter of 2002 and two shopping centers during 2001, net of the effect of the disposition of three properties in 2001.

     Amortization of debt costs increased $13, or 2.7%, due to the $25,000 of 7.84% senior notes issued in January 2002, partially offset by the write-off of costs relating to the redemption of the 7.3% convertible bonds in January 2002.

     General and administrative expenses increased $67, or 2.1%, to $3,226 in 2002 primarily due to a $140 decrease in capitalized development costs. Capitalized development costs decreased from 2001 due to two developments being completed in 202. Total general and administrative expenses as a percentage of total revenues were 4.8% and 4.9% for 2002 and 2001, respectively.

Other
     Income taxes decreased $44, or 83.0%, in 2002 due to a subsidiary not having as much taxable income in 2002 as 2001.

     Minority interest expense decreased $9, or 2.2%, to $396 in 2002. Minority interest represents the interest of an unaffiliated limited partner in the earnings of a partnership with the Company. The partnership sold two properties in 2001 thus decreasing the net income of the partnership in 2001. This decrease in partnership net income from 2001 is partially offset due to the Company acquiring one property in 2002 and two properties in 2001 for inclusion in the partnership, which increased the Company's percentage ownership of the partnership from 94.1% in 2001 to 94.4% in 2002.

     Due to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assts," effective January 1, 2002 the operating results of certain real estate assets sold subsequent to January 1, 2002 and the respective gain relating to the sale be reported as discontinued operations. As a result, there are no gains on sale of properties within income from continuing operations in 2002 compare to the gain on sales of four properties of $2,498 from 2001.

     The Company sold a property in 2002, leading to an increase in income from discontinued operations of $2,357 in 2002. Of the total income from discontinued operations, $295 related to the income from the discontinued operation and $2,062 related to the gain on the sale of the property. The 2002 income of $295 represents $566 of rental income, $124 of property operating expenses, $16 of interest expense, $112 of depreciation expense and $19 of minority interest expense. The 2001 income of $315 represents $578 of rental income, $120 of operating expenses, $17 of interest expense, $109 of depreciation expense and $17 of minority interest expense.

     Due to the early extinguishment of the 7.3% convertible debentures in January 2002, the Company recognized an extraordinary loss of $156 on the unamortized debt issue costs. No such transaction occurred in 2001.

Net  Income
     Net income increased $903, or 4.6%, to $20,500 in 2002 from $19,597 in 2001. The increase was attributable to an increase in revenues primarily from the increase in base rents per square foot and rental revenues, partially offset by a one time extraordinary loss on the extinguishment of debt, higher operating expenses of the properties along with higher general and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company presently expects cash from operating activities to be its primary source of funds to pay dividends, mortgage note payments and certain capital improvements on properties. Net cash from operating activities was $30,088 in 2002 as compared to $28,457 in 2001, an increase of 5.7%. The increase in cash flow is due to an increase in net earnings and less gains on outparcel sales during 2002. Dividends paid during 2002 and 2001 were $23,200 and $21,422, respectively. Mortgage principal payments for 2002 and 2001 were $2,091 and $1,890, respectively. Total capital expenditures on operating properties for 2002 and 2001 were $3,875 and $4,240, respectively.

     Other planned activities, including property acquisitions, new developments, certain capital improvement programs and debt repayments, are expected to be funded to the extent necessary by bank borrowings, mortgage financing, periodic sales or exchanges of existing properties, the issuance of OP Units and public or private offerings of stock or debt. Net cash used in investing activities was $5,721 in 2002, as compared to $6,228 in 2001, a decrease of $507. This decrease in cash used in investing activities was due to one acquisition in 2001 as compared to an acquisition in 2002 with an assumed mortgage partially offset by the capital expenditures relating to the development program of $7,851 in 2002 compared to $6,451 in 2001 as the Company completed two developments in 2002 and only one development in 2001.

     Net cash used in financing activities increased to $26,824 in 2002 from $21,498 in 2001, an increase of $5,326 or 24.8%. This increase was due to the redemption of the convertible debentures in 2002 of $23,110, a repayment of two mortgages in 2002 of $7,186 and an increase in dividends of $1,778. These increases were partially offset by the Company issuing $38,508 of common stock and $25,000 of senior notes in 2002 compared to the Company issuing $50,000 of senior notes in 2001.

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

     The Company also issued 3,450,000 shares of common stock at an offering price of $11.79 per share for total proceeds, before expenses, of $40,676 under the shelf registration statement in May 2002. As a result of the MTN Program and common stock sales, $184,324 of securities remain available for issuance under the shelf registration statement.

     On January 24, 2002, the Company redeemed all of the outstanding 7.3% convertible subordinated debentures at par for $23,220. Prior to redemption, 165 bonds were converted into 14,659 shares of common stock.

     The Company uses secured borrowings to meet capital requirements. As of September 30, 2002 the Company had $130,196 in mortgage notes payable at a weighted average interest rate of 7.60%, which are due in monthly installments with maturity dates ranging from 2005 to 2024.

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

     On September 30, 2002, the Company prepaid a 7.65% secured loan of approximately $1,989. The loan was due on December 1, 2002.

     In February 2001, the Company entered into three mortgage loans totaling $20,740, secured by first mortgages on three properties. These notes are due and payable in ten years and the principal amortization is based on a thirty year amortization schedule. The notes bear interest at a weighted average interest rate of 7.17% and range from 7.02% to 7.25%.

     Future principal amortization and balloon payments applicable to mortgage notes payable at September 30, 2002 are as follows:

                Scheduled     Balloon
              Amortization   Payments    Total
              -------------  ---------  --------
2002          $         708  $       -  $    708
2003                  2,965          -     2,965
2004                  3,192          -     3,192
2005                  3,448     24,500    27,948
2006                  3,586     54,797    58,383
Thereafter           53,991    150,009   204,000
              -------------  ---------  --------
              $      67,890  $ 229,306  $297,196
              =============  =========  ========

     On November 1, 1999, the Company obtained a $100,000 unsecured revolving loan facility (the "Revolving Loan"), with an original maturity date of November 1, 2002. This Revolving Loan replaced the Company's previous credit facility and is led by a different financial institution and further backed by a syndicate of four other financial institutions. Not later than November 1 of each year commencing in 2000, the Company may request to extend the maturity date for an additional 12-month period beyond the existing maturity date. The interest rate is, at the option of the Company, either prime, fluctuating daily, or LIBOR plus the "Applicable Margin" (currently 105 basis points), which is subject to adjustment based upon the rating of the senior unsecured long-term debt obligations of the Company. The Company may borrow, repay and/or reborrow under this loan at any time. In addition, the Company secured a $5,000 unsecured swing line, bearing interest at LIBOR plus the Applicable Margin, scheduled to mature on October 31, 2000. In October 2000, the maturity date of the Revolving Loan and the swing line was extended to November 1, 2003. The Company also secured an option to increase the Revolving Loan at its discretion by $50,000. On May 29, 2002, the Company amended and renewed the existing $100 million unsecured line of credit, as well as extending the Company's option to expand the line by $50 million, until May 29, 2005. The Revolving Loan was also amended to decrease the Applicable Margin to 105 basis points from 115 basis points. The terms of the Company's credit facilities and other instruments and agreements relating to our indebtedness include certain customary operational and financial covenants, which the Company was in compliance with as of September 30, 2002.

     As of September 30, 2002 and December 31, 2001, the borrowings under the Company's credit facilities totaled $17,000 and $51,654, respectively. The average interest rates for 2002 and 2001 were 3.88% and 6.48%, respectively. At September 30, 2002, the weighted average interest rate was 2.86% on outstanding borrowings under the Revolving Loan.

     LP, IRTCCII, IRTAL and IRTMC guarantee the Company's indebtedness under the Company's existing unsecured revolving term loan and its other senior debt.

     The Company presently believes that based on currently proposed plans and assumptions relating to its operations, the Company's existing financial arrangements, together with cash flows from operations, will be sufficient to satisfy its foreseeable cash requirements for the next year. At September 30, 2002 the Company's market capitalization was approximately $698,815, of which 42%, or $296,988, was from financing sources. It is the Company's present intention to have access to the capital resources necessary to expand and develop its business, while maintaining its investment grade ratings with Moody's Investor Services and Standard and Poor's. Currently, Moody's Investor Services has a Baa3 rating and Standard and Poor's has a BBB- rating on the Company's senior debt. The Company may, from time to time, seek to obtain funds through additional security offerings or debt financings in a manner consistent with its current debt capitalization policy.

RECENT  DEVELOPMENTS

     On October 28, 2002, Equity One, Inc. (NYSE: EQY) and the Company executed a merger agreement pursuant to which Equity One will acquire the Company. In connection with the merger, each of the Company's shareholders may elect to receive for each share of the Company's common stock either $12.15 in cash or
0.9 shares of Equity One common stock, or a combination thereof. The terms of the merger agreement further provide that the holders of no more than 50% of the Company's outstanding common stock may elect to receive cash.

    Completion of the transaction, which is expected to take place in the first quarter of 2003, is subject to the approval of Equity One's and the Company's shareholders and other customary conditions. The boards of each of the Company and Equity One have unanimously approved the transaction. Additionally, holders of approximately 75% of Equity One's common stock and approximately 8% of the Company's common stock have agreed to vote their shares in favor of the transactions contemplated by the merger. On the 4th business day prior to the shareholder meetings, the Equity One holders may withdraw their voting support, and the Company's board may withdraw its merger recommendation, if Equity One's weighted average stock price for the 30 preceding trading days is less than $12.06 or less than $11.00 for the three preceding trading days. In addition, on the 4th business day prior to the shareholder meetings the Equity One holders may withdraw their voting support if the Company's weighted average stock price for the 30 preceding trading days is less than $10.935 or less than $9.935 for the three preceding trading days.

     The Company cannot make any assurances that the merger with Equity One will be consummated according to the terms set forth in the merger agreement, if at all. Either the Company or Equity One may terminate the merger agreement if the merger is not consummated by March 31, 2003. The Company will be required to pay a $15 million break-up fee to Equity One in the event that the Company enters into an agreement for a superior transaction or if, under certain circumstances, the Company's board withdraws its recommendation for the transaction.

    On October 31, 2002, Janet Herszenhorn, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, Equity One and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between Equity One and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     On October 31, 2002, John Greaves, an individual stockholder of IRT, purporting to represent a class of holders of IRT common stock, also filed a putative class action lawsuit in the Superior Court of Cobb County, Georgia, against IRT, Equity One and each of the directors of IRT. The complaint alleges, among other things, that IRT and its individual directors breached their fiduciary duties by agreeing to the merger between Equity One and IRT and that Equity One aided and abetted such breach. The complaint seeks injunctive relief, an order enjoining consummation of the merger and unspecified damages.

     Although the defendants believe that these suits are without merit and intend to defend themselves vigorously, there can be no assurance that the pending litigation will not interfere with the consummation of the merger. IRT and Equity One do not expect that these suits will interfere with the scheduling of their respective shareholder meetings or the consummation of the merger, if approved.

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

     The Company has begun investigating this matter, including the basis for inclusion of the Industrial Property on the Priority List and the scope and source of any such hazardous substances in groundwater (which may be a result of, among other things, prior ownership and usage of the Industrial Property or contaminants from other nearby properties). Depending on the results of this investigation, notification of DEHNR may be required and certain corrective actions performed. Based on information presently available, the Company presently believes that the costs of any such corrective action is not expected to have a material adverse effect on the Company.

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

FUNDS  FROM  OPERATIONS

     The Company defines funds from operations, consistent with the National Association of Real Estate Investment Trusts ("NAREIT") definition, as net earnings on real estate investments less gains (losses) on sale of properties and extraordinary items plus depreciation and amortization of capitalized leasing costs. Interest and amortization of issuance costs related to convertible subordinated debentures and minority interest expenses are added back to funds from operations when assumed conversion of the debentures and OP Units is dilutive. The conversion of the debentures, that were redeemed on January 24, 2002, are dilutive for the nine months ended September 30, 2002 and the three and nine months ended September 30, 2001. The conversion of the debentures for the three months ended September 30, 2002, are anti-dilutive and therefore excluded from the calculation. The conversion of the OP Units are dilutive for the three and nine months ended September 30, 2002 and are included in the calculation. Management believes funds from operations should be considered along with, but not as an alternative to, net earnings as defined by generally accepted accounting principles as a measure of the Company's operating performance. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     The following data is presented with respect to the calculation of funds from operations under the NAREIT definition for the three and nine months ended September 30, 2002 and 2001 (in thousands except per share amounts):


                                                  Three Months Ended  Nine Months Ended
                                                      September 30,      September 30,
                                                   -----------------  ------------------
                                                     2002     2001      2002      2001
                                                   --------  -------  --------  --------
NET EARNINGS                                       $ 8,232   $ 5,716  $20,500   $19,597

     Extraordinary loss on extinguishment of debt        -         -      156         -
     Gain on sales of properties                    (2,062)        -   (2,062)   (2,498)
     Depreciation  *                                 3,868     3,770   11,596    11,160
     Amortization of capitalized leasing fees  *       345       319      995       914
                                                   --------  -------  --------  --------

FUNDS FROM OPERATIONS                               10,383     9,805   31,185    29,173

     Interest on convertible debentures                  -       425      109     1,274
     Amortization of convertible debenture costs         -        25        7        75
     Amounts attributable to minority interests        195       177      601       624
                                                   --------  -------  --------  --------

FULLY DILUTED FUNDS FROM OPERATIONS                $10,578   $10,432  $31,902   $31,146
                                                   ========  =======  ========  ========

FULLY DILUTED FUNDS FROM OPERATIONS PER SHARE      $  0.30   $  0.31  $  0.95   $  0.94
                                                   ========  =======  ========  ========


APPLICABLE WEIGHTED AVERAGE SHARES                  34,991    33,407   33,548    33,260
                                                   ========  =======  ========  ========

*  Net  of  amounts  attributable  to  minority  interests



Additional Information: The following data is presented with respect to amounts incurred for improvements to the Company's real estate investments, for the straight line rent adjustment, for leasing fees paid and for principal amortization of mortgage notes payable during the three and nine months ended September 30, 2002 and 2001 (in thousands).

                                              Three Months Ended  Nine Months Ended
                                                 September 30,     September 30,
                                                 -------------     -------------
                                                 2002   2001       2002    2001
                                                 -----  -----      ------  ------
Straight line rent adjustment                    $ 172  $  99      $  496  $  370
                                                 =====  =====      ======  ======

Revenue-generating capital expenditures
     Tenant Improvements - Anchors               $ 256  $  10      $  256  $1,651
     Tenant Improvements - Non anchors             163    332         653     886
                                                 -----  -----      ------  ------
Total revenue-generating capital expenditures**  $ 419  $ 342      $  909  $2,537
                                                 =====  =====      ======  ======

Non revenue-generating capital expenditures      $ 430  $ 650      $  828  $2,164
                                                 =====  =====      ======  ======

Lease fee payments                               $ 565  $ 487      $1,196  $1,431
                                                 =====  =====      ======  ======

Scheduled principal amortization                 $ 705  $ 665      $2,090  $1,890
                                                 =====  =====      ======  ======

** Includes tenant improvements and capital expenditures to prepare spaces for leasing. Excludes expansions.

ITEM  3.      QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
                   (dollars  in  thousands)

     The Company's primary exposure to market risk is interest rate risk as it relates to the Company's variable interest rate bank credit facilities. As market conditions fluctuate, interest rates either increase or decrease and interest expense from the variable rate bank credit facilities will move in the same manner as the interest rates. At September 30, 2002, the variable rate debt represented 5.7% of the total debt outstanding and the average interest rate for the nine months ended September 30, 2002 was 3.88%. If the average interest rate for the credit facilities was 100 basis points higher or lower, annual interest expense would be increased or decreased by approximately $281.

     The Company also utilizes mortgage notes payable and senior unsecured notes with fixed rates. Sudden changes in interest rates generally do not affect the Company's interest expense as these debt instruments have fixed rates for extended periods of time. The Company's potential risk is from increases in long-term real estate mortgage rates or borrowing rates that may occur. As the debt instruments mature, the Company typically refinances such debt at the then current market interest rates, which may be more or less than the interest rates on the maturing debt. As of September 30, 2002, fixed rate debt represented 94.3% of the total debt outstanding.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates or market conditions, including estimated fair values for the Company's interest rate sensitive liabilities as of September 30, 2002. As the table incorporates only those exposures that exist as of September 30, 2002, it does not address exposures which could arise after that date. Moreover, because there were no firm commitments to sell the obligations at fair value as of September 30, 2002, the information presented has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and at prevailing interest rates. Dollar amounts in the following table are in thousands.



                                                        Expected Maturity/Principal Repayment
                                  Nominal*     ----------------------------------------------------  Total     Fair
                               Interest Rate   2002    2003    2004    2005     2006    Thereafter   Balance    Value
                               --------------  -----  ------  ------  -------  -------  -----------  --------  --------
Variable Rate Liabilities:
   Lines of Credit Facilities           2.86%  $   -  $    -  $    -  $17,000  $     -  $         -  $ 17,000  $ 17,000

Fixed Rate Liabilities:
   7.25% Senior Notes                   7.25%      -       -       -        -        -       75,000    75,000    91,565
   7.77% Senior Notes                   7.77%      -       -       -        -   50,000            -    50,000    60,460
   7.84% Senior Notes                   7.84%      -       -       -        -        -       25,000    25,000    33,156
   Mortgage Notes Payable               7.44%    708   2,965   3,192   10,948    8,383      104,000   130,196   142,488
                                               -----  ------  ------  -------  -------  -----------  --------  --------

Total Liabilities                              $ 708  $2,965  $3,192  $27,948  $58,383  $   204,000  $297,196  $344,669
                                               =====  ======  ======  =======  =======  ===========  ========  ========

*  Average  rates  as  of  September  30,  2002

ITEM  4.CONTROLS  AND  PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

     Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

                           PART II.  OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

        Not  applicable.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

        Not  applicable.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES.

        Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

        Not  applicable.

 ITEM  5.  OTHER  INFORMATION.

     On October 28, 2002, Equity One, Inc. and the Company executed a merger agreement pursuant to which Equity One will acquire IRT. For a more complete discussion of the merger agreement, see "Management's Discussion and Analysis of Financial Condition - Recent Developments."

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

     2.1 Agreement and Plan of Merger, dated as of October 28, 2002, by and between IRT Property Company and Equity One, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 30, 2002).

     4.1 Amendment No. 1 to Shareholder Protection Rights Agreement, dated as of October 28, 2002, by and between IRT Property Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit
          4.1  to  the  Company's  Current  Report on Form 8-K dated October 30,
          2002).

     99.1 Certification  of  Chief  Executive  Officer.

     99.2 Certification  of  Chief  Financial  Officer.

     99.3 Form of IRT Voting Agreement, dated October 28, 2002, by and among Equity One, Inc. and certain shareholders of IRT Property Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 30, 2002).

     99.4 Form of Equity One, Inc. Voting Agreement, dated October 28, 2002, by and among IRT Property Company and certain stockholders of Equity One, Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 30, 2002).

     99.5 Voting Agreement, dated as of October 28, 2002, by and between Equity One, Inc. and E. Stanley Kroenke, in his capacity as a shareholder of IRT Property Company (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated October 30, 2002).

     99.6 Press  Release,  dated  October 29, 2002 (incorporated by reference to
          Exhibit 99.4 to the Company's Current Report on Form 8-K dated October 30, 2002).


     (b)  Reports  on  Form  8-K.

          The Company did not file 8-K Reports during the three month period ended September 30, 2002.

          On October 30, 2002, the Company filed a Report under Item 1(b) on Form 8-K to report the Agreement and Plan of Merger.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.



                                       IRT  PROPERTY  COMPANY


Date:     November  12,  2002          /s/  Thomas  H.  McAuley
-----     -------------------          ------------------------
                                       Thomas  H.  McAuley
                                       President  &  Chief  Executive  Officer


Date:     November  12,  2002          /s/  James  G.  Levy
-----     -------------------          --------------------
                                       James  G.  Levy
                                       Executive  Vice  President  &
                                       Chief  Financial  Officer

                                 CERTIFICATIONS

I,  Thomas  H.  McAuley,  certify  that:

1.   I have reviewed this quarterly report on Form 10-Q of IRT Property Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002

/s/  Thomas  H.  McAuley
------------------------
Thomas  H.  McAuley
Chief  Executive  Officer

                                 CERTIFICATIONS

I,  James  G.  Levy,  certify  that:

1.   I have reviewed this quarterly report on Form 10-Q of IRT Property Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002

/s/  James  G.  Levy
--------------------
James  G.  Levy
Chief  Financial  Officer